Form 10KSB
period 2007-12-31
DIGITAL YEARBOOK, INC.
filed 2008-03-17
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-146476

DIGITAL YEARBOOK, INC.
(Name of small business issuer in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2300 W. Sahara Ave., Suite 800 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 485-8882

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $40,050 as of December 31, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 4,801,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Digital Yearbook’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Overview of the Company

We are a development stage company that was formed on June 5, 2007. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. Neither we nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Objectives

We intend to focus on developing user-friendly software that creates interactive digital yearbook software for schools and will allow them to create and burn their own interactive digital yearbooks on CD/DVD. Students and school staff will be able to watch and play their digital yearbooks on a personal computer or DVD. Our software will allow schools to add photos, video and text to their digital yearbooks. The traditional yearbook is a display of a series of chosen images. We intend to develop software that will enable schools to turn their school videos and digital photos into an interactive digital yearbook on CD/DVD based on their school events and activities. Our target market is primarily high schools who wish to capture their school memories in a fun and interesting way for their students and their families to watch and play for years to come. We plan to expand our market in the future to all schools such as colleges, universities, trade schools etc.

Our planned software involves the following three-step process for the creation of the interactive digital yearbooks:

Add Media – A teacher or student, possibly with teacher supervision, imports photos and videos from a digital camera, scanner, hard drive and the internet to our software. They can also add text during this process.

Preview – The preview can be accessed at any time during the creation of the yearbook and shows what is being created as they go. They can then return to step one and continue to build their digital yearbook, edit or change anything they want at anytime.

Produce – Click a button and choose the format (CD or DVD) with which to burn the finished yearbook on a CD or DVD disc that can be played on any domestic CD or DVD player or personal computer.

We plan to develop a software product that will be easy enough for anyone to use, regardless of his/her level of computer literacy. Our software product will provide useful features, contain help support and be easy to install. We intend to concentrate our efforts on:

Software Functions – the digital yearbook software will contain basic functions, including:

•

Easy and Fast Uploading, supporting a wide variety of formats such as: BMP, GIF, JPG, AVI, MPG, WMV, MP3.

•

Photo, Video and Text Preview at any time.

•

A variety of colors to choose from for the finished yearbook templates

•

Ability to burn their digital yearbook projects to CD/DVD.

In the future, after we begin to generate revenues, we plan to add enhanced features such as:

•

Themes for many varieties of schools such as Colleges, Universities, Trade schools etc.

•

Supporting other languages such as Spanish and French.

•

More choice of template colors.

When completed, our website will enable customers to download the Digital Yearbook software as well as place orders and pay for an activation key code which will activate the software and enable the software to burn their finished yearbook projects onto CD/DVD online. Once the customer selects to purchase our product they are then directed to our order fulfillment page to complete their order billing and shipping information if they request a hard copy rather than download the software from our website. On completion, the customer is asked to agree with our terms and conditions of sale, and if in agreement, they are directed to the checkout page where PayPal information is requested. On completion, a final step displays the order and payment information for final confirmation by the customer.  The customer then receives an email summarizing the order, shipping and payment information.  We receive an identical email for order processing and fulfillment.

Once we complete the set up our website and complete our software development, a school will be able to purchase and download our software directly from our website. We plan to price our software at below $500 for a downloadable version and slightly higher for a boxed version. According to our business model, the majority of our revenues will come from online sales of our software.

For additional information, please see “Plan of Operation” below.

We do not currently have sufficient capital to operate our business, and we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our offices are currently located at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102.  Our telephone number is 1-888-485-8882. We have secured a domain name - www.digitalyearbookinc.com and our directors have started the development of our website.

The Market Opportunity

We plan to market our interactive digital yearbook software to Elementary and High Schools.

According to the following surveys in the United States and Canada, our target market in North America is very large:

The U.S. Census Bureau’s estimate for the number of students in 2003, 75 million people - more than one-fourth of the U.S. population age 3 and older - were in school throughout the country. (http://www.census.gov/Press-Release/www/releases/archives/education/005157.html)

There are over 150,000 K-12 schools in the US: (http://www.allschoolsandlearning.com) and approximately 50,000 in Canada: (http://canadaonline.about.com/gi/dynamic/offsite.htm?zi=1/XJ/Ya&sdn=canadaonline&cdn=newsissues&tm=27&gps=156_220_1020_593&f=00&tt=14&bt=0&bts=0&zu=http%3A//www.oise.utoronto.ca/canedweb/schools.html)

These numbers do not include online schools.

According to Statistics Canada, based on a census conducted in 2006, the number of school aged children under 15 residing in Canada was 5,644,600. (http://www40.statcan.ca/l01/cst01/demo10a.htm)

Based on the foregoing information, we believe that attracting only a small percentage of our target market in North America will enable us to operate profitably. There can be no assurance, however, that our software products will appeal to schools, teachers or students.

Our Competitive Position in the Interactive Digital Yearbook Software Industry

The interactive digital yearbook software industry is a fairly new industry but also highly competitive. The digital yearbook software we plan to introduce will encounter strong competition from many other companies, including many with greater financial resources than ours as well as from larger and more established companies.

Our competitors include companies such as:

*International MultiMedia Yearbooks

(http://www.multimediayearbook.com)

*Yearbook International

(http://www.yearbookinteractive.com)

These companies currently dominate the digital yearbook software market and we expect them to remain the dominant force for the time being. These companies offer software programs or yearbook programs which are similar to our future product. The one main difference is that our software will be completely do-it-yourself which means the schools, teachers and students will not be reliant on a company to put their projects together for them as with our competitors. This means we seek to differentiate ourselves by providing our customers with software that they will be able to not only build their interactive digital yearbooks with but will also be able to burn them themselves.

Marketing & Sales Strategy

We plan to market our interactive digital yearbook software with a web-based marketing campaign; this web-based campaign will include the following:

E-mail marketing

We have budgeted $5,000 from our marketing budget for an e-mail campaign. Emails will be sent only to those schools which have asked for or shown an interest in receiving information about our software.

Catalogue Advertising

One of the main sources for advertising our interactive digital yearbook software is by placing ads in school software distributor catalogues. These catalogues are distributed to elementary and high schools across Canada and the United States who rely on the catalogues to find and purchase the equipment and software they need.

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising .

We budgeted $5,000 from our marketing campaign for school software distributor catalogue advertising.  We intend to place ads in catalogues that specifically target schools.

Submission to directories and search engines

We plan to submit our website to directories and search engines in order to increase our presence on the Internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google (http://www.google.com), Yahoo (http://www.yahoo.com – regional Yahoos also exist), AltaVista (http://www.altavista.com) and Excite (http://www.excite.com). There are literally hundreds of such directories where we can list our software at no cost to the company.

Distribution of software

We plan to price our software at below $500 for a downloadable version and slightly higher for a boxed version. According to our business model, the majority of our revenues will come from online sales of our software.

When our product is ready for commercial sale, we will enter into an agreement with PayPal to act as our credit card merchant.  PayPal is a financial  company that  accepts  and  clears  all  customer  credit  card payments  on  behalf of participating  merchants,  such as our company. There are no short or long term contracts or obligations associated with the use of PayPal.  PayPal accepts all major credit cards (Visa, Mastercard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts.)

PayPal commission varies between 1.9% to 2.9% + $0.55 per transaction.

PayPal rate structure:

$0.00 -$3,000.00	2.9% + $0.55
$3,000.01 -$12,000.00	2.5% + $0.55
$12,000.01 -$125,000.00	2.2% + $0.55
$125,000.00	1.9% + $0.55

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We are producing our own software product and the distribution of the software product and services will be primarily over the internet.

Dependence on One or a Few Major Customers

We plan on selling our software products and services directly to schools over the internet. Our interactive digital yearbook software will be priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

We are planning to develop our interactive digital yearbook software.   Beyond our trade name, we currently do not hold any other intellectual property, and except for the copyright to our software product we do not anticipate any additions in the foreseeable future. We plan to rely for the most part on trade secrecy laws and contractual proprietary rights and non-disclosure provisions to protect any intellectual property rights that we create in our digital yearbook software products.

Existing or Probable Government Regulations

If we create and utilize a web site, as we plan to do, online access through a company-operated web site requires careful consideration of legal and regulatory compliance requirements and issues.

Research and Development Activities and Costs

We have not incurred any costs to date and, except for outsourcing the development of our interactive digital yearbook software, we have no plans to undertake any research and development activities during the first year of operation.

Facilities

We rent executive office facilities located at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102. This is a shared office facility, which offers office space and secretarial and administrative services for $159 monthly. We may cancel upon 30 days written notice.  This location will serve as our primary executive offices for the foreseeable future. Ms. Navon and Mr. David also work from their respective residences in Canada and Israel at no charge to our company. Our director has contributed a free web server space for our website with no cost to us.

Employees

We have no employees at the present time. Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Since our ongoing operation is not labor intensive, our officers and directors will do whatever work is required until our business reaches the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization. We do not expect to hire any employees within the first year of operation. Instead, we plan on outsourcing the necessary tasks.

Reports to Security Holders

(1)

We will furnish shareholders with annual financial reports certified by its independent accountants.

(2)

We are a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risks Relating to Our Business

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred no losses for the period from June 05, 2007 (inception) to August, 2007. At August, 2007 we had working capital and stockholders’ equity of approximately $40,428.

We anticipate generating losses for at least the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which adjustment may have to be made should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on June 5, 2007. We have never had any products, customers or revenues. Although we have begun initial planning for the development of our interactive digital yearbook software for high schools and have retained a consultant to assist us in attaining the milestones set forth in our business plan, we may not be able to execute our business plan unless and until we are successful in raising additional funds. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

Our Business Plan may be unsuccessful and we may not be able to continue operations as a going concern.

The success of our business plan is dependent on our developing and offering interactive digital yearbook software. Our ability to develop such software is unproven, and the lack of an operating history makes it difficult to validate our business plan.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in our company.

We expect our losses to continue in the future and as a result, we may not be able to continue operations. Unless we are able to generate revenue and make a profit, our stockholders may lose their entire investment in us.

We expect to incur losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our proposed software.

We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations and as a result our stockholders may lose their entire investment in us.

We have no operating history. There is no assurance that our future operations will result in profitable revenues and we expect to maintain losses over the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern. If we cannot generate sufficient revenue to operate profitably, we will likely suspend or cease operations and investors could lose their entire investment in our company.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We were incorporated on June 5, 2007, and have very limited operations.  We have not realized any revenues to date. Our software is not ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. Although we have not incurred net losses as of August 15, 2007 we expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the development, marketing and distribution of our software.

In the future, our success will be dependent upon the success of our efforts to gain market acceptance of our software. If we cannot attract a significant number of customers or should the target market not be as responsive as we anticipate, we cannot guarantee that we will ever be successful in generating revenues in the future to ensure our survival.

We have not generated any revenue from our business and therefore we will need to raise funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Although we currently have approximately $40,428 in working capital, we anticipate incurring costs of at least $48,200 within the next 12 months. Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to be able to respond to unanticipated requirements and/or expenses.

We will need to raise additional funds if we do not generate any revenues within the next 12 months.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. There can be no assurance that additional financing will be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Registration Statement. Without additional funding, we may not commence our planned business operations.

We are dependent on contracting with third party firm(s) to develop and maintain our software for us.

We intend to hire a software development firm(s) to develop and maintain our interactive digital yearbook software. We have estimated the costs for this purpose at $15,200.  If we be unable to contract qualified software development firm(s) to develop and maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will never become profitable and our business will be unsuccessful.

If we are not able to complete the development of our website, or when developed, may contain defects, will not be able to generate revenues and the shareholders will lose their investment.

We have not completed the development of our proposed website. The success of our business will depend on its completion and the acceptance of our website by our target market. Achieving such acceptance will require significant marketing investment.

Our website, once developed and tested, may contain undetected design faults and software errors that are discovered only after it has been installed and used by customers. Any such default or error could cause delays and further expenses and could adversely affect our competitive position and cause us to lose potential customers or opportunities. If this is the case, we may not be accepted by our customers at sufficient levels to support our operations and build our business and our business will fail.

Because our executive officers control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Our executive officers beneficially own approximately 83.3% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

Because our executive officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgment and civil liabilities against them. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Both of our directors and officers live outside of the United States.  Mr. Ohad David, our President and director is a citizen and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States.  Ms. Ruth Navon, our Secretary, Treasurer and a director is a resident of Canada, and all or a substantial portion of her assets are located outside of the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors or officers, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Because we have two directors, deadlocks may occur in our board’s decision-making process, which may delay or prevent critical decisions from being made.

Since we currently have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our Articles of Incorporation and By-Laws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

Because our executive officers are unable to devote their services to our company on a full time basis, the performance of our business may suffer, our business could fail and investors could lose their entire investment.

Mr. Ohad David, our President and a director, currently devotes approximately 10 to 20 hours per week to our company.   Similarly, Ms. Ruth Navon, our Secretary, Treasurer and a director, currently devotes 10 to 20 hours a week to our company.  As discussed below, we depend heavily on the services of Mr. David and Ms. Navon.  As a result, the management of our company could under-perform, our business could fail and investors could lose their entire investment.

Our executive officers have no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that license software or services over the internet.  This could cause them to make inexperienced or uninformed decisions that have bad results for us. As a result, our operations could suffer irreparable harm and may cause us to suspend or cease operations, which could cause investors to lose their entire investment.

Mr. David and Ms. Navon, have no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that market software or services over the internet.  Due to their lack of experience and knowledge in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business.  Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

We depend heavily on Mr. David and Ms. Navon. The loss of either person will have a substantial negative effect on our business and may cause our business to fail.

We depend entirely on Mr. David and Ms. Navon for all of our operations. The loss of either person will have a substantial negative effect on us and may cause our business to fail. Our officers did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

We do not have any employment agreements or maintain key person life insurance policies on our officers. If our officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We may not be successful in developing interactive digital yearbook software that will achieve market acceptance.

The success or failure of developing interactive digital yearbook software depends in large part on its desirability and ease of application in the target market. We cannot be sure that our development efforts will produce software that will fulfill the needs and appeal to the tastes of schools, teachers or students.

The yearbook and digital yearbook industry is characterized by technological change, frequent product introductions and evolving industry standards. Our success will depend, to a significant extent, on our ability to develop software and introduce upgrades or new software products to satisfy an expanding range of customer needs and achieve market acceptance.

We may never be able to achieve sales revenues sufficient to become profitable.

There can be no assurance that our software will achieve a level of market acceptance that will make us profitable.

We believe that the acceptance of our software products will depend on our ability to:

1)

Effectively market our software products and develop brand recognition.

2)

Develop user-friendly software products that appeal to schools, students, teachers and parents.

3)

Develop and maintain a favorable reputation among our customers.

4)

Price and license the software products in a manner that is appealing to potential customers.

5)

Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our software products.

We face intense competition from other businesses that currently market yearbook software.

Competition will come not only from those who deliver their products through traditional retail establishments but also from those who deliver their products and software through the internet. Our competitors have longer operating histories, greater brand recognition, larger marketing budgets and installed customer bases. In addition, these companies are able to field full-time, directly employed sales personnel to better cover certain markets and customers. They can also invest greater resources in the development of technology, content and research which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

Many of our competitors have significantly more financial resources, which could allow them to develop software that could render our proposed software inferior.

Our competition, including International Multimedia Yearbooks and Yearbook Interactive may have software or may develop software that will render our proposed software inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which require resources. There can be no assurance that we will have sufficient financial resources to maintain our R&D, marketing, sales and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our software products.

Marketing and making our software products available on the internet expose us to regulatory and legal issues.

A range of exposures may exist due to how we intend to market our software. If we create and utilize a web site, as we plan to do, online access through a company-operated web site requires careful consideration of legal and regulatory compliance requirements and issues. We will need sufficient security measures to protect information and preserve the privacy of our customers and monitor the use of the site. This may require extensive legal services that may become an increased cost component when considering the development of our software and technologies.

If we are unable to protect our proprietary technology and other intellectual property rights, our ability to compete in the marketplace may be substantially reduced.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market software similar to our software, which could decrease demand for our software, thus decreasing our revenues. We rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our interactive digital yearbook software. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we will require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar software products. Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business or financial condition.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our software, pay significant royalties or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

•

be expensive and time consuming to defend;

•

result in negative publicity;

•

force us to stop licensing our software products that incorporate the challenged intellectual property;

•

require us to redesign our software products;

•

divert management’s attention and our other resources; or

•

require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

DESCRIPTION OF PROPERTY

We do not lease or own any real property. We currently maintain our corporate office at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102. This space is sufficient until we commence full operations.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Digital Yearbook, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Digital Yearbook, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Digital Yearbook, Inc. has been convicted of violating a federal or state securities or commodities law.

Digital Yearbook, Inc. is not a party to any pending legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Shares Available Under Rule 144

We have 4,801,000 shares of common stock outstanding, all of which bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, Digital Yearbook, Inc. has 4,801,000 shares of $0.001 par value common stock issued and outstanding held by three shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Digital Yearbook, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Digital Yearbook intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Digital Yearbook’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during the past three years. None of the holders of the shares issued below have subsequently transferred or disposed of their shares and the list is also a current listing of the Company's stockholders.

During this year, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, or Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On June 5, 2007, we sold 2,000,000 shares of our common stock to Mr. Ohad David, our President and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 5, 2007, we sold 2,000,000 shares of our common stock to Ms. Ruth Navon, our Secretary, Treasurer and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Digital Yearbook, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We intend to develop user-friendly software that creates interactive digital yearbook software for schools and will allow them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to December 31, 2007, we generated no revenues.  We have no recurring customers and have no revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  Since our inception, we incurred aggregate expenses of $24,395, of which $11,927 is related to general and administrative expenses and $12,468 attributable to professional fees.  Our general and administrative fees includes a charge of $8,323 for computer and internet expenses related to development our software.  Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific level of such expenses are unpredictable and may exceed our current capital resources.

As a result of our lack of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  For the year ended December 31, 2007, our accumulated deficit was $24,395.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

We expect to have negative cash flows for the fiscal year 2008, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of December 31, 2007 in the amount of $16,055 is not sufficient to sustain our expected operations for the next approximately 12 months.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Plan of Operation

We are a development stage company with very limited operations to date and no revenue. We have very limited financial backing and few assets.  Our goal is to establish ourselves as a company that will produce and distribute interactive digital yearbook software via download from the Internet directly to elementary and high schools in the United States and Canada.

During the first stages of our growth, our officers and directors will provide all of the labor required to execute our business plan at no charge, except we do intend to hire a website programmer on a contract basis for two months at an estimated cost of $5,000 to finish and upgrade our website and we do plan to outsource initial software development tasks at an estimated cost of $15,200.  Management has no intention of hiring any employees during the first year of operations. Due to our limited financial resources, each member of the management team will dedicate approximately 10 - 20 hours per week in order to execute our plan of operation.

Our goals for fiscal year 2008 are to:

•

Develop our interactive digital yearbook software.

•

Establish a customer data-base from our e-mail campaign.

•

Drive traffic to our website and achieve 200 visitors per day.

•

Generate revenue during the third quarter of 2008.

•

Achieve break-even results of operations during the fourth quarter of 2008.

We plan to focus our efforts on listing our software with distributors and re-sellers of school software to have our interactive digital yearbook software listed on their websites and ads placed in their catalogues ready for schools to purchase and download.

There is no fee or costs for listing our software on their websites other than after a sale is made they will take up to a 25% commission for each sale of our software. There is however a cost or fee to place ads in their catalogues.

We plan to list our interactive digital yearbook software on websites such as Academic Superstore (http://www.academicsuperstore.com)

We will also focus our efforts on beginning our email marketing campaign. Our officers will begin to build a list (database) of contact information including phone numbers, email addresses, mailing addresses etc. for elementary and high schools in North America and begin to contact them to offer our software.

We plan to carry on with the email campaign and catalogue advertising and focus our efforts on contacting as many schools as possible to introduce our software. We will commence our initial marketing plan using an e-mail campaign targeted specifically at elementary and high schools in the North American market. There are many websites offering lists of schools in the US and Canada with certain contact information for each school. These online lists are free. One example of these websites is: (http://www.studycanada.ca/english/index.htm)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

DIGITAL YEARBOOK, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                      PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Yearbook Inc

(A Development Stage Company)

We have audited the accompanying balance sheet of Digital Yearbook Inc as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows from inception June 5, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Yearbook Inc as of December 31, 2007 and the results of its operations and its cash flows from inception June 5, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company currently has limited liquidity, and has not generated any revenues and has accumulated deficit of $24,395 as of December 31, 2007 which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

January 30, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F3

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Balance Sheet

ASSETS

December 31,
2007
CURRENT ASSETS

Cash	$16,055

Total Current Assets	16,055

TOTAL ASSETS	$16,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, 4,801,000 shares issued and outstanding	480
Additional paid-in capital	39,970
Deficit accumulated during the development stage	(24,395)

Total Stockholders’ Equity	16,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,055

The accompanying notes are an integral part of these financial statements.

F4

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Statement of Operations

From Inception
on June 5,
2007 Through
December 31,
2007

REVENUES	$-

OPERATING EXPENSES

General and administrative	11,927
Professional fees	12,468

Total Operating Expenses	24,395

INCOME (LOSS) FROM OPERATIONS	(24,395)

OTHER EXPENSES

Interest expense	-

Total other expenses

NET LOSS	$(24,395)

BASIC LOSS PER SHARE	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,572,143

The accompanying notes are an integral part of these financial statements.

F5

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 5, 2007	-	$-	$-	$-	$-

Common stock issued for cash
at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash
at $0.05 per share	801,000	80	39,970	-	40,050

Net loss from inception
through December 31, 2007	-	-	-	(24,395)	(24,395)

Balance, December 31, 2007	4,801,000	$480	$39,970	$(24,395)	$16,055

The accompanying notes are an integral part of these financial statements.

F6

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Statement of Cash Flows

From Inception
on June 5,
2007 Through
December 31,
2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(24,395)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	-

Net Cash Used by
Operating Activities	(24,395)

CASH FLOWS FROM
INVESTING ACTIVITIES	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued for cash	40,050

Net Cash Provided by
Financing Activities	40,050

NET DECREASE IN CASH	16,055

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$16,055

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

F7

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Digital Yearbook, Inc. (the Company) was incorporated in the State of Nevada on June 5, 2007. The Company is engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

F8

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

From inception through December 31, 2007
Income tax expense at statutory rate	$ 8,294
Common stock issued for services	-
Valuation allowance	(8,294)
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

For the period ended December 31, 2007
NOL Carryover	$ 8,294
Valuation allowance	(8,294)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $24,395 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

F9

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Inventory

The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis.

Stock-based compensation.

As of December 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

F10

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $24,395 as of December 31, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

F11

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007

2.

GOING CONCERN (Continued)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3.

EQUITY TRANSACTIONS

On June 5, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $400.

On August 1, 2007, the Company closed a private placement for 801,000 common shares at a price of $0.05 per share, or an aggregate of $40,050. The Company accepted subscriptions from 36 offshore non-affiliated investors.

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Digital Yearbook, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

David Ohad	20	President and Director

Ruth Navon	45	Secretary, Treasurer and Director

Mr. Ohad David

Mr. Ohad David, our President, and Director since June 5, 2007, has been involved in the photography industry for 2 years. In 2005 Mr. David commenced his own business and to the present, he has served as the president of Class Photography. Located in Pardes Hanna - Karkur, Israel. Mr. David serves as the owner and operator of Class Photography operating business throughout Israel.

Mr. David was contracted by Ms. Ruth Navon as the main photographer and was also involved in adding pictures and video to the programs for her multimedia company producing digital yearbooks for schools.  Mr. David has extensive experience with schools as a photographer and with yearbook programs. He is a graduate of the Chaklayi School of Photography.

Ms. Ruth Navon

Ms. Ruth Navon has been our Secretary, Treasurer and a Director since we were incorporated on June 05, 2007.  In 2005, Ms. Navon founded Powerraise, Inc a public company, and since then she was its principal owner and manager. Ms. Navon resigned as a principle owner and manager as of June 2007 and is no longer involved with the company.  Ms. Navon was responsible for establishing the business, defining software requirements, marketing goals, and hiring marketing people, office employees, and subcontractors. Ms. Navon received a B.A of Business Administrations from New England College.

Family Relationships

Ms. Ruth Navon is the mother of Ohad David.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal year ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to such period, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen- sation ($)	Total ($)

Ohad David	2007	0	0	0	0	0	0	0	0
President

Ruth Navon	2007	0	0	0	0	0	0	0	0
Treasurer/
Secretary

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There is currently no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Directors' Compensation

During the year ended December 31, 2007, we had no formal or informal arrangements or agreements to compensate our director for services they provide as directors of our company.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Ohad David, President and CEO	2,000,000	41.65%
Common	Ruth Navon, Secretary and Treasurer	2,000,000	41.65%

	All Directors and Officers as a group (2 persons)	4,000,000	83.30%

Notes:

1.

The address for Mr. Ohad David and Ms. Ruth Navon is c/o Digital Yearbook, Inc., 2300 W. Sahara Ave., Suite 800, Las Vegas, Nevada 89102.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ohad David, an officer and director, in exchange for cash of $200. Also in June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ruth Navon, an officer and director, in exchange for cash of $200.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007

Audit fees	$ 2,000
Audit-related fees	0
Tax fees	0
All other fees	0

Total fees	$ 2,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Ohad David, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Ohad David	President, CEO and Director	March 12, 2008
Ohad David

/s/ Ruth Navon	Chief Financial Officer	March 12, 2008
Ruth Navon

/s/ Ruth Navon	Chief Accounting Officer	March 12, 2008
Ruth Navon