Form 10KSB/A
period 2007-12-31
DIGITAL YEARBOOK, INC.
filed 2008-05-28
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1

to

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

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

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

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  Since our inception, we incurred aggregate expenses of $21,874, of which $9,406 is related to general and administrative expenses and $12,468 attributable to professional fees.  Our general and administrative fees includes a charge of $7,823 for computer and internet expenses related to development our software.  Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific level of such expenses are unpredictable and may exceed our current capital resources.

As a result of our lack of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  For the year ended December 31, 2007, our accumulated deficit was $21,874. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

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

RESTATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                      PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Yearbook Inc

(A Development Stage Company)

We have audited the accompanying restated balance sheet of Digital Yearbook Inc as of December 31, 2007, and the related restated statements of operations, stockholders’ equity and cash flows from inception June 5, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Digital Yearbook Inc as of December 31, 2007 and the results of its restated operations and its cash flows from inception June 5, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company currently has limited liquidity, and has not generated any revenues and has accumulated deficit of $21,874 as of December 31, 2007 which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

May 23, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F3

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Restated Balance Sheet

ASSETS

December 31,
2007
(RESTATED)
CURRENT ASSETS

Cash	$18,576

Total Current Assets	18,576

TOTAL ASSETS	$18,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, 4,801,000 shares issued and outstanding	480
Additional paid-in capital	39,970
Deficit accumulated during the development stage	(21,874)

Total Stockholders’ Equity	18,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,576

The accompanying notes are an integral part of these financial statements.

F4

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Restated Statement of Operations

From Inception
on June 5,
2007 Through
December 31,
2007
(RESTATED)

REVENUES	$-

OPERATING EXPENSES

General and administrative	9,406
Professional fees	12,468

Total Operating Expenses	21,874

INCOME (LOSS) FROM OPERATIONS	(21,874)

OTHER EXPENSES

Interest expense	-

Total other expenses

NET LOSS	$(21,874)

BASIC LOSS PER SHARE	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,572,143

The accompanying notes are an integral part of these financial statements.

F5

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Restated Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 5, 2007	-	$-	$-	$-	$-

Common stock issued for cash
at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash
at $0.05 per share	801,000	80	39,970	-	40,050

Net loss from inception
through December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	$480	$39,970	$(21,874)	$18,576

The accompanying notes are an integral part of these financial statements.

F6

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Restated Statement of Cash Flows

From Inception
on June 5,
2007 Through
December 31,
2007
(RESTATED)

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(21,874)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	-

Net Cash Used by
Operating Activities	(21,874)

CASH FLOWS FROM
INVESTING ACTIVITIES	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued for cash	40,050

Net Cash Provided by
Financing Activities	40,050

NET DECREASE IN CASH	18,576

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$18,576

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

F7

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

From inception through December 31, 2007
Income tax expense at statutory rate	$ 7,437
Common stock issued for services	-
Valuation allowance	(7,437)
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

For the period ended December 31, 2007
NOL Carryover	$ 7,437
Valuation allowance	(7,437)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $21,874 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Notes to Restated Financial Statements

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

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

F10

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

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

2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $21,874 as of December 31, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

F11

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

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

4.

RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of our audited financial statements for the year ended December 31, 2007, we determined that there were errors in accounting treatment and reported amounts in our previously filed financial statements.  As a result, we determined to restate our financial statements for the year ended December 31, 2007.  The restatements are included in this Annual Report on Form 10-KSB/A (Amendment No. 1).

These restated financial statements include adjustments related primarily to the following:

Statement of Operations.  The Company has restated its December 31, 2007 financial statements to reflect the previous overstatement of aggregate expenses.  The resulting reduction in expenses totaled $2,521 for the year ended December 31, 2007, which thereby increased the cash balance as of that date.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet, Statement of Operations, Statement of Stockholders’ Equity and Statement of Cash Flows.

F12

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

December 31, 2007

4.

RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Balance Sheet as of December 31, 2007

ASSETS
	As of December 31, 2007
	As
	Previously
	Stated	Adjustments	As Restated
CURRENT ASSETS

Cash	$16,055	$2,521	$18,576

Total Current Assets	16,055	2,521	18,576

TOTAL ASSETS	$16,055	$2,521	$18,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$-	$-	$-

Total Current Liabilities	-	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and
outstanding	-	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,801,000 shares issued and
outstanding	480	-	480
Additional paid-in capital	39,970	-	39,970
Deficit accumulated during development stage	(24,395)	2,521	(21,874)

Total Stockholders’ Equity	16,055	2,521	18,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,055	$2,521	$18,576

F13

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

December 31, 2007

4.

RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Statement of Operations for the period from Inception on June 5, 2007 through December 31, 2007

	From Inception on June 5, 2007 through
	December 31, 2007
	As
	Previously
	Stated	Adjustments	As Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	11,927	(2,521)	9,406
Professional fees	12,468	-	12,468

Total Operating Expenses	24,395	(2,521)	21,874

INCOME (LOSS) FROM OPERATIONS	(24,395)	2,521	(21,874)

OTHER EXPENSES

Interest expense	-	-	-

Total other expenses	-	-	-

NET LOSS	$(24,395)	$2,521	$(21,874)

BASIC LOSS PER SHARE	$0.00	$-	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,572,143	-	4,572,143

F14

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

December 31, 2007

4.

RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Statement of Stockholders’ Equity

	As
	Previously
	Stated	Adjustments	As Restated

Balance, June 5, 2007	$-	$-	$-

Shares issued for cash
Common stock - shares	4,000,000	-	4,000,000
Common stock - amount	400	-	400
Additional paid-in capital	-	-	-
Total stockholders’ equity	400	-	400

Shares issued for cash
Common stock - shares	801,000	-	801,000
Common stock - amount	80	-	80
Additional paid-in capital	39,970	-	39,970
Total stockholders’ equity	40,050	-	40,050

Net (loss) for the year ended December 31, 2007
(Deficit) accumulated during development stage	(24,395)	2,521	(21,874)
Total stockholders’ equity	(24,395)	2,521	(21,874)

Balance, December 31, 2007
Common stock - shares	4,801,000	-	4,801,000
Common stock - amount	$480	-	$480
Additional paid-in capital	$39,970	-	$39,970
(Deficit) accumulated during development stage	$(24,395)	2,521	$(21,874)
Total stockholders’ equity	$(24,395)	2,521	$(21,874)

F15

DIGITAL YEARBOOK, INC.

(a Development Stage Company)

Notes to Restated Financial Statements

December 31, 2007

4.

RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Statement of Cash Flows for the period from Inception on June 5, 2007 through December 31, 2007

	From Inception on June 5, 2007 through
	December 31, 2007
	As
	Previously
	Stated	Adjustments	As Restated

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(24,395)	$2,521	$(21,874)
Adjustments to Reconcile Net Loss To Net
Cash Used By Operating Activities:
Depreciation and amortization	-	-	-

Net Cash Used by
Operating Activities	(24,395)	2,521	(21,874)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued for cash	40,050	-	40,050

Net Cash Provided by
Financing Activities	40,050	-	40,050

NET DECREASE IN CASH	16,055	2,521	18,576

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$16,055	$2,521	$18,576

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

As a result of the aforementioned restatement the related disclosures included in the notes to the financial statements have been revised.

F16

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Ohad David, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Ohad David	President, CEO and Director	May 27, 2008
Ohad David

/s/ Ruth Navon	Chief Financial Officer	May 27, 2008
Ruth Navon

/s/ Ruth Navon	Chief Accounting Officer	May 27, 2008
Ruth Navon