Form 10QSB
period 2008-03-31
DIGITAL YEARBOOK, INC.
filed 2008-06-04
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-146476

DIGITAL YEARBOOK, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Ave., Suite 800 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

(888) 485-8882
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 2008:

5,511,000

DIGITAL YEARBOOK, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Amended and Restated Annual Report on Form 10-KSB/A, filed with the Commission on May 28, 2008.

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Balance Sheet

ASSETS

March 31,
2008
CURRENT ASSETS

Cash	$135

Total Current Assets	135

TOTAL ASSETS	$135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$1,555

Total Current Liabilities	1,555

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, 5,511,000 shares issued and outstanding	551
Additional paid-in capital	75,399
Deficit accumulated during the development stage	(77,370)

Total Stockholders’ Equity	(1,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Statements of Operations

		June 5, 2007
	For the three months	(Inception)
	ended	through
	March 31, 2008	March 31, 2008

REVENUES	$465	$465

OPERATING EXPENSES

General and administrative	55,338	64,744
Professional fees	623	13,091

Total Operating Expenses	55,961	77,835

INCOME (LOSS) FROM OPERATIONS	(55,495)	(77,370)

OTHER EXPENSES

Interest expense	-	-

Total other expenses

NET LOSS	$(55,496)	$(77,370)

BASIC LOSS PER SHARE	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,834,956

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

		June 5, 2007
	For the three months	(Inception)
	ended	through
	March 31, 2008	March 31, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(55,496)	$(77,370)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	-	-
Accounts payable	1,555	1,555

Net Cash Used by
Operating Activities	(53,941)	(75,815)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued for services	35,500	35,500
Common stock issued for cash	-	40,050

Net Cash Provided by
Financing Activities	35,500	75,950

NET DECREASE IN CASH	(18,441)	135

CASH AT BEGINNING OF PERIOD	18,576	-

CASH AT END OF PERIOD	$135	$135

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB, and amendments made thereto.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized June 5, 2007 (Date of Inception) under the laws of the State of Nevada, as Digital Yearbook, Inc.  The Company is authorized to issue up to 100,000,000 shares of its $0.0001 par value common stock and 50,000,000 shares of its $0.0001 par value preferred stock.

The Company is engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools. The Company has no revenues and limited operations and is accordingly classified as a development stage company.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($77,370) and had sales of $465 for the period from June 5, 2007 (inception) to March 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Digital Yearbook, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Stockholders’ equity

The Company is authorized to issue up to 100,000,000 shares of common stock, each have a par value of $0.0001, and up to 50,000,000 shares of preferred stock, each with a par value of $0.0001.

On June 5, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $400.

On August 1, 2007, the Company closed a private placement for 801,000 common shares at a price of $0.05 per share, or an aggregate of $40,050. The Company accepted subscriptions from 36 offshore non-affiliated investors.

On March 21, 2008, the Company issued 360,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $18,000.

On March 21, 2008, the Company issued 350,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $17,500.

As of March 31, 2008, there have been no other issuances of common stock.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Digital Yearbook, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Digital Yearbook’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to March 31, 2008, we generated minimal revenues of $465.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the three months ended March 31, 2008, our total operating expenses were $55,961, consisting of $623 in professional fees and $55,338 in general and administrative costs.  A major component of general and administrative costs during the most recent period is $35,500 attributable to 710,000 shares of our common stock issued to service providers in lieu of cash for services rendered.  Since our inception, we incurred aggregate expenses of $77,835, of which $64,744 is related to general and administrative expenses and $13,091 attributable to professional fees. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific level of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended March 31, 2008, our net loss was $55,496.  Since our inception to March 31, 2008, our accumulated deficit was $77,370.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2008, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of March 31, 2008, in the amount of $135 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

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

On March 21, 2008, we issued 360,000 shares of our common stock to Richard Moore, for payment in lieu of cash for services rendered valued at $18,000.  We believe this issuance was deemed to be exempt under Section 4(2) of the Securities Act and the common stock bears a restrictive legend. No advertising or general solicitation was employed in offering the securities.

On March 21, 2008, we issued 350,000 shares of our common stock to Service Merchants Corp., for payment in lieu of cash for services rendered valued at $17,500.  We believe this issuance was deemed to be exempt under Section 4(2) of the Securities Act and the common stock bears a restrictive legend. No advertising or general solicitation was employed in offering the securities.

Exhibits and Reports on Form 8-K

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Ohad David, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Ohad David	President, CEO and Director	June 2, 2008
Ohad David

/s/ Ruth Navon	Chief Financial Officer	June 2, 2008
Ruth Navon

/s/ Ruth Navon	Chief Accounting Officer	June 2, 2008
Ruth Navon