Form 10QSB
period 2008-06-30
DIGITAL YEARBOOK, INC.
filed 2008-08-08
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Balance Sheet

ASSETS

June 30,
2008
CURRENT ASSETS

Cash	$116

Total Current Assets	116

TOTAL ASSETS	$116

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$37,109

Total Current Liabilities	37,109

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, 5,511,000 shares issued and outstanding	480
Additional paid-in capital	39,969
Retained Earnings	21,874
Net Income	55,569

Total Stockholders’ Equity	36,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months	For the three months
	ended	ended
	June 30, 2008	March 31, 2008

REVENUES	$3,421	$465

OPERATING EXPENSES

General and administrative	883	55,338
Professional fees	2,612	623

Total Operating Expenses	3,495	55,961

INCOME (LOSS) FROM OPERATIONS	(74)	(55,495)

OTHER EXPENSES

Interest expense	-	-

Total other expenses

NET LOSS	$(74)	$(55,496)

BASIC LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,834,956	4,834,956

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months	For the three months
	ended	ended
	June 30, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(74)	$(55,496)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	-	-
Accounts payable	37,109	1,555

Net Cash Used by Operating Activities	37,035	(53,941)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for services		35,500
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities		35,500

NET DECREASE IN CASH		(18,441)

CASH AT BEGINNING OF PERIOD		18,576

CASH AT END OF PERIOD	$	$135

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-
Income Taxes	$-	$-

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