Form 10-Q
period 2008-09-30
DIGITAL YEARBOOK, INC.
filed 2008-11-07
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30th 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-146476

DIGITAL YEARBOOK, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N.Rainbow Blvd. # 2096 Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

(877) 612 8971
(Registrant's telephone number, including area code)

2300 W. Sahara Ave., Suite 800 Las Vegas, Nevada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2008:    5,511,000

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

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Balance Sheet

Balance Sheet	Sep 30, 08
ASSETS
Current Assets
Checking/Savings
Banner Bank Digital	137.77
Total Checking/Savings	137.77

Total Current Assets	137.77

TOTAL ASSETS	137.77

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	37,109.08
Total Accounts Payable	37,109.08

Total Current Liabilities	37,109.08

Total Liabilities	37,109.08

Equity
Common Stock	480.10
Paid-In Capial	39,969.90
Retained Earnings	-77,149.00
Net Income	-272.31
Total Equity	-36,971.31

TOTAL LIABILITIES & EQUITY	137.77

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Statements of Operations

Profit and Loss
	Jul - Sep 08	Jan - Sep 08
Ordinary Income/Expense
Income
Sales - Software	968.46	4,854.63
Total Income	968.46	4,854.63

Expense
Accounting	0.00	2,652.50
Advertising and Promotion
Sales and Marketing	0.00	17,500.00
Advertising and Promotion - Other	118.68	359.67
Total Advertising and Promotion	118.68	17,859.67

Automobile Expense	0.00	2,525.71
Bank Service Charges	40.90	229.75
Computer and Internet Expenses
consultation website developmen	1,323.00	19,323.00
Web Design	0.00	519.78
Computer and Internet Expenses - Other	-858.19	6,752.45
Total Computer and Internet Expenses	464.81	26,595.23

Donation	0.00	40.26
Meals and Entertainment	0.00	2,355.98
Office Supplies	0.00	2,574.10
Professional Fees
Legal fees	0.00	2,194.00
Stock Transfer	0.00	1,041.00
Total Professional Fees	0.00	3,235.00

Rent Expense	322.06	1,357.33
Repairs and Maintenance	0.00	36.08
Travel Expense	0.00	940.19
Uncategorized Expenses	0.00	0.00
Total Expense	946.45	60,401.80

Net Ordinary Income	22.01	-55,547.17

Net Income	22.01	-55,547.17

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

OPERATING ACTIVITIES
Net Income	22.01
Net cash provided by Operating Activities	22.01

Net cash increase for period	22.01

Cash at beginning of period	115.76
Cash at end of period	137.77

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

The Company is engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools. The Company has no revenues and  limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of (-$55,547.17) with sales of $968.46 for the period January 1 2008 to September 30 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets via merger partnership. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

As of September 30, 2008, there have been no other issuances of common stock.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our sales, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of business development and to the cost of becoming a public reporting company.  During the three months ended September 30, 2008, our total operating expenses were $946.45, consisting of $505.71 in computer, internet and promotional expenses; $118.68 in advertising expenses and $322.06 in general and administrative costs.

We expect to have negative cash flows for the fiscal year 2008, as we no longer have the ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raised $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.   We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and director work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next quarter.

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

On June 5, 2007, we sold 2,000,000 shares of our common stock to Mr. Ohad David, our (then) President and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 5, 2007, we sold 2,000,000 shares of our common stock to Ms. Ruth Navon, our (then) Secretary, Treasurer and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

By: /s/Rodney Brewer, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/Rodney Brewer	President, CEO and Director	November 5, 2008