Form 10-Q/A
period 2008-06-30
DIGITAL YEARBOOK, INC.
filed 2009-02-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-QSB /A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

Or

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

(913) 660-0632
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
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2009 :
5,511,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Statements of Operations	5
Unaudited Statement of Stockholders Equity (Deficit)	6
Unaudited Condensed Statements of Cash Flows	7
Notes to Unaudited Condensed Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

PART I – FINANCIAL INFORMATION

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

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
CURRENT ASSETS

Cash	$116	$18,576

Total Current Assets	116	18,576

TOTAL ASSETS	$116	$18,576

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$1,609	$-

Total Current Liabilities	1,609	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at par value Of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, shares issued and outstanding 4,801,000 and 5,511,000 at December 31, 2007 and at June 30, 2008 respectively	551	480
Additional paid-in capital	75,399	39,970

Deficit accumulated during the development stage	(77,443)	(21,874)

Total Stockholders’ Equity (Deficit)	(1,493)	18,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$116	$18,576

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	June 5, 2007 (Inception) through June 30, 2007	June 5, 2007 (Inception) through June 30, 2008

REVENUES	$3,421	$3,886	$-	$3,886

OPERATING EXPENSES

General and administrative	883	56,220	-	65,627

Professional fees	2,612	3,235	-	15,703

Total Operating Expenses	3,495	59,455	-	81,330

INCOME (LOSS) FROM OPERATIONS	(73)	(55,569)	-	(77,443)

OTHER EXPENSES

Interest expense	-	-	-	-

Total other expenses	-	-	-	-

NET LOSS	$(73)	$(55,569)	$-	$(77,443)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,511,000	5,274,333	-	-

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A Development Stage Company)
Unaudited Statement of Stockholders Equity (Deficit)
For the period from June 05, 2007 (inception) to June 30, 2008

	Common Stock	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Common Stock issued for cash
at $0.0001 per share	4,000,000	$400	$-	$-	$400

Common Stock issued for cash
at $0.05 per share	801,000	80	39,970		40,050

Net loss from inception
through December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	$18,576

Common Stock issued for creditors
at $0.05 per share	710,000	71	35,429		35,500

Net loss for the six months
ended June 30, 2008	-	-	-	(55,569)	(55,569)

Balance, June 30, 2008	5,511,000	$551	$75,399	$(77,443)	$(1,493)

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2008	For the period ended June 30, 2007	June 5, 2007 (Inception) through June 30, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(55,569)	$-	$(77,443)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	-	-	-

Accounts payable	1,609	-	1,609

Net Cash Used by
Operating Activities	(53,960)	-	(75,834)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for services	35,500	-	35,500
Common stock issued for cash	-	-	40,450

Net Cash Used by
Financing Activities	35,500	-	75,950

NET DECREASE IN CASH	(18,460)	-	116

CASH AT BEGINNING OF PERIOD	18,576	-	-

CASH AT END OF PERIOD	$116	$-	$116

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($77,443) and had sales of $3,886 for the period from June 5, 2007 (inception) to June 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Digital Yearbook, Inc.
(a Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

As of June 30, 2008, there have been no other issuances of common stock.

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to June 30 , 2008, we generated minimal revenues of $3,886 .  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the six months ended June 30 , 2008, our total operating expenses were $59,455, consisting of $3,235 in professional fees and $56,220 in general and administrative costs.   Similarly during the three months ended June 30, 2008, our total operating expenses were $3,495, consisting of $2,612 in professional fees and $883 in general and administrative costs.  A major component of general and administrative costs during the most recent period is $35,500 attributable to 710,000 shares of our common stock issued to service providers in lieu of cash for services rendered.  Since our inception, we incurred aggregate expenses of $81,330 , of which $65,627 is related to general and administrative expenses and $15,703 attributable to professional fees. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended June 30, 2008, our net loss was $73 .  Since our inception to June 30 , 2008, our accumulated deficit was $77,443 .  We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2008, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of June 30 , 2008, in the amount of $116 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

We do not have any off-balance sheets arrangements.

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

Our board of directors was advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.   We are in the process of reviewing our internal controls over financial reporting and plan to institute additional controls to ensure stronger internal controls without material weaknesses.

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

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	February 9, 2009

/s/ Arunkumar Rajapandy	Chief Financial Officer	February 9, 2009

/s/ Arunkumar Rajapandy	Chief Accounting Officer	February 9, 2009