Form 10-Q/A
period 2008-09-30
DIGITAL YEARBOOK, INC.
filed 2009-02-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q /A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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
5,511,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Statements of Operations	5
Unaudited Statement of Stockholders Equity (Deficit)	6
Unaudited Condensed Statements of Cash Flows	7
Notes to Unaudited Condensed Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

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

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2008 (unaudited)	December 31, 2007 (audited)
CURRENT ASSETS

Cash	$138	$18,576

Total Current Assets	138	18,576

TOTAL ASSETS	$138	$18,576

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$1,609	$-

Total Current Liabilities	1,609	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at par value Of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, shares issued and outstanding 4,801,000 and 5,511,000 at December 31, 2007 and at September 30, 2008 respectively	551	480
Additional paid-in capital	75,399	39,970

Deficit accumulated during the development stage	(77,421)	(21,874)

Total Stockholders’ Equity (Deficit)	(1,471)	18,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$138	$18,576

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the three months ended September 30, 2007	June 5, 2007 (Inception) through September 30, 2007	June 5, 2007 (Inception) through September 30, 2008

REVENUES	$968	$4,855	$0	$0	$4,855

OPERATING EXPENSES

General and administrative	946	57,167	2,322	2,322	66,573

Professional fees	-	3,235	2,500	2,500	15,703

Total Operating Expenses	946	60,402	4,822	4,822	82,276

INCOME (LOSS) FROM OPERATIONS	22	(55,547)	(4,822)	(4,822)	(77,421)

OTHER EXPENSES

Interest expense	-	-	0	0	-

Total Other Expenses	-	-	0	0	-

NET PROFIT / (LOSS)	$22	$(55,547)	$(4,822)	$(4,822)	$(77,421)

BASIC PROFIT / (LOSS) PER SHARE	$0.00	(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,511,000	5,353,222

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A Development Stage Company)
Unaudited Statement of Stockholders Equity (Deficit)
For the period from June 05, 2007 (inception) to September 30, 2008

	Common Stock	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Common Stock issued for cash
at $0.0001 per share	4,000,000	$400	$-	$-	$400

Common Stock issued for cash
at $0.05 per share	801,000	80	39,970		40,050

Net loss from inception
through December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	$18,576

Common Stock issued for creditors
at $0.05 per share	710,000	71	35,429		35,500

Net loss for the nine months
ended September 30, 2008	-	-	-	(55,547)	(55,547)

Balance, September 30, 2008	5,511,000	$551	$75,399	$(77,421)	$(1,471)

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Cash Flows
	For the nine months ended September 30, 2008	For the period ended September 30, 2007	June 5, 2007 (Inception) through September 30, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(55,547)	$(4,822)	$(77,421)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	-	-	-

Accounts payable	1,609	-	1,609

Net Cash Used by
Operating Activities	(53,938)	(4,822)	(75,812)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for services	35,500	-	35,500
Common stock issued for cash	-	40,450	40,450

Net Cash Used by
Financing Activities	35,500	40,450	75,950

NET DECREASE IN CASH	(18,438)	35,628	138

CASH AT BEGINNING OF PERIOD	18,576	-	-

CASH AT END OF PERIOD	$138	$35,628	$138

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($77,421) and had sales of $4,855 for the period from June 5, 2007 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base , managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans," "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.   From our inception to September 30, 2008, we generated minimal revenues of $4,855.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the nine months ended September 30, 2008, our total operating expenses were $60,402, consisting of $3,235 in professional fees and $57,167 in general and administrative costs.  Similarly during the period ended September 30, 2007, our total operating expenses were $4,822 consisting of $2,322 in professional fees and $2,520 in general and administrative costs.  The expenses were substantially less in the 2007 period due to our having just started up the business.  Since our inception, we incurred aggregate expenses of $82,276, of which $66,573 is related to general and administrative expenses and $15,703 attributable to professional fees. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended September 30, 2008, our net profit was $22.  Since our inception to September 30, 2008, our accumulated deficit was $77,421. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2008, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of September 30, 2008, in the amount of $138 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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