Form 10-K
period 2008-12-31
DIGITAL YEARBOOK, INC.
filed 2009-03-31
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-146476

DIGITAL YEARBOOK, INC.
(Name of small business issuer in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3938 E Grant Rd, #453 Tucson, Arizona	85712
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (913) 660-0632

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The issuer's revenue for its most recent fiscal year was $4,855.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $57,950 as of March 31, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009 was 5,151,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

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

ITEM 1.                      DESCRIPTION OF BUSINESS

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

Our offices are currently located at 3938 E Grant Road, #453, Tucson, Arizona 85712.  Our telephone number is 1-913-660-0632.

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

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising.

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

Facilities

We have office facility located at 3938 E Grant Rd, #453, Tucson, Arizona 85712. This location will serve as our primary executive offices for the foreseeable future. Mr. Arunkumar also work from their respective residences in India at no charge to our company.

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

(2)  We are a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

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

The Company has incurred loss of $56,549 for the period from June 05, 2007 (inception) to December 31, 2008. At December 31, 2008 we had no working capital.

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

We have generated little revenue from our business and therefore we will need to raise funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since we have generated only little revenue from our business, we will need to raise additional funds for the future development and working capital of our business and to be able to respond to unanticipated requirements and/or expenses.

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

Our directors and officers live outside of the United States.  Mr. Arunkumar Rajapandy, our President and director is a citizen and a resident of India, and all or a substantial portion of his assets are located outside of the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors or officers, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Because our executive officers are unable to devote their services to our company on a full time basis, the performance of our business may suffer, our business could fail and investors could lose their entire investment.

Mr. Arunkumar Rajapandy, our President and a director, currently devotes approximately 10 to 20 hours per week to our company.  As discussed below, we depend heavily on the services of Mr. Arunkumar Rajapandy.  As a result, the management of our company could under-perform, our business could fail and investors could lose their entire investment.

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

Mr. Arunkumar Rajapandy have no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that market software or services over the internet.  Due to their lack of experience and knowledge in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business.  Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

We depend heavily on Mr. Arunkumar Rajapandy. The loss of either person will have a substantial negative effect on our business and may cause our business to fail.

We depend entirely on Mr. Arunkumar Rajapandy for all of our operations. The loss of this person will have a substantial negative effect on us and may cause our business to fail. Our officers did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

We do not lease or own any real property. We currently maintain our corporate office at 3938 E Grant Rd, #453, Tucson, Arizona 85712. This space is sufficient until we commence full operations.

ITEM 3.                      LEGAL PROCEEDINGS

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Shares Available Under Rule 144

We have 5,151,000 shares of common stock outstanding, all of which bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

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

Holders

As of the date of this prospectus, Digital Yearbook, Inc. has 5,151,000 shares of $0.001 par value common stock issued and outstanding held by four shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2008, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

On June 5, 2007, we sold 2,000,000 shares of our common stock to Mr. Ohad David, our Ex-President and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 5, 2007, we sold 2,000,000 shares of our common stock to Ms. Ruth Navon, our Ex-Secretary, Ex-Treasurer and director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On March 21, 2008, we issued 350,000 shares of our common stock to Service Merchants Corp., for payment in lieu of cash for services rendered valued at $17,500.  We believe this issuance was deemed to be exempt under Section 4(2) of the Securities Act and the common stock bears a restrictive legend. No advertising or general solicitation was employed in offering the securities.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We intend to develop user-friendly software that creates interactive digital yearbook software for schools and will allow them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to December 31, 2008, we generated little revenues.  We have no recurring customers and have no major revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company. For the year ended December 31, 2008, we incurred total expenses of $ 39,530, of which $ 32,063 is related to general and administrative expenses and $ 7,467 is related to professional fess. Since our inception to December 31, 2008, we incurred aggregate expenses of $61,404 of which $41,469 is related to general and administrative expenses and $19,935 attributable to professional fees.  Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  For the year ended December 31, 2008, our net loss was $34,675. Since our inception to December 31, 2008, our accumulated deficit was $56,549.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

We expect to have negative cash flows for the fiscal year 2009, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two ex-officers and ex-directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  In March 21, 2008, the company issued 350,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $17,500. We believe that our cash on hand as of December 31, 2008 in the amount of $0 is not sufficient to sustain our expected operations for the next approximately 12 months.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

During the first stages of our growth, our officers and directors will provide all of the labor required to execute our business plan at no charge. We do intend to hire a website programmer on a contract basis for two months to finish and upgrade our website and we do plan to outsource initial software development tasks.  Management didn’t finalize the cost related to this planned activities. Management has no intention of hiring any employees during the first year of operations. Due to our limited financial resources, each member of the management team will dedicate approximately 10 - 20 hours per week in order to execute our plan of operation.

Our goals for fiscal year 2009 are to:

•	Develop our interactive digital yearbook software.
•	Establish a customer data-base from our e-mail campaign.
•	Drive traffic to our website and achieve 200 visitors per day.
•	Generate revenue during the third quarter of 2009.
•	Achieve break-even results of operations during the fourth quarter of 2009.

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

We plan to carry on with the email campaign and catalogue advertising and focus our efforts on contacting as many schools as possible to introduce our software. We will commence our initial marketing plan using an e-mail campaign targeted specifically at elementary and high schools in the North American market. There are many websites offering lists of schools in the US and Canada with certain contact information for each school. These online lists are free. One example of these websites is: (http://www.studycanada.ca/english/index.htm)

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-11) form part of the report on the Financial Statements

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Digital Yearbook, Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of Digital Yearbook, Inc., a Nevada Corporation, as of December 31, 2008 and the related statement of operations, stockholders’ deficit, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Digital Yearbook, Inc. as of December 31, 2007 were audited by other auditors whose report dated May 23, 2008 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Yearbook, Inc., as of December 31, 2008 and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Digital Yearbook, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
March 26, 2009

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007 (Restated)
Current Assets
Cash and cash equivalents	$0	$18,576

Property and equipment, net	5,833	0

TOTAL ASSETS	$5,833	$18,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$200	$0
Accrued expenses – related party	4,232	0

TOTAL LIABILITIES	4,432	0

STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 and 4,801,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	515	480
Additional paid in capital	57,435	39,970
Deficit accumulated during the development stage	(56,549)	(21,874)
TOTAL STOCKHOLDERS’ EQUITY	1,401	18,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,833	$18,576

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008
AND FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2007 AND 2008

	Year Ended December 31, 2008	Period from June 5, 2007 (inception) to December 31, 2007 (Restated)	Period from June 5, 2007 (inception) to December 31, 2008

GROSS REVENUES	$4,855	$0	$4,855

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE	32,063	9,406	41,469
PROFESSIONAL FEES	7,467	12,468	19,935

TOTAL OPERATING EXPENSES	39,530	21,874	61,404

OPERATING LOSS	(34,675)	(21,874)	(56,549)

OTHER EXPENSE	0	0	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(34,675)	(21,874)	(56,549)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(34,675)	$(21,874)	$(56,549)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,092,507	4,572,143

NET LOSS PER SHARE	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$0

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash at $0.05 per share	801,000	80	39,970	-	40,050

Net loss for the period ended December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common stock issued to creditors at $0.05 per share	350,000	35	17,465	-	17,500

Net loss for the year ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	5,151,000	$515	$57,435	$(56,549)	$1,401

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008
AND FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2007 AND 2008

	Year Ended December 31, 2008	Period from June 5, 2007 (inception) to December 31, 2007 (Restated)	Period from June 5, 2007 (inception) to December 31, 2008
Cash Flows from Operating Activities:
Net loss for the period	$(34,675)	$(21,874)	$(56,549)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	1,167	0	1,167
Changes in Assets and Liabilities
Increase in accounts payable	200	0	200
Increase in accrued expenses – related party	4,232	0	4,232
Net Cash Used in Operating Activities	(29,076)	(21,874)	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(7,000)	0	(7,000)
Net Cash Used in Investing Activities	(7,000)	0	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	40,450	40,450
Common stock issued for services	17,500	0	17,500
Net Cash Provided by Financing Activities	17,500	40,450	57,950

Net Increase in Cash and Cash Equivalents	(18,576)	18,576	0

Cash and Cash Equivalents – Beginning	18,576	0	0

Cash and Cash Equivalents – Ending	$0	$18,576	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

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

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

From inception through December 31, 2008
Income tax expense at statutory rate	$19,215
Valuation allowance	(19,215)
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

From inception through December 31, 2008
NOL Carryover	$19,215
Valuation allowance	(19,215)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $56,549 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation
As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

Below is a listing of recently issued accounting standards and their effect on the Company.

SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value.  The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

SFAS No. 160 Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.    It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods.  This statement also requires expanded disclosure.

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS No. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.

The adoption of these and other new statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008

2008
Computer software	$7,000
Less: Accumulated depreciation	(1,167)
Property and equipment, net	$5,833

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $56,549 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. EQUITY TRANSACTIONS

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.
ITEM 9A.             CONTROLS AND PROCEDURES

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  After reviewing the weakness we are in the process of implementing the internal controls

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.
 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Arunkumar Rajapandy	40	President, CEO, CFO and Director

Mr. Arunkumar Rajapandy

On January 22, 2009 the Company appointed Arunkumar Rajapandy, aged 40, as the Company’s Chief Executive Officer.  On December 15, 2008 the Company had already appointed Mr. Rajapandy as Chief Financial Officer. Mr. Rajapandy is a Chartered and Cost Accountant with 15 years of professional experience in the fields of auditing, Information Technology controls, accounting system review, SOX Controls and Project Management.  Mr. Rajapandy has expertise in costing, pricing, and closing of financial accounts.  Mr. Rajapandy is a SAP, ORACLE and BaaN certified financial consultant for implementing ERP Financial Systems as per their countries GAAP requirements.

Family Relationships

None

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2008 beneficial owners did comply with Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal year ended December 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid with respect to such period, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen- sation ($)	Total ($)

Ohad David	2008	0	0	0	0	0	0	0	0
Ex-President
Rodney Brewer	2008	0	0	0	0	0	0	0	0
Ex-President
Ruth Navon	2008	0	0	0	0	0	0	0	0
Ex –Treasurer/
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

Directors’ Compensation

During the year ended December 31, 2008, we had no formal or informal arrangements or agreements to compensate our director for services they provide as directors of our company.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2008 certain information regarding the beneficial ownership of our common stock by:

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Ohad David, Ex-President and Ex-CEO	2,000,000	41.65%
Common	Ruth Navon, Ex-Secretary and Ex-Treasurer	2,000,000	41.65%

	All Directors and Officers as a group (2 persons)	4,000,000	83.30%

Notes:

1. The address for Mr. Ohad David and Ms. Ruth Navon, c/o Digital Yearbook, Inc., 3938 E Grant Rd, #453, Tucson, Arizona 85712.

2.    As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ohad David, an ex-officer and ex-director, in exchange for cash of $200. Also in June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ruth Navon, an ex-officer and ex-director, in exchange for cash of $200.

ITEM 14.                      EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2008

Audit fees	$ 2,000	$ 3,700
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total fees	$ 2,000	$ 3,700

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	March 31, 2009

/s/ Arunkumar Rajapandy	Chief Financial Officer	March 31, 2009

/s/ Arunkumar Rajapandy	Chief Accounting Officer	March 31, 2009