Form 10-Q
period 2009-06-30
DIGITAL YEARBOOK, INC.
filed 2009-08-07
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically
And posted on it’s corporate Web site, if any, every interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes ☐ No ☐	Accelerated Filer Yes ☐ No ☐
Non-accelerated filer Yes ☐ No ☐	Smaller Reporting Company Yes ☐ No ☐

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2009:
5,151,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Statements of Operations (unaudited)	5
Statement of Stockholders Equity (Deficit) (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year. For further information, refer to the financial statements and footnotes thereto.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

ASSETS	June 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$0	$0

Property and equipment, net	4,666	5,833

TOTAL ASSETS	$4,666	$5,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,768	$200
Accrued expenses – related party	4,328	4,232

TOTAL LIABILITIES	7,096	4,432

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	515	515
Additional paid in capital	57,435	57,435
Deficit accumulated during the development stage	(60,380)	(56,549)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,430)	1,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,666	$5,833

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO JUNE 30, 2009

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008	Period from June 5, 2007 (inception) to June 30, 2009

GROSS REVENUES	$0	$3,421	$0	$3,886	$4,855

OPERATING EXPENSES
General & administrative	583	883	1,167	49,220	42,636
Professional fees	1,960	2,612	2,664	3,235	22,599

TOTAL OPERATING EXPENSES	2,543	3,495	3,831	52,455	65,235

OPERATING LOSS	(2,543)	(74)	(3,831)	(48,569)	(60,380)

OTHER EXPENSE	0	0	0	0	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,543)	(74)	(3,831)	(48,569)	(60,380)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,543)	$(74)	$(3,831)	$(48,569)	$(60,380)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,151,000	5,274,333	5,151,000	5,274,333

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO JUNE 30, 2009

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$0

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash at $0.05 per share	801,000	80	39,970	-	40,050

Net loss for the period ended December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common stock issued to creditors at $0.05 per share	350,000	35	17,465	-	17,500

Net loss for the year ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)	1,401

Net loss for the six months ended June 30, 2009	-	-	-	(3,831)	(3,831)

Balance, June 30, 2009	5,151,000	$515	$57,435	$(60,380)	$(2,430)

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO JUNE 30, 2009

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	Period from June 5, 2007 (inception) to June 30, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(3,831)	$(48,569)	$(60,380)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	1,167	0	2,334
Changes in Assets and Liabilities
Increase in accounts payable	2,568	1,609	2,768
Increase in accrued expenses – related party	96	0	4,328
Net Cash Used in Operating Activities	0	(46,960)	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(7,000)	(7,000)
Net Cash Used in Investing Activities	0	(7,000)	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	35,500	40,450
Common stock issued for services	0	0	17,500
Net Cash Provided by Financing Activities	0	35,500	57,950

Net Increase in Cash and Cash Equivalents	0	(18,460)	0

Cash and Cash Equivalents – Beginning	0	18,576	0

Cash and Cash Equivalents – Ending	$0	$116	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2009

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 – HISTORY AND ORGANIZATION OF THE COMPANY

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($60,380) and had sales of $4,855 for the period from June 5, 2007 (inception) to June 30, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2009

NOTE 3 – GOING CONCERN (continued)

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2009, there have been no other issuances of common stock.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans," "anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to June 30, 2009, we generated minimal revenues of $4,855.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the three months ended June 30, 2009, our total operating expenses were $2,543, consisting of $1,960 in professional fees and $583 in general and administrative costs.  Similarly during the three months ended June 30, 2008, our total operating expenses were $3,495 consisting of $2,612 in professional fees and $883 in general and administrative costs.  During the six months ended June 30, 2009, our total operating expenses were $3,831, consisting of $2,664 in professional fees and $1,167 in general and administrative costs.  Similarly during the six months ended June 30, 2008, our total operating expenses were $52,455, consisting of $3,235 in professional fees and $49,220 in general and administrative costs.The expenses were substantially less in the 2009 period due to the current market conditions, which have forced us to scale back and reduce expenditures.  Since our inception, we incurred aggregate expenses of $65,235 of which $42,636 is related to general and administrative expenses and $22,599 attributable to professional fees.

Management’s Discussion and Analysis (continued)

During the year ended 31st December, 2008 we have reversed the stock issue of 360,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $18,000. Management didn’t issue any share certificate for this transaction initially when the shares are allotted.

Also since the work was not executed and completed by the creditor we have reversed the expenses of $18,000 from general and administrative cost on 31st December, 2008.  We have capitalized $7,000 during 31st December, 2008. Earlier this was booked under general and administrative cost. Due to these two major expense adjustments, general and administrative cost for the six months ended 30th June, 2008 shows more then the aggregate of from inception to 30th June, 2009 amounts. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended June, 2009, our net loss was $2,543.  Since our inception to June 30, 2009, our accumulated deficit was $60,380. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2009, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of June 30, 2009, in the amount of $0 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.

•	Our management does not expect to incur research and development costs.
•	We do not have any off-balance sheet arrangements.
•	We currently do not own any significant plant or equipment that we would seek to sell in the near future.
•	We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.
•	We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion and Analysis (continued)

•	There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	August 5, 2009

/s/ Arunkumar Rajapandy	Chief Financial Officer	August 5, 2009

/s/ Arunkumar Rajapandy	Chief Accounting Officer	August 5, 2009