Form 10-Q
period 2009-09-30
DIGITAL YEARBOOK, INC.
filed 2009-11-04
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

Large accelerated filer Yes ☐ No ☐	Accelerated Filer Yes ☐ No ☐
Non-accelerated filer Yes☐ No☐	Smaller Reporting Company Yes ☐ No ☐

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
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2009:
5,151,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Statements of Operations (unaudited)	5
Statement of Stockholders Equity (Deficit) (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year. For further information, refer to the financial statements and footnotes thereto.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

ASSETS	September 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$0	$0

Property and equipment, net	4,083	5,833

TOTAL ASSETS	$4,083	$5,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$3,034	$200
Accrued expenses – related party	4,878	4,232

TOTAL LIABILITIES	7,912	4,432

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	515	515
Additional paid in capital	57,435	57,435
Deficit accumulated during the development stage	(61,779)	(56,549)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,829)	1,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,083	$5,833

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	Period from June 5, 2007 (inception) to September 30, 2009

GROSS REVENUES	$0	$968	$0	$4,855	$4,855

OPERATING EXPENSES
General & administrative	583	946	1,750	57,167	43,219
Professional fees	816	-	3,480	3,235	23,415

TOTAL OPERATING EXPENSES	1,399	946	5,230	60,402	66,634

OPERATING (LOSS) / PROFIT	(1,399)	22	(5,230)	(55,547)	(61,779)

OTHER EXPENSE	0	0	0	0	0

NET PROFIT / (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,399)	22	(5,230)	(55,547)	(61,779)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET PROFIT / (LOSS)	$(1,399)	$22	$(5,230)	$(55,547)	$(61,779)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,151,000	5,151,000	5,151,000	5,151,000

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$0

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash at $0.05 per share	801,000	80	39,970	-	40,050

Net loss for the period ended December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common stock issued to creditors at $0.05 per share	350,000	35	17,465	-	17,500

Net loss for the year ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)	1,401

Net loss for the nine months ended September 30, 2009	-	-	-	(5,230)	(5,230)

Balance, September 30, 2009	5,151,000	$515	$57,435	$(61,779)	$(3,829)

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	Period from June 5, 2007 (inception) to September 30, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(5,230)	$(55,547)	$(61,779)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	1,750	0	2,917
Changes in Assets and Liabilities
Increase in accounts payable	2,834	1,609	3.034
Increase in accrued expenses – related party	646	0	4,878
Net Cash Used in Operating Activities	0	(53,938)	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	0	(7,000)
Net Cash Used in Investing Activities	0	0	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	0	40,450
Common stock issued for services	0	35,500	17,500
Net Cash Provided by Financing Activities	0	35,500	57,950

Net Increase in Cash and Cash Equivalents	0	(18,438)	0

Cash and Cash Equivalents – Beginning	0	18,576	0

Cash and Cash Equivalents – Ending	$0	$138	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
September 30, 2009

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

The Company is engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools. The Company has limited operations and  is considered a development stage company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($61,779) and had sales of $4,855 for the period from June 5, 2007 (inception) to September 30, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
September 30, 2009

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

As of September 30, 2009, there have been no other issuances of common stock.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 3, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to September 30, 2009, we generated minimal revenues of $4,855.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the three months ended September 30, 2009, our total operating expenses were $1,399, consisting of $816 in professional fees and $583 in general and administrative costs.  Similarly during the three months ended September 30, 2008, our total operating expenses were $946 consisting of $946 in professional fees.  During the nine months ended September 30, 2009, our total operating expenses were $5,230, consisting of $3,480 in professional fees and $1,750 in general and administrative costs.  Similarly during the nine months ended September 30, 2008, our total operating expenses were $60,402, consisting of $3,235 in professional fees and $57,167 in general and administrative costs.The expenses were substantially less in the 2009 period due to the current market conditions, which have forced us to scale back and reduce expenditures.  Since our inception, we incurred aggregate expenses of $66,634 of which $43,219 is related to general and administrative expenses and $23,415 attributable to professional fees.

Management’s Discussion and Analysis (continued)

During the year ended December 31, 2008 we reversed the stock issue of 360,000 shares of our common stock to cure an account payable in lieu of cash in the aggregate of $18,000. Management didn’t issue any share certificate for this transaction initially when the shares were allotted.

Also, since the work was not executed and completed by the creditor, we reversed the expenses of $18,000 from general and administrative cost on December 31, 2008.  We  capitalized $7,000 during December 31, 2008. Earlier this was booked under general and administrative cost. Due to these two major expense adjustments, general and administrative cost for the nine months ended September 30, 2008 shows more then the aggregate of from inception to September 30, 2009 amounts. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended September 30, 2009, our net loss was $1,399.  Since our inception to September 30, 2009, our accumulated deficit was $61,779. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2009, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of September 30, 2009, in the amount of $0 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	November 3, 2009

/s/ Arunkumar Rajapandy	Chief Financial Officer	November 3, 2009

/s/ Arunkumar Rajapandy	Chief Accounting Officer	November 3, 2009