Form 10-K
period 2009-12-31
DIGITAL YEARBOOK, INC.
filed 2010-03-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $57,950 as of March 10, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2010 was 5,151,000.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

(2)   We are a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

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

The Company has incurred loss of $66,034 for the period from June 05, 2007 (inception) to December 31, 2009. On December 31, 2009 we had a working capital deficit of $11,584.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2009, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We intend to develop user-friendly software that creates interactive digital yearbook software for schools and will allow them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to December 31, 2009, we generated little revenues.  We have no recurring customers and have no major revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company. For the year ended December 31, 2009, we incurred total expenses of $ 9,485, of which $ 2,333 is related to general and administrative expenses and $ 7,152 is related to professional fess. Since our inception to December 31, 2009, we incurred aggregate expenses of $70,889 of which $43,802 is related to general and administrative expenses and $27,087 attributable to professional fees.  Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  For the year ended December 31, 2009, our net loss was $9,485. Since our inception to December 31, 2009, our accumulated deficit was $66,034.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

We expect to have negative cash flows for the fiscal year 2010, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two ex-officers and ex-directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  In March 21, 2008, the company issued 350,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $17,500. We believe that our cash on hand as of December 31, 2009 in the amount of $0 is not sufficient to sustain our expected operations for the next approximately 12 months.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Our goals for fiscal year 2010 are to:

•	Develop our interactive digital yearbook software.
•	Establish a customer data-base from our e-mail campaign.
•	Drive traffic to our website and achieve 200 visitors per day.
•	Generate revenue during the second quarter of 2010.
•	Achieve break-even results of operations during the fourth quarter of 2010.

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

The following documents (pages F-1 to F-9) form part of the report on the Financial Statements

DIGITAL YEARBOOK, INC.

TABLE OF CONTENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2009 and 2008	F-2

Statements of Operations for the years ended
December 31, 2009 and 2008 and for the period from
June 5, 2007 (inception) to December 31, 2009	F-3

Statement of Stockholders’ Equity (Deficit) as of
December 31, 2009	F-4

Statements of Cash Flows for the years ended
December 31, 2009 and 2008 and for the period from
June 5, 2007 (inception) to December 31, 2009	F-5

Notes to the Financial Statements	F-6 – F-9

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Digital Yearbook, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Digital Yearbook, Inc., a Nevada Corporation, as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Yearbook, Inc., as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
February 23, 2010

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$0	$0

Property and equipment, net	3,500	5,833

TOTAL ASSETS	$3,500	$5,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$6,706	$200
Accrued expenses – related party	4,878	4,232

TOTAL LIABILITIES	11,584	4,432

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 shares issued and outstanding	515	515
Additional paid in capital	57,435	57,435
Deficit accumulated during the development stage	(66,034)	(56,549)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,084)	1,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,500	$5,833

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from June 5, 2007 (Inception) to December 31, 2009

GROSS REVENUES	$0	$4,855	$4,855

OPERATING EXPENSES
General and administrative	2,333	32,063	43,802
Professional fees	7,152	7,467	27,087

TOTAL OPERATING EXPENSES	9,485	39,530	70,889

OPERATING LOSS	(9,485)	(34,675)	(66,034)

OTHER EXPENSE	0	0	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(9,485)	(34,675)	(66,034)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(9,485)	$(34,675)	$(66,034)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,151,000	5,092,507

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2009

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$0

Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash at $0.05 per share	801,000	80	39,970	-	40,050

Net loss for the period ended December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common stock issued to creditors at $0.05 per share	350,000	35	17,465	-	17,500

Net loss for the year ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31,2008	5,151,000	515	57,435	(56,549)	1,401

Net loss for the year ended December 31, 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	5,151,000	$515	$57,435	$(66,034)	$(8,084)

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2009	Period from June 5, 2007 (Inception) to December 31, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(9,485)	$(34,675)	$(66,034)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	2,333	1,167	3,500
Changes in Assets and Liabilities
Increase in accounts payable	6,506	200	6,706
Increase in accrued expenses – related party	646	4,232	4,878
Net Cash Used in Operating Activities	0	(29,076)	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(7,000)	(7,000)
Net Cash Used in Investing Activities	0	(7,000)	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	0	40,450
Common stock issued for services	0	17,500	17,500
Net Cash Provided by Financing Activities	0	17,500	57,950

Net Increase in Cash and Cash Equivalents	0	(18,576)	0

Cash and Cash Equivalents – Beginning	0	18,576	0

Cash and Cash Equivalents – Ending	$0	$0	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

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

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
As of December 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R (ASC 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R (ASC 718).

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10). SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 (ASC 740-10) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Refundable Federal income tax attributable to:	December 31, 2009	December 31, 2008
Current Operations	$3,225	$11,790
Less: valuation allowance	(3,225)	(11,790)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	December 31, 2009	December 31, 2008
Net operating loss carryover	$22,452	$19,227
Less: valuation allowance	(22,452)	(19,227)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $66,034 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2009	2008
Computer software	$7,000	$7,000
Less: Accumulated depreciation	(3,500)	(1,167)
Property and equipment, net	$3,500	$5,833

The software is being depreciated over 3 years.  Depreciation expense was $2,333 and $1,167 for the years ended December 31, 2009 and 2008, respectively.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

 NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $66,034 as of December 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – EQUITY TRANSACTIONS

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

There were no additional shares issued during the year ended December 31, 2009.

Total shares outstanding as of December 31, 2009 were 5,151,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2009 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Board of Directors were advised by Silberstein Ungar, PLLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 they identified a  material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.  After reviewing the weakness we are in the process of implementing the internal controls

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2009 beneficial owners did comply with Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 11.                   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal year ended December 31, 2009, the cash compensation paid by the Company, as well as certain other compensation paid with respect to such period, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen- sation ($)	Total ($)

Arunkumar Rajapandy	2009	0	0	0	0	0	0	0	0
President

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

Directors’ Compensation

During the year ended December 31, 2009, we had no formal or informal arrangements or agreements to compensate our director for services they provide as directors of our company.

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

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2009 certain information regarding the beneficial ownership of our common stock by:

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2009

Audit fees	$3,700	$5,150
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total fees	$3,700	$5,150

 ITEM 15.                      EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

23.1	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	March 10, 2010

/s/ Arunkumar Rajapandy	Chief Financial Officer	March 10, 2010

/s/ Arunkumar Rajapandy	Chief Accounting Officer	March 10, 2010