Form 10-Q
period 2010-03-31
DIGITAL YEARBOOK, INC.
filed 2010-04-28
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2010
5,151,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	4
Unaudited Condensed Statements of Operations	5
Unaudited Statement of Stockholders Deficit	6
Unaudited Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year. For further information, refer to the financial statements and footnotes thereto.

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(audited)

PROPERTY AND EQUIPMENT, NET	$2,916	$3,500

TOTAL ASSETS	$2,916	$3,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$3,916	$6,706
Accrued expenses - related party	$7,878	$4,878

Total Current Liabilities	11,794	11,584

STOCKHOLDERS' DEFICIT

Preferred stock, 50,00,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, shares issued and outstanding
5,151,000 at December 31, 2009 and at March 31, 2010, respectively	515	515
Additional paid-in capital	57,435	57,435
Deficit accumulated during the development stage	(66,828)	(66,034)

Total Stockholders' Deficit	(8,878)	(8,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,916	$3,500

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2010	For the three months ended March 31, 2009		June 5, 2007 (Inception) through March 31, 2010

REVENUES	$-	$		$4,855

OPERATING EXPENSES

General and administrative	583		583	44,386

Professional fees	210		704	27,297

Total Operating Expenses	793		1,287	71,683

LOSS FROM OPERATIONS	(793)		(1,287)	(66,828)

OTHER EXPENSES	0		-	-

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(793)		(1,287)	(66,828)

PROVISION FOR INCOME TAX	0		-	-

NET LOSS	$(793)		$(1,287)	$(66,828)

BASIC LOSS PER SHARE	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,151,000		5,151,000

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A Development Stage Company)
Unaudited Statement of Stockholders' (Deficit
For the period from June 05, 2007 (inception) to March 31, 2010

	Common Stock	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$

Common Stock issued for cash
at $0.0001 per share	4,000,000	400	-	-		400

Common Stock issued for cash
at $0.05 per share	801,000	80	39,970			40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)		(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)		18,576

Common Stock issued for creditors
at $0.05 per share	350,000	35	17,465			17,500

Net loss for the year
ended December 31, 2008	-	-	-	(34,675)		(34675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)		1,401

Net loss for the year
ended December 31, 2009	-	-	-	(9,485)		(9485)

Balance, December 31, 2009	5,151,000	515	57,435	(66,034)		(8,084)

Net loss for the three months
ended March 31, 2010	-	-	-	(793)		(793)

Balance, March 31, 2010	5,151,000	$515	$57,435	$(66,828)		$(8,878)

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the three months ended	For the three months ended	June 5, 2007 (Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(793)	$(1,287)	$(66,828)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	583	583	4,084
Changes in Assets and Liabilities
Increase in accounts payable	(2,790)	608	3,916
Increase in accrued expenses – related party	3,000	96	7,878
Net Cash Used in Operating Activities	-	-	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Net Cash Used in Investing Activities	-	-	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	40,450
Common stock issued for services	-	-	17,500
Net Cash Provided by Financing Activities	-	-	57,950

Net Increase in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents – Beginning	-	-	-

Cash and Cash Equivalents – Ending	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company is engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools. The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7 and ASC 915-10), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($66,828) and had sales of $4,855 for the period from June 5, 2007 (inception) to March 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Digital Yearbook, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

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

Note 4 - Stockholders’ Deficit

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

As of March 31, 2010, there have been no other issuances of common stock.

Note 5 – Subsequent events

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to March 31, 2010, we generated minimal revenues of $4,855.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the three months ended March 31, 2010, our total operating expenses were $793, consisting of $210 in professional fees and $583 in general and administrative costs.  Similarly during the three months ended March 31, 2009, our total operating expenses were $1,287 consisting of $704 in professional fees and $583 in general and administrative costs.  The expenses were substantially less in the 2010 period due to the current market condition.  Since our inception, we incurred aggregate expenses of $66,828 of which $27,297 is related to professional fees and $44,386 attributable to general and administrative expenses.

During the year ended 31st December, 2008 we have reversed the stock issue of 360,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $18,000. Management didn’t issue any share certificate for this transaction initially when the shares are allotted. Also since the work was not executed and completed by the creditor we have reversed the expenses of $18,000 from general and administrative cost on 31st December, 2008. Based on auditor’s recommendation, we have capitalized $7,000 during 31st December, 2008, earlier this was booked under general and administrative cost. Going forward, we expect to incur additional software development fees and other costs of start-up operations.  The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended March 31, 2010, our net loss was $793.  Since our inception to March 31, 2010, our accumulated deficit was $66,828. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2010, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raise $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of March 31, 2010 in the amount of $0 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

DIGITAL YEARBOOK, INC.

(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	April 26, 2010

/s/ Arunkumar Rajapandy	Chief Financial Officer	April 26, 2010

/s/ Arunkumar Rajapandy	Chief Accounting Officer	April 26, 2010