Form 10-Q
period 2010-06-30
DIGITAL YEARBOOK, INC.
filed 2010-08-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2010
5,151,000

TABLE OF CONTENTS

PART I - Financial Information
Financial Statements	3
Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	4
Unaudited Condensed Statements of Operations	5
Unaudited Statement of Stockholders’ Deficit	6
Unaudited Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements	8,9
Management’s Discussion and Plan of Operation	10,11
Controls and Procedures	12

PART II - Other Information
Unregistered Sales of Equity Securities	13
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year. For further information, refer to the financial statements and footnotes thereto.

Digital Yearbook, Inc.
(a Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

PROPERTY AND EQUIPMENT, NET	$2,333	$3,500

TOTAL ASSETS	$2,333	$3,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$4,038	$6,706
Accrued expenses - related party	$8,428	$4,878

Total Current Liabilities	12,466	11,584

STOCKHOLDERS' DEFICIT

Preferred stock, 50,00,000 shares authorized at par value
of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value
of $0.0001, shares issued and outstanding
5,151,000	515	515
Additional paid-in capital	57,435	57,435
Deficit accumulated during the development stage	(68,083)	(66,034)

Total Stockholders' Deficit	(10,133)	(8,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,333	$3,500

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2010	For the Six months ended June 30, 2010	For the three months ended June 30, 2009		For the Six months ended June 30, 2009	June 5, 2007 (Inception) through June 30, 2010

REVENUES	$-	$-	$		$-	$4,855

OPERATING EXPENSES

General and administrative	583	1,167		583	1,167	44,969

Professional fees	672	882		1,960	2,664	27,969

Total Operating Expenses	1,255	2,049		2,543	3,831	72,938

LOSS FROM OPERATIONS	(1,255)	(2,049)		(2,543)	(3,831)	(68,083)

OTHER EXPENSES	0	0		-	0	-

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(1255)	(2049)		(2,543)	(3831)	(68,083)

PROVISION FOR INCOME TAX	0	0		-	0	-

NET LOSS	$(1,255)	$(2,049)		$(2,543)	$(3,831)	$(68,083)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,151,000	5,151,000		5,151,000	5,151,000

The accompanying notes are an integral part of these financial statements.

DIGITAL YEARBOOK, INC.
(A Development Stage Company)
Unaudited Statement of Stockholders' (Deficit
For the period from June 05, 2007 (inception) to June 30, 2010

	Common Stock	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance, June 5, 2007 (Inception)	0	$0	$0	$0	$

Common Stock issued for cash
at $0.0001 per share	4,000,000	400	-	-		400

Common Stock issued for cash
at $0.05 per share	801,000	80	39,970			40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)		(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)		18,576

Common Stock issued for creditors
at $0.05 per share	350,000	35	17,465			17,500

Net loss for the year
ended December 31, 2008	-	-	-	(34,675)		(34675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)		1,401

Net loss for the year
ended December 31, 2009	-	-	-	(9,485)		(9485)

Balance, December 31, 2009	5,151,000	515	57,435	(66,034)		(8,084)

Net loss for the six months
ended June 30, 2010	-	-	-	(2049)		(2049)

Balance, June 30, 2010	5,151,000	$515	$57,435	$(68,083)		$(10,133)

The accompanying notes are an integral part of these financial statements.

Digital Yearbook, Inc.
(a Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the six months ended	For the six months ended	June 5, 2007 (Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(2,049)	$(2,543)	$(68,083)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	583	583	4,667
Changes in Assets and Liabilities
Increase in accounts payable	(332)	608	4,038
Increase in accrued expenses – related party	550	96	8,428
Net Cash Used in Operating Activities	(1,247)	(1,256)	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Net Cash Used in Investing Activities	-	-	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	40,450
Common stock issued for services	-	-	17,500
Net Cash Provided by Financing Activities	-	-	57,950

Net Increase in Cash and Cash Equivalents	(1,247)	(1,256)	-

Cash and Cash Equivalents – Beginning	-	-	-

Cash and Cash Equivalents – Ending	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($68,083) and had sales of $4,855 for the period from June 5, 2007 (inception) to June 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

As of June 30, 2010, there have been no other issuances of common stock.

Note 5 – Subsequent events

The Company has analyzed its operations subsequent to June 30, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Management’s Discussion and Analysis

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007.  We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.  From our inception to June 30, 2010, we generated minimal revenues of $4,855.  We have no recurring customers and have limited revenue-generating capability at this time.

In the execution of our business, we incur various general and administrative costs, consisting of office expenditures, and professional fees in pursuit of developing our software and to the cost of becoming a public reporting company.  During the three months ended June 30, 2010, our total operating expenses were $1,255, consisting of $672 in professional fees and $583 in general and administrative costs.  Similarly during the three months ended June 30, 2009, our total operating expenses were $2,543 consisting of $583 in professional fees and $1,960 in general and administrative costs.  The expenses were substantially less in the 2010 period due to the current market condition.  Since our inception, we incurred aggregate expenses of $68,083 of which $27,969 is related to professional fees and $44,969 attributable to general and administrative expenses.

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

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception.  During the most recent quarter ended June 30, 2010, our net loss was $1,255.  Since our inception to June 30, 2010, our accumulated deficit was $68,083. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully market and receive revenues from our digital yearbook software.

We expect to have negative cash flows for the fiscal year 2010, as we have a limited ability to realize cash flows from sales.  Since our inception, we have raised capital through sales of our common stock.  In June 2007, we sold a total of 4,000,000 shares of common stock to two officers and directors for cash of $400.  In August 2007, we raised $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05.  We believe that our cash on hand as of June 30, 2010 in the amount of $0 is not sufficient to sustain our expected operations.  We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash.  There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Our board of directors was advised by Moore & Associates, Chartered, our former independent registered public accounting firm, that during their performance of audit procedures for 2007 they identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.  We are in the process of reviewing our internal controls over financial reporting and plan to institute additional controls to ensure stronger internal controls without material weaknesses.

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

DIGITAL YEARBOOK, INC.
(Registrant)

By: /s/ Arunkumar Rajapandy, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Arunkumar Rajapandy	CEO	August 11, 2010

/s/ Arunkumar Rajapandy	Chief Financial Officer	August 11, 2010

/s/ Arunkumar Rajapandy	Chief Accounting Officer	August 11, 2010