Form 10-K
period 2010-12-31
DIGITAL YEARBOOK, INC.
filed 2011-05-18
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52917

DIGITAL YEARBOOK, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4320 – 196 Street, S.W., #111, Lynwood, Washington	98036-6754
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (425) 286-3068

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The Company’s common stock is not currently traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,151,000 common shares as of May 17, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Digital Yearbook, Inc.

PART I

 Item 1. Business Overview of the Company

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007. We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD. From our inception to December 31, 2010, we generated minimal revenues of $Nil. We have no recurring customers and have limited revenue-generating capability at this time.

We are a development stage company. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has our company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. Neither we nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

  Photo, video and text preview at any time.

  A variety of colors to choose from for the finished yearbook templates

  Ability to burn their digital yearbook projects to CD/DVD.

In the future, after we begin to generate revenues, we plan to add enhanced features such as:

  Themes for many varieties of schools such as colleges, universities, trade schools etc.

  Supporting other languages such as Spanish and French.

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

Our offices are currently located at 4320 – 196 Street, S.W., #111, Lynwood, Washington, 98036-6754. Our telephone number is 1- (425) 286-3068.

The Market Opportunity

We plan to market our interactive digital yearbook software to elementary and high schools.

According to the following surveys in the United States and Canada, our target market in North America is very large:

The U.S. Census Bureau’s estimate for the number of students in 2003, 75 million people - more than one-fourth of the U.S. population age 3 and older - were in school throughout the country. (http://www.census.gov/Press-Release/www/releases/archives/education/005157.html)

There are over 150,000 K-12 schools in the US: (http://www.allschoolsandlearning.com) and approximately 50,000 in Canada: (http://canadaonline.about.com/gi/dynamic/offsite.htm?zi=1/XJ/Ya&sdn=canadaonline&cdn=newsissues&tm=27& gps=156_220_1020_593&f=00&tt=14&bt=0&bts=0&zu=http%3A//www.oise.utoronto.ca/canedweb/schools.html)

These numbers do not include online schools.

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

PayPal commission varies between 1.9% to 2.9% + $0.55 per transaction.

PayPal rate structure:

$0.00 -$3,000.00	2.9% + $0.55
$3,000.01 - $12,000.00	2.5% + $0.55
$12,000.01 - $125,000.00	2.2% + $0.55
$125,000.00	1.9% + $0.55

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

Facilities

We have our current office located at 4320 – 196 Street, S.W., #111, Lynwood, Washington, 98036-6754. Our telephone number is 1- (425) 286-3068. This location will serve as our primary executive offices for the foreseeable future.

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

Reports to Security Holders

1)	We will furnish shareholders with annual financial reports certified by its independent accountants.

2)

We are a reporting issuer with the Securities and Exchange Commission. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Item 1A. Risk Factors

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

Our company has incurred loss of $73,398 for the period from June 05, 2007 (inception) to December 31, 2010. On December 31, 2010 we had a working capital deficit of $15,448.

We anticipate generating losses for at least the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which adjustment may have to be made should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

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

Mr. Mulhern has no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that market software or services over the internet. Due to their lack of experience and knowledge in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business. Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

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

Our competition, including International Multimedia Yearbooks and Yearbook Interactive may have software or may develop software that will render our proposed software inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which require resources. There can be no assurance that we will have sufficient financial resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our software products.

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

  be expensive and time consuming to defend;
  result in negative publicity;
  force us to stop licensing our software products that incorporate the challenged intellectual property;
  require us to redesign our software products;
  divert management’s attention and our other resources; or
  require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

We do not lease or own any real property. We currently maintain our corporate office at 4320 – 196 Street, S.W., #111, Lynwood, Washington, 98036-6754. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters and Issuer Purchases of Equity Securities

We have 5,151,000 shares of common stock outstanding.

Holders

As of the date of this Annual Report our company has 5,151,000 shares of $0.001 par value common stock issued and outstanding held by twenty shareholders of record. Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

We do not currently intend to pay cash dividends. Our proposed dividend policy is to make distributions of its revenues to its stockholders when our board of directors deems such distributions appropriate. Because we do not intend to make cash distributions, shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of our company. A distribution of revenues will be made only when, in the judgment of our board of directors, it is in the best interest of our stockholders to do so. Our board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and our internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent

Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2010, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1)	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2)	The weighted-average exercise price of the outstanding options, warrants and rights; and

3)	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

	Number of	Weighted average	Number of
	Securities to be	exercise price of	securities
	issued upon	outstanding	remaining
	exercise of	options,	available for
	outstanding options,	warrants and	future
Plan Category	warrants and rights	rights	issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

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

As of December 31, 2010, there have been no other issuances of common stock.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	December 31, 2010
	December 31,	December 31,	and Year Ended
	2010	2009	December 31, 2009
	$	$	$
General and administrative expenses	2,333	2,333	Nil
Professional fees	5,985	7,152	1,167
Net loss for the period	9,485	9,485	Nil

Our cash in the bank at December 31, 2010 was $Nil. For the period from inception (June 5, 2007) to December 31, 2010 we had no operating revenues and incurred net operating losses of $75,519 consisting of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports. Going forward, we expect to incur additional software development fees and other costs of start-up operations. The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the year ended December 31, 2010, our net loss was $9,485. Since our inception to December 31, 2010, our accumulated deficit was $75,519. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009
Current assets	$0	3,500
Current liabilities	17,569	11,584
Working capital	$(17,569)	$(8,084)

Cash Flows

Year Ended
		December 31,		December 31
		2010		2009
Cash flows from (used in) operating activities	$	Nil	$	Nil
Cash flows provided by (used in) investing activities		Nil	$	Nil
Cash flows provided by (used in) financing activities		Nil	$	Nil
Net increase (decrease) in cash during period	$	Nil	$	Nil

Operating Activities

Net cash used in operating activities was $Nil for our year ended December 31, 2010 compared with cash used in operating activities of $Nil in the same period in 2009.

Investing Activities

Net cash used in investing activities was $Nil for our year ended December 31, 2010 compared to net cash provided by investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash from financing activities was $Nil for our year ended December 31, 2010 compared to $Nil in the same period in 2009.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We expect to have negative cash flows for the fiscal year 2011, as we have a limited ability to realize cash flows from sales. Since our inception, we have raised capital through sales of our common stock. In June 2007, we sold a total of 4,000,000 shares of common stock to two ex-officers and ex-directors for cash of $400. In August 2007, we raised $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05. In March 21, 2008, we issued 350,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $17,500. We believe that our cash on hand as of December 31, 2010 in the amount of $Nil is not sufficient to sustain our expected operations for the next approximately 12 months. We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash. There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Our goals for fiscal year 2010 are to:

  Develop our interactive digital yearbook software.
  Establish a customer data-base from our e-mail campaign.
  Drive traffic to our website and achieve 200 visitors per day.
  Generate revenue during the second quarter of 2010.
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

We plan to carry on with the email campaign and catalogue advertising and focus our efforts on contacting as many schools as possible to introduce our software. We will commence our initial marketing plan using an e-mail campaign targeted specifically at elementary and high schools in the North American market. There are many websites offering lists of schools in the US and Canada with certain contact information for each school. These online lists are free. One example of these websites is: (http://www.studycanada.ca/english/index.htm)

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

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

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We have not incurred any advertising expense as of December 31, 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recently Enacted Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

The following documents (pages F-1 to F-9) form part of the report on the Financial Statements.

DIGITAL YEARBOOK, INC.

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Digital Yearbook, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Digital Yearbook, Inc., a Nevada Corporation, as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Yearbook, Inc., as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 18, 2011

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

Property and equipment, net	$0	$3,500

TOTAL ASSETS	$0	$3,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$7,491	$6,706
Accrued expenses - related party	10,078	$4,878
Total Current Liabilities	17,569	11,584

Total Liabilities	17,569	11,584

STOCKHOLDERS' DEFICIT
Preferred stock, 50,00,000 shares authorized at par value of $0.0001, no shares issued and outstanding	0	0
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 shares issued and outstanding	515	515
Additional paid-in capital	57,435	57,435
Deficit accumulated during the development stage	(75,519)	(66,034)
Total Stockholders' Deficit	(17,569)	(8,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$3,500

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2010

			Period
			from June
			5, 2007
			(Inception)
	Year ended	Year ended	to
	December	December	December
	31, 2010	31, 2009	31, 2010

REVENUES	$0	$0	$4,855
OPERATING EXPENSES
General and administrative	2,333	2,333	46,135
Professional fees	5,985	7,152	33,072
TOTAL OPERATING EXPNESES	8,318	9,485	79,207
LOSS FROM OPERATIONS	(8,318)	(9,485)	(74,352)
OTHER INCOME (EXPENSES)	(1,167)	0	(1,167)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(9,485)	(9,485)	(75,519)
PROVISION FOR INCOME TAX	0	0	0
NET LOSS	$(9,485)	$(9,485)	$(75,519)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,151,000	5,151,000

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total
Balance, June 5, 2007 (Inception)	0	$-	$-	$-	$-

Common Stock issued for cash at $0.0001 per share	4,000,000	400	0	0	400

Common Stock issued for cash at $0.05 per share	801,000	80	39,970	0	40,050

Net loss for the period ended December 31, 2007				(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common Stock issued for creditors at $0.05 per share	350,000	35	17,465	0	17,500

Net loss for the year ended December 31, 2008				(34,675)	(34,675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)	1,401

Net loss for the year ended December 31, 2009				(9,485)	(9,485)

Balance, December 31, 2009	5,151,000	515	57,435	(66,034)	(8,084)

Net loss for the year ended December 31, 2010				(9,485)	(9,485)

Balance, December 31, 2010	5,151,000	$515	$57,435	$(75,519)	$(17,569)

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2010

			Period from
			June 5,
			2007
	For the year	For the year	(Inception)
	ended	ended	to
	December	December	December
	31, 2010	31, 2009	31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(9,485)	$(9,485)	$(75,519)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	2,333	2,333	5,833
Loss on disposal of assets	1,167	0	1,167
Changes in Assets and Liabilities
Increase in accounts payable	785	6,506	7,491
Increase in accrued expenses – related party	5,200	646	10,078
Net Cash Used in Operating Activities	0	0	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	0	(7,000)
Net Cash Used in Investing Activities	0	0	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	0	40,450
Common stock issued for services	0	0	17,500
Net Cash Provided by Financing Activities	0	0	57,950

Net Increase in Cash and Cash Equivalents	0	0	0

Cash and Cash Equivalents – Beginning	0	0	0

Cash and Cash Equivalents – Ending	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2010.

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

Stock-based compensation
As of December 31, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted ASC Topic 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Federal income tax attributable to:	2010	2009
Current Operations	$3,225	$3,225
Less: valuation allowance	(3,225)	(3,225)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2010	2009
Net operating loss carryover	$25,677	$22,452
Less: valuation allowance	(25,677)	(22,452)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $75,519 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements

Digital Yearbook does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded as cost, consisted of the following at December 31:

	2010	2009
Computer software	$0	$7,000
Less: Accumulated depreciation	(0)	(3,500)
Property and equipment, net	$0	$3,500

The software was being depreciated over 3 years. Depreciation expense was $2,333 for the years ended December 31, 2010 and 2009, respectively. The software was determined to be no longer useful as of December 31, 2010 and it was disposed of at that time. A loss on the disposal of assets of $1,667 was recorded for the year ended December 31, 2010.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $75,519 as of December 31, 2010. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

There were no additional shares issued during the year ended December 31, 2010.

Total shares outstanding as of December 31, 2010 were 5,151,000.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2010 to May 18, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. After reviewing the weakness we are in the process of implementing the internal controls.

Our board of directors were advised by our company’s independent registered public accounting firm, that during their performance of audit procedures for 2010 they identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of our company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 9B. Other Information

On March 14, 2011 Arunkumar Rajapandy, submitted his resignation as president and chief executive officer and director of our company. Consequently, on April 6, 2011 we appointed Ed Mulhern to act as our president, chief executive officer, chief financial officer, secretary, treasurer and director.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors are elected by the stockholders to a term of one 1 year and serve until their successors are elected and qualified. The officers are appointed by the board of directors to a term of 1 year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office. The board of directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Arunkumar Rajapandy (1)	41	President, CEO, CFO and Director
Ed Mulhern (2)	52	President, CEO, CFO and Director

(1)	On March 14, 2011, Arunkumar Rajapandy resigned as our president, chief executive officer and director;
(2)	On April 6, 2011, we appointed Ed Mulhern to act as our president, chief executive officer, chief financial officer, secretary, treasurer and director.

Mr. Arunkumar Rajapandy

On January 22, 2009 we appointed Arunkumar Rajapandy, aged 41, as our chief executive officer. On December 15, 2008 we had already appointed Mr. Rajapandy as chief financial officer. Mr. Rajapandy is a chartered and cost accountant with 15 years of professional experience in the fields of auditing, information technology controls, accounting system review, Sarbanes-Oxley controls and project management. Mr. Rajapandy has expertise in costing, pricing, and closing of financial accounts. Mr. Rajapandy is a SAP, ORACLE and BaaN certified financial consultant for implementing ERP Financial Systems as per their countries GAAP requirements. On March 14, 2011, Arunkumar Rajapandy resigned as our president, chief executive officer and director;

Mr. Ed Mulhern

On April 6, 2011, we appointed Ed Mulhern, aged 52 to act as our president, chief executive officer, chief financial officer, secretary, treasurer and director. Ed Mulhern has previously been the VP of Sales at Onvia in Seattle from 1999 to 2010. Onvia (NASDAQ: ONVI) is the leading provider of solutions that help companies plan, market and sell to the public sector markets across the U.S. He has led the sales department from year 2000 sales of $500,000 to year 2010 sales of $7,000,000. Sales staff has grown from 5 account executives to 60 during this period. He has experience in all aspects of financial forecasting, staff training and development and creating new markets relating to new product development. From 1995 to 1999 Ed was the Director of Sales at Ingram Micro in Williamsville, NY. Ingram Micro (NYSE: IM) is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.

Family Relationships

None.

Significant Employees

We have no significant employees other than the officers and directors described above, whose time and efforts are being provided to our company without compensation.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of

We are not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Restricted
					Other Annual	Stock	Options/	LTIP	All Other
			Salary	Bonus	Compensation	Awarded	SARs	Payouts	Compensation
Name	Title	Year	($)	($)	($)	(shares)	(#)	($)	($)
Arunkumar Rajapandy (1)	President, CEO CFO and Director	2008 2009 2010	- - -	- - -	- - -	- - -		- - -	- - -
Ed Mulhern (2)	President, CEO, CFO, Secretary, Treasurer and Director	2008 2009 2010	- - -	- - -	- - -	- - -		- - -	- - -

(1)	On March 14, 2011, Arunkumar Rajapandy resigned as our president, chief executive officer and director;
(2)	On April 6, 2011, we appointed Ed Mulhern to act as our president, chief executive officer, chief financial officer, secretary, treasurer and director.

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

Directors’ Compensation

During the year ended December 31, 2010, we had no formal or informal arrangements or agreements to compensate our director for services they provide as directors of our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2010 certain information regarding the beneficial ownership of our common stock by:

1)	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2)	Each of our directors and executive officers and

3)	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

		Amount of
Title Of		Beneficial	Percent of
Class	Name, Title and Address of Beneficial Owner of Shares	Ownership(1)	Class

Common	Ohad David, Ex-President and Ex-CEO c/o Digital Yearbook, Inc., 4320 – 196 Street, S.W., #111, Lynwood, Washington, 98036-6754.	2,000,000	38.8%
Common	Ruth Navon, Ex-Secretary and Ex-Treasurer c/o Digital Yearbook, Inc., 4320 – 196 Street, S.W., #111, Lynwood, Washington, 98036-6754.	2,000,000	38.8%

	All Directors and Officers as a group	Nil	0%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Item 13. Certain Relationships and Related Transactions, and Director Independence

In June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ohad David, an ex-officer and ex-director, in exchange for cash of $200. Also in June 2007, we issued 2,000,000 shares of $0.0001 par value common stock to Ruth Navon, an ex-officer and ex-director, in exchange for cash of $200.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As at the year ended December 31, 2010 we had one director, consisting of Arunkumar Rajapandy. We determined that our director was not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have an audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the board of directors has been capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2010	December 31, 2009
Audit Fees (1)	$4,950	$5,150
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0
Total (4)	$4,950	$5,150

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

Item 15. Exhibits Financial Statement Schedules

(a)	Financial Statements

	(i)	Financial statements for our company are listed in the index under Item 8 of this document

	(ii)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation & By-Laws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DIGITAL YEARBOOK, INC.
(Registrant)

Dated: May 18 , 2011	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 18 , 2011	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)