Form 10-Q
period 2011-03-31
DIGITAL YEARBOOK, INC.
filed 2011-05-23
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File No.  000-52917

DIGITAL YEARBOOK, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4320 – 196 Street, S.W., #111, Lynwood, WA 98036-6754
(Address of principal executive offices)   (zip code)

(425) 286-3068
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 17, 2011, there were 5,151,000 shares of common stock outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DIGITAL YEARBOOK, INC.

TABLE OF CONTENTS

MARCH 31, 2011

Balance Sheets as of March 31, 2011 and December 31, 2010                  F-1

Statements of Operations for the three months ended
March 31, 2011 and 2010 and for the period from
June 5, 2007 (inception) to March 31, 2011                     F-2

Statement of Stockholders’ Deficit as of March 31, 2011                       F-3

Statements of Cash Flows for the three months ended
March 31, 2011 and 2010 and for the period from
June 5, 2007 (inception) to March 31, 2011                                                     F-4
Notes to the Financial Statements                                                                  F-5 – F-7

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS
	March 31, 2011	December 31, 2010

Property and equipment, net	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$7,553	$7,491
Accrued expenses - related party	10,078	$10,078
Total Current Liabilities	17,569	17,569

Total Liabilities	17,631	17,569

STOCKHOLDERS' DEFICIT
Preferred stock, 50,00,000 shares authorized at par value of $0.0001, no shares issued and outstanding	0	0
Common stock, 100,000,000 shares authorized at par value of $0.0001, 5,151,000 shares issued and outstanding	515	515
Additional paid-in capital	57,435	57,435
Deficit accumulated during the development stage	(75,581)	(75,519)
Total Stockholders' Deficit	(17,631)	(17,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from June 5, 2007 (Inception) to March 31, 2011

REVENUES	$0	$0	$4,855

OPERATING EXPENSES

General and administrative	0	583	46,135
Professional fees	62	210	33,134

TOTAL OPERATING EXPNESES	62	793	79,269

LOSS FROM OPERATIONS	(62)	(793)	(74,414)

OTHER INCOME (EXPENSES)	0	0	(1,167)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(62)	(793)	(75,581)

PROVISION FOR INCOME TAX	0	0	0

NET LOSS	$(62)	$(793)	$(75,581)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,151,000	5,151,000

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2011

	Common Stock	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	0	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	4,000,000	400	0	0	400

Common Stock issued for cash
at $0.05 per share	801,000	80	39,970	0	40,050

Net loss for the period ended
December 31, 2007				(21,874)	(21,874)

Balance, December 31, 2007	4,801,000	480	39,970	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	350,000	35	17,465	0	17,500

Net loss for the year
ended December 31, 2008				(34,675)	(34,675)

Balance, December 31, 2008	5,151,000	515	57,435	(56,549)	1,401

Net loss for the year
ended December 31, 2009				(9,485)	(9,485)

Balance, December 31, 2009	5,151,000	515	57,435	(66,034)	(8,084)

Net loss for the year
ended December 31, 2010				(9,485)	(9,485)

Balance, December 31, 2010	5,151,000	515	57,435	(75,519)	(17,569)

Net loss for the three months ended March 31, 2011				(62)	(62)

Balance, March 31, 2011	5,151,000	$515	$57,435	$(75,581)	$(17,631)

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from June 5, 2007 (Inception) to March 31, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(62)	$(793)	$(75,581)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	0	583	5,833
Loss on disposal of assets	0	0	1,167
Changes in Assets and Liabilities
Increase in accounts payable	62	(2,790)	7,553
Increase in accrued expenses – related party	0	3,000	10,078
Net Cash Used in Operating Activities	0	0	(50,950)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	0	(7,000)
Net Cash Used in Investing Activities	0	0	(7,000)

Cash Flows from Financing Activities:
Common stock issued for cash	0	0	40,450
Common stock issued for services	0	0	17,500
Net Cash Provided by Financing Activities	0	0	57,950

Net Increase in Cash and Cash Equivalents	0	0	0

Cash and Cash Equivalents – Beginning	0	0	0

Cash and Cash Equivalents – Ending	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2011.

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $76,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following as of March 31, 2011 and 2010:

Federal income tax attributable to:	2011	2010
Current Operations	$21	$270
Less: valuation allowance	(21)	(270)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2011	December 31, 2010
Net operating loss carryover	$25,698	$25,677
Less: valuation allowance	(25,698)	(25,677)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $75,581 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements
Digital Yearbook does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

DIGITAL YEARBOOK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 – PROPERTY AND EQUIPMENT

The Company purchased software in 2008. The software was being depreciated over 3 years.  Depreciation expense was $2,333 for the years ended December 31, 2010 and 2009, respectively.  The software was determined to be no longer useful as of December 31, 2010 and it was disposed of at that time. A loss on the disposal of assets of $1,667 was recorded for the year ended December 31, 2010.

 NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $75,581 as of March 31, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

There were no additional shares issued during the three months ended March 31, 2011.

Total shares outstanding as of March 31, 2011 were 5,151,000.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2011 to May 23, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Digital Yearbook, Inc.

Our Current Business

Digital Yearbook, Inc. was incorporated in Nevada on June 5, 2007. We produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD. From our inception to March 31, 2011, we generated minimal revenues of $4,855. We have no recurring customers and have limited revenue-generating capability at this time.

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

We plan to develop a software product that will be easy enough for anyone to use, regardless of his/her level of computer literacy. Our software product will provide useful features, contain help support and be easy to install. We intend to concentrate our efforts on:

Software Functions – the digital yearbook software will contain basic functions, including:
	Easy and fast uploading, supporting a wide variety of formats such as: BMP, GIF, JPG, AVI, MPG, WMV, MP3.
	Photo, video and text preview at any time.
	A variety of colors to choose from for the finished yearbook templates
	Ability to burn their digital yearbook projects to CD/DVD.

In the future, after we begin to generate revenues, we plan to add enhanced features such as:
	Themes for many varieties of schools such as colleges, universities, trade schools etc.
	Supporting other languages such as Spanish and French.
	More choice of template colors.

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

Our competitors include companies such as:

  *  International MultiMedia Yearbooks (http://www.multimediayearbook.com)

  *  Yearbook International (http://www.yearbookinteractive.com)

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

Plan of Operation

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

Results of Operations

Three Month Summary

Our net loss and comprehensive loss for our interim period ended March 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:
	Three Months	Three Months
	Ended	Ended
	March 31	March 31,
	2011	2010
	(unaudited)	(unaudited)
	$	$
General and administrative expenses	-	583
Professional fees	62	210
Net loss for the period	62	793

Our cash in the bank at March 31, 2011 was $Nil. We had no operating revenues and incurred net operating losses of $62 consisting of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports. Going forward, we expect to incur additional software development fees and other costs of start-up operations. The specific levels of such expenses are unpredictable and may exceed our current capital resources.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the interim period ended March 31, 2011, our net loss was $62. Since our inception to March 31, 2011, our accumulated deficit was $75,519. We expect to incur ongoing losses for the next 12 months of operations unless we are able to successfully launch and receive revenues from our proposed digital yearbook software.

Liquidity and Capital Resources

Working Capital
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Current Assets	$0	$0
Current Liabilities	17,631	17,569
Working Capital Deficiency	$(17,631)	$(17,569)

Cash Flows
Three Months Ended
	March 31	March 31
	2011	2010
Cash flows from (used in) operating activities	$-	$-
Cash flows provided by (used in) investing activities	-	$-
Cash flows provided by (used in) financing activities	-	$-
Net increase (decrease) in cash during period	$-	$-

Operating Activities

Net cash used in operating activities was $Nil for our three month period ended March 31, 2011 compared with cash used in operating activities of $Nil in the same period in 2010.

Investing Activities

Net cash used in investing activities was $Nil for our three month period ended March 31, 2011 compared with net cash provided by investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $Nil for our three month period ended March 31, 2011 compared with $Nil in the same period in 2010.

Going Concern

We expect to have negative cash flows for the fiscal year 2011, as we have a limited ability to realize cash flows from sales. Since our inception, we have raised capital through sales of our common stock. In June 2007, we sold a total of 4,000,000 shares of common stock to two ex-officers and ex-directors for cash of $400. In August 2007, we raised $40,050 in a private placement of our common stock, whereby we sold 801,000 shares of common stock at a price per share of $0.05. In March 21, 2008, we issued 350,000 shares of its common stock to cure an account payable in lieu of cash in the aggregate of $17,500. We believe that our cash on hand as of March 31, 2011 in the amount of $Nil is not sufficient to sustain our expected operations for the next approximately 12 months. We believe that in order to continue as a going concern, we need to raise additional capital by issuing equity or debt securities in exchange for cash. There are no agreements or commitments for these funds and there can be no assurance that we will be able to secure any such funds to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

As of March 31, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

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

Our company has incurred loss of $75,581 for the period from June 05, 2007 (inception) to March 31, 2011. On March 31, 2011 we had a working capital deficit of $17,631.

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

Risks Associated with Our Common Stock

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:
•	actual or anticipated variations in our operating results;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market;
•	conditions or trends in our industry; and
•	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in exploration stage companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

If we obtain additional financing through the sale of additional equity in our company, the issuance of additional shares of common stock will result in dilution to our existing stockholders.

We are authorized to issue 300,000,000 shares of common stock and, as of March 18, 2011 of which 5,151,000 shares of our common stock were issued and outstanding. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or “FINRA”, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  (Removed And Reserved).

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS
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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YEARBOOK, INC.

By:
/s/ Ed Mulhern
Ed Mulhern
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

March 23, 2011