Form 10-Q
period 2011-06-30
Titan Iron Ore Corp.
filed 2011-08-22
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File No. 000-52917

TITAN IRON ORE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Ave. #110, Tucson, Arizona   85719
(Address of principal executive offices)   (zip code)

(520) 989-0020
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of August 9, 2011, there were 49,737,000 shares of common stock outstanding.

ii

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)

TABLE OF CONTENTS

JUNE 30, 2011

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS
	June 30, 2011 (unaudited)	December 31, 2010
Current Assets
Cash and cash equivalents	$1,046,344	$-
Total current assets	1,046,344	-

Mineral property option (Note 3)	5,000	-

TOTAL ASSETS	$1,051,344	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$25,906	$7,491
Accrued expenses - related party (Note 7)	50,100	$10,078
Total Current Liabilities	76,006	17,569

Total Liabilities	76,006	17,569

Commitments and Contingencies (Note 1 and 6)
Subsequent Event (Note 9)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 49,737,000 (December 31, 2010 – 190,587,000) shares issued and outstanding (Note 4)	4,974	19,059
Additional paid-in capital	1,061,507	38,891
Deficit accumulated during the development stage	(91,143)	(75,519)
Total Stockholders' Equity (Deficit)	975,338	(17,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,051,344	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US dollars)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Accumulated from June 5, 2007 (Inception) to June 30, 2011

REVENUES	$-	$-	$-	$-	$4,855

OPERATING EXPENSES

General and administrative	30,000	583	30,000	1,167	76,135
Professional fees	3,193	672	3,255	882	36,327

TOTAL OPERATING EXPENSES	33,193	1,255	33,255	2,049	112,462

LOSS FROM OPERATIONS	(33,193)	(1,255)	(33,255)	(2,049)	(107,607)

OTHER INCOME (EXPENSES)
Gain on debt settlement	17,631	-	17,631	-	17,631
Other Income (expenses)	-	-	-	-	(1,167)

NET LOSS BEFORE TAX	(15,562)	(1,255)	(15,624)	(2,049)	(91,143)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(15,562)	$(1,255)	$(15,624)	$(2,049)	$(91,143)

BASIC LOSS PER SHARE	$(0.00)	(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	189,247,000	190,587,000	189,913,000	190,587,000

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011
(Expressed in US dollars)

	Common Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss for the year
ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss for the year
ended December 31, 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss for the year
ended December 31, 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(41,469)	-	(41,469)

Shares surrendered and cancelled	(142,950,000)	(14,295)	14,295	-	-

Net loss for the six months ended June 30, 2011	-	-	-	(15,624)	(15,624)

Balance, June 30, 2011	49,737,000	$4,974	$1,061,507	$(91,143)	$975,338

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from June 5, 2007 (Inception) to June 30, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(15,624)	$(2,049)	$(91,143)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	1,167	5,833
Loss on disposal of assets	-	-	1,167
Gain on debt settlement	(17,631)	-	(17,631)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	3,255	(2,668)	33,459
Increase in accrued expenses – related party	30,000	3,550	40,078
Net Cash Provided by (Used in) Operating Activities	-	-	(28,237)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property option	(5,000)	-	(5,000)
Net Cash Used in Investing Activities	(5,000)	-	(12,000)

Cash Flows from Financing Activities:
Common stock issued for cash	1,031,244	-	1,048,981
Advances provided by related parties	20,100	-	20,100
Common stock issued for services	-	-	17,500
Net Cash Provided by Financing Activities	1,051,344	-	1,086,581

Net Increase in Cash and Cash Equivalents	1,046,344	-	1,046,344

Cash and Cash Equivalents – Beginning	-	-	-

Cash and Cash Equivalents – Ending	$1,046,344	$-	$1,046,344

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in US dollars)

NOTE 1 – NATURE OF BUSINESS

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. At its inception, the Company was engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effective becoming an exploration stage company. Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result,  5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company  issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the company’s outstanding shares of common stock decreased to 49,737,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at June 30, 2011, the Company has accumulated losses of $91,143 since inception and its operations continue to be funded primarily from sales of its stock. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has no revenues and limited operations and is accordingly classified as an exploration stage company. The Company’s principal business includes the acquisition, exploration, and development of mineral properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31, 2011.

Interim Financial Statements
The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on May 18, 2011, with the SEC.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2011.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Stock-based compensation
As of June 30, 2011, the Company has not issued any share-based payments to its employees.

The Company adopted ASC Topic 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

Mineral Property Costs
The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized.  The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2011, the Company has not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

Financial Instruments
FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, accounts payable, and due to related parties approximate fair values because of the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 1,050,000 as of June 30, 2011.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

NOTE 3 – MINERAL PROPERTY OPTION

Effective June 30, 2011 and in connection with the entry into an agreement (the “Acquisition Agreement”) with J2 Mining Ventures Ltd. (“J2 Mining”) dated June 13, 2011, the Company completed the acquisition of a 100% right, title and interest in and to a properties (Strong Creek and Iron Mountain) option agreement (the “Option Agreement”) from J2 Mining with respect to an iron ore mineral property located in Albany County, Wyoming and entered into an assignment of mineral property option agreement with J2 Mining and Wyomex LLC (the “Assignment Agreement”), whereby our company was assigned the 100% right, title and interest in and the Option Agreement from J2 Mining;

The Option Agreement assigned to the Company from J2 Mining on June 30, 2011, pursuant to the Assignment Agreement, was entered into on May 26, 2011 between J2 Mining and Wyomex LLC, pursuant to which Wyomex LLC (“optionor”), granted to J2 Mining, as optionee, an exclusive right and option to acquire 100% undivided legal and beneficial interests in and to certain unpatented lode mining claims, fee lands, leased lands, and other interests in real property situated in Albany County, Wyoming (the “Wyoming Iron Complex”). Pursuant to the Assignment Agreement, J2 Mining agreed to assign all its rights and interests in the property and the Option Agreement, and transfer all of its obligations under the Option Agreement, to the Company.

The term of the option commenced on May 26, 2011 and initially extended until July 27, 2011 and may be extended for a maximum of six successive one-month periods, at the sole election of the company, through notice to Wyomex LLC and tender of $5,000 from the company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six as may be desired by us. The first payment of $5,000 has been made.

The Company can exercise the option at any time during the option term by giving a written notice to the optionor. Upon receipt of such notice, the parties shall execute an asset purchase agreement.

The Company may exercise the option by paying a total purchase price of $7,000,000, which shall consist of the following components:

a)	payment at closing of $85,000 as an initial payment;
b)	all Option monies or consideration previously paid and received by the optionor;
c)
commencing six months from the date of closing and after receipt of the initial payment, and ever six months thereafter, the Company shall pay, as advance minimum royalty, $62,500, as adjusted under the Option Agreement, until the commencement of commercial production from the property; and

d)
at the commencement of commercial production from the property, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to the optionor be less than $150,000 in any given calendar year.

Subsequent to the payment to and receipt by the optionor of the foregoing $7,000,000, the production royalty shall be reduced, and our company shall pay the optionor a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNLIMITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 – COMMON STOCK

Effective June 15, 2011 the Company effected a 37 to 1 forward stock split of the Company’s authorized and outstanding commons stock. As a result, the 5,151,000 shares outstanding increased to 190,587,000.  All share amounts have been retroactively adjusted for all periods presented.

On June 20, 2011, the Company closed a private placement for 2,100,000 units at a price of $0.50 per units for net proceeds of $1,008,321 after share issue costs. Each unit consist of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of $0.75 for a period of three years.

Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the company’s outstanding shares of common stock decreased to 49,737,000.

NOTE 5 – SHARE PURCHASE WARRANTS

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2010	-	$-
Warrants granted with private placement	1,050,000	0.75

Balance, June 30, 2011	1,050,000	$0.75

Details of share purchase warrants outstanding as of June 30, 2011 and December 31, 2010 are:

Number of Warrants Outstanding and Exercisable		Exercise Price per Share	Expiry Date
2011	2010

1,050,000	-	$0.75	June 20, 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 30, 2011, the Company entered into an employment agreement with an officer to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Under the agreement, the officer receives monthly remuneration at a gross rate of $15,000 with such increases as our board of directors may approve. The Company can terminate the agreement within 60 days of notice. If the executive is terminated without cause, the executive shall be entitled to one month’s severance pay for each one month of service up to a maximum of two years.

On June 30, 2011, the Company entered into consulting agreements with a  management company managed by our CEO, for consulting fee of $2,500 per month to provide office space and administrative services.

On  June 30, 2011, the Company entered into a consulting agreement with a firm to provide the services of the company’s Vice President, Exploration,  who will provide and perform for the benefit of our company certain geological advisory services as may be requested by our company. Under the agreement, the firm  receives monthly compensation at a gross rate of $6,000.

On June 30, 2011, the Company entered into a consulting agreement with a consulting firm who will provide and perform for the benefit of our company certain geological, engineering, marketing and project management services as may be requested by our company at monthly rate of $8,000.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011 the Company received $20,000 in advances from a former officer and director. The Company also incurred $30,000 in management fees to this individual and the balance owing as at June 30, 2011 was $50,000. This entire amount was repaid subsequent to June 30, 2011.

During the six months ended June 30, 2011 the Company received a $100 loan from a management firm managed by the Company’s CEO  and this amount was owed by the Company as of June 30, 2011.

During the year ended December 31, 2010 a former officer provided $10,078 in advances to the Company and this amount is owing as at December 31, 2010. This amount was assumed by previous management during the 6 month ended June 30, 2011 in connection with the acquisition of an option to purchase a mineral property

NOTE 8 – FAIR VALUE MEASUREMENT

ASC 820, Fair Value Measurements and Disclosures require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2
Level 2 applies to assets or liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, cash is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENT (CONTINUED)
Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2011, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Assets:
Cash	1,046,344	–	–	1,046,344

As at June 30, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

NOTE 9– SUBSEQUENT EVENT

On July 19, 2011, the Company entered into an option agreement with Globex Mining Enterprises Inc. ("Globex") effective July 12, 2011 (the "Agreement"), pursuant to which Globex granted the Company the right (the "Option") for a period of 90 days from July 12, 2011 to acquire an undivided 100% interest in and to 144 mining claims (the "Property") located in the Labrador trough area in the Province of Quebec, Canada.

In consideration for the Option and the exclusive right to acquire the Property, Titan paid to Globex the sum of $47,948 (CDN $46,104) which sum will be applied to the purchase price in the event the Option is exercised. In order to exercise the Option, subject to the parties entering into a definitive asset purchase agreement (the “APA”) Titan must complete the following and/or meet the following conditions (in Canadian dollars):

1.
pay $52,000 (CDN $50,000) within the earlier of five business days of closing of the APA or six months from July 12, 2011 (the “Initial Payment”) and issue 6,000,000 common shares in the capital of Titan to Globex upon execution of the APA;

2.	make total cash payments of $4,160,000 (CDN $4,000,000) over a 60 month period;

3.
an Advance Minimum Royalty ("AMR") payment commences 72 months from the date of Initial Payment in the sum of $104,000 (CDN $100,000) per year, which will be deducted from any future production royalty payments, until such time the property enters commercial production. Upon commencement of commercial production, the annual AMR shall convert to a 3% GMR on iron ore and other mineral materials; and

4.
at the commencement of commercial production from the Property, the annual AMR shall convert to a 3% Gross Metal Royalty (as defined in the agreement) on iron ore and other mineral materials produced and sold from the Property (the "Production Royalty"). Except for events of Force Majeure (as defined in the agreement) in no event shall the Production Royalty paid to Globex be less than $104,000 (CDN $100,000) in any given calendar year.

During the term of the Option and provided that Titan elects to exercise the Option and the parties execute and deliver the APA, Titan agreed to perform, or cause to be performed, annual labor for the benefit of the Property or timely pay all maintenance fees, and make all required filings with the provincial government in order to maintain the Property in effect and in good standing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this report include statements about:

•	Our future exploration programs and results;

•	Our future capital expenditures; and

•	Our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;

•	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;

•	risks and uncertainties that the mineral deposits will never constitute proven and probable reserves which can be developed and mined economically;

•
mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes, permitting, or other unanticipated difficulties with or interruptions  and delays in development and production;

•
the potential for delays in exploration activities; risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses in exploration, development and production which are beyond the capacity of our company to manage;

•	risks related to commodity price fluctuations;

•	the uncertainty of an unproven business plan and lack of. revenue generation and profitability based upon our limited history;

•	substantial risks inherent in the establishment of a new business venture since our company is at a very early stage;

•	risks and uncertainties inherent in mineral exploration ventures which by their very nature face a high risk of business failure;

•
risks related to intense competition in the mineral exploration and exploitation industry which causes our company to have to compete with our company’s competitors for financing and for qualified managerial and technical employees;

•	risks related to the engagement of our company’s directors and officers in other business activities whereby they may not have sufficient time to attend to our company’s business affairs;

•	risks related to failure to obtain adequate financing and additional capital on a timely basis and on acceptable terms for our planned exploration and development;

•	risks related to environmental regulation and liability, and the ability to secure governmental consents and approvals;

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political and regulatory risks associated with mining exploration, development and production; and

•	the risks in the section entitled “Risk Factors”.

Any of these risks could cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this report.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our” and “our company” mean Titan Iron Ore Corp. unless the context clearly indicates otherwise.

Corporate Overview

We were incorporated in the State of Nevada on June 5, 2007. Our plan after our inception on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.

Effective June 15, 2011, we completed a merger with our subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.”

Also effective June 15, 2011, we effected a 37 to one forward stock split of our authorized and issued and outstanding common and preferred stock.  As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 to 3,700,000,000 shares of common stock with a par value of $0.0001 of which 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, we issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000.

Effective June 30, 2011 and in connection with the closing of the Acquisition Agreement, as defined below under the heading “Acquisition Agreement”, Ohad David, Ruth Navon and Service Merchant Corp. (the “Vendors”), entered into an affiliate stock purchase agreement, whereby, among other things, the Vendors surrendered 142,950,000 shares of common stock of our company for cancellation, decreasing the number of shares of common stock outstanding to the current number of 49,737,000.

Acquisition Agreement for Wyoming Iron Complex

Effective June 30, 2011 and in connection with the entry into an agreement (the “Acquisition Agreement”) with J2 Mining Ventures Ltd. (“J2 Mining”) dated June 13, 2011 and attached as Exhibit 10.1 to our Current Report on Form 8-K filed June 16, 2011, we completed the acquisition of a 100% right, title and interest in and to a properties option agreement (the “Option Agreement”) from J2 Mining with respect to  iron ore mineral properties located in Albany County, Wyoming, by way of entering an assignment of mineral property option agreement with J2 Mining and Wyomex LLC (the “Assignment Agreement”), whereby our company was assigned the 100% right, title and interest in and to the Option Agreement from J2 Mining;

The Option Agreement assigned to us from J2 Mining on June 30, 2011 was entered into on May 26, 2011 between J2 Mining and Wyomex LLC, pursuant to which Wyomex LLC, as optionor, granted to J2 Mining, as optionee, an exclusive right and option to acquire 100% undivided legal and beneficial interests in and to certain unpatented lode mining claims, fee lands, leased lands, and other interests in real property situated in Albany County, Wyoming (the “Wyoming Iron Complex”). Pursuant to the Assignment Agreement, J2 Mining agreed to assign all its rights and interests in the property and the Option Agreement, and transfer all of its obligations under the Option Agreement, to our company, and our company accepted and agreed to be bound by the terms of the Option Agreement.

The term of the option commenced on May 26, 2011 and has been  extended until August  27, 2011, and may be extended for a maximum of six successive one-month periods, at the sole election of our company, through notice to Wyomex LLC and tender of $5,000 from our company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six as may be desired by us. The first two option payments of $5,000 have been made to Wyomex.

Subject to the terms and conditions of a definitive agreement to be executed by both our company and Wyomex LLC and prior to the date of termination of the sixth and final extension, our company may elect to exercise the option at any time during the option term by giving Wyomex LLC written notice of such election. Upon receipt of such notice, the parties shall execute an asset purchase agreement, which assets will include the unpatented mining claims, fee lands, mineral leases, any geological reports, data, laboratory information related thereto, buildings, mining equipment located within the property, water rights, accesses and rights-of-way, and generally all rights and appurtenances which are directly connected with the mining and business activities of Wyomex LLC related to the property, all of which shall be delivered free and clear of all liens or other encumbrances.

We may exercise the option by paying a total purchase price of $7,000,000, which shall consist of the following components:

(a)	payment at closing of $85,000 as an initial payment;

(b)	any monies or consideration previously paid (for the option or otherwise) by J2 Mining to Wyomex LLC;

(c)
commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, we shall pay Wyomex LLC, as advance minimum royalty, the amount of $62,500, as adjusted under the Option Agreement, until the commencement of commercial production from the property;

(d)
at the commencement of commercial production from the property, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex LLC be less than $150,000 in any given calendar year;

“Commencement of commercial production” as used in the Option Agreement is defined as the first quarter of production in which 4.5% of the metal values or gross proceeds from the sales of mineral materials derived from the property exceed the amount of the minimum advance royalty. Thereafter, the semi-annual royalty payments shall be the larger of the amount of minimum advance royalty or 4.5% of gross metal value or gross proceeds from sales of all mineral materials derived from the property.

Subsequent to the payment to and receipt by Wyomex LLC of the total  $7,000,000 purchase price, the production royalty shall be reduced, and our company shall remit to  Wyomex LLC a gross metal value royalty of 1.5% for all iron product and/or other mineral materials minded and sold from the property.

Our Current Business

With the entry into the Assignment Agreement with respect to the Wyoming Iron Complex, we abandoned our efforts as an interactive software developer, and we are focusing our efforts in the mineral exploration. Our business plan is to proceed with the exploration of the Wyoming Iron Complex consisting of mineral leases on 320 acres and 23 unpatented mining claims aggregating approximately 463 acres located in the county of Albany, Wyoming, USA. The proposed work program for the first year is as follows:

The initial phase is expected to take up to three months and entail an expenditure of approximately $75,000. We anticipate that the specific work to be undertaken will include:

•	Compilation of all existing geological data into one comprehensive data base for each of the Strong Creek and Iron Mountain Deposits.

•	Completion of the equivalent of a National Instrument 43-101 Technical Report for the Wyoming Complex as a whole.

•	Development of an additional work program for the properties.

The second phase is expected to take a further three to four months and entail an overall expenditure of approximately $100,000. We anticipate that the specific work to be undertaken will include Confirmation Drilling of existing drill targets to validate historic data (2000 feet).

The third phase will be contingent on the results of the phases 1 & 2 and would likely involve expansion and Infill Drilling to expand the resource on the Strong Creek deposit (8000 feet) to upgrade and enhance the quality the resource data base, Bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn Process, Bench scale tests on the Strong Creek ores to validate the Hazen /USBM results, and the initiation of a prefeasibility study based on historic and current data. This work program is expected to take six to eight months and entail an aggregate expenditure of approximately $2,300,000.

Mineral property exploration is typically conducted in phases. We have not yet commenced the initial phase of exploration on our Wyoming Iron Complex. Once we complete each phase of exploration, we will make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

Our plan of operation is to carry out exploration work on our Wyoming Complex in order to ascertain whether it possesses commercially exploitable quantities of iron ore and other metals. We intend to primarily explore for iron ore but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Option Agreement with Globex Mining

On July 19, 2011, Titan entered into an option agreement with Globex Mining Enterprises Inc. ("Globex") effective July 12, 2011 (the "Agreement"), pursuant to which Globex granted the Company the right (the "Option") for a period of 90 days from July 12, 2011 to acquire an undivided 100% interest in and to 202 mining claims (the "Property") located in the Labrador trough area in the Province of Quebec, Canada.

In consideration for the Option and the exclusive right to acquire the Property, Titan paid to Globex the sum of CDN $46,104 which sum will be applied to the purchase price in the event the Option is exercised. In order to exercise the Option, subject to the parties entering into a definitive asset purchase agreement (the “APA”), Titan must complete the following and/or meet the following conditions (all in Canadian dollars):

1.
pay $50,000 within the earlier of five business days of closing of the APA or six months from July 12, 2011 (the “Initial Payment”) and issue 6,000,000 common shares in the capital of Titan to Globex upon execution of the APA;

2.	make total cash payments of $4,000,000 over a 60 month period;

3.
an Advance Minimum Royalty ("AMR") payment commences 72 months from the date of Initial Payment in the sum of $100,000 per year, which will be deducted from any future production royalty payments, until such time the property enters commercial production. Upon commencement of commercial production, the annual AMR shall convert to a 3% GMR on iron ore and other mineral materials; and

4.
at the commencement of commercial production from the Property, the annual AMR shall convert to a 3% Gross Metal Royalty (as defined in the agreement) on iron ore and other mineral materials produced and sold from the Property (the "Production Royalty"). Except for events of Force Majeure (as defined in the agreement) in no event shall the Production Royalty paid to Globex be less than $100,000 in any given calendar year.

During the term of the Option and provided that Titan elects to exercise the Option and the parties execute and deliver the APA, Titan agreed to perform, or cause to be performed, annual labor for the benefit of the Property or timely pay all maintenance fees, and make all required filings with the provincial government in order to maintain the Property in effect and in good standing.

Plan of Operation

We are a mineral exploration company. Our plan of operation is to carry out exploration work on our Wyoming Iron Complex in order to ascertain whether it possesses commercially exploitable quantities of iron ore and other metals. We intend to primarily explore for iron ore but if we discover that our mineral property hold potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

According to our plan of operation, we estimate our cash needs for the next 12-36 months to be as follows:

Expense	2012	2013	2014
Wyoming
Property Purchase	$210,000	$125,000	$125,000
Exploration	175,000	1,600,000	300,000
Feasibility/Engineering	0	300,000	7,300,000
Permitting	0	25,000	700,000
Project G & A	25,000	200,000	100,000
Total Wyoming	$410,000	$2,250,000	$8,525,000

Labrador Trough
Property Purchase	90,000	100,000	100,000
Exploration	250,000	2,750,000	3,500,000
Feasibility			-
Project G & A	75,000	100,000	800,000
Total - Labrador	$415,000	$2,950,000	$4,400,000

Corporate Over Heads	820,000	1,100,000	1,250,000
Acquisition/ Exploration	300,000	1,500,000	600,000
Total Corporate Budget	$1,945,000	$7,800,000	$14,775,000

We have no ongoing revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Accordingly, we will be dependent on future additional financing in order to fund our anticipated cash needs, and to seek other business opportunities in the mining industry or new business opportunities. There are no assurances that we will be able to complete such future additional financings or seek other business opportunities.

We are considered an exploration stage company as we are involved in the examination and investigation of the mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Results of Operations

From Inception on June 5, 2007 through June 30, 2011

Our cash and cash equivalents at June 30, 2011 was $1,046,344. For the period from inception (June 5, 2007) to June 30, 2011 we had $4,885 in operating revenues and incurred net operating losses of $91,143 consisting of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the three months ended June 30, 2011, our net loss was $15,562. Since our inception to June 30, 2011, our accumulated deficit was $91,143.

For the three and six months ended June 30, 2011 compared to 2010

Our net loss and comprehensive loss for our interim period ended June 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010
	$	$	$	$
Revenue	--	--	--	--

Expenses
General and Administrative	30,000	30,000	583	1,167
Professional Fees	3,193	3,255	672	882
Total Expenses	33,193	33,255	1,255	2,049
Other Income
Gain on debt settlement	17,631	17,631	--	--
Net Loss	15,562	15,624	1,255	2,049

Three Months Ended June 30, 2011 and 2010

Expenses for the three months ended June 30, 2011 increased by $31,398 due to management fees incurred to a former officer and director.  The gain on debt settlement is related to the debt assumed by previous management in connection with the acquisition of an option to purchase a mineral property.

Six Months Ended June 30, 2011 and 2010

Expenses for the six months ended June 30, 2011 increased by $31,206 due to management fees incurred to a former officer and director.

Liquidity and Capital Resources

Working Capital
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Current Assets	$1,046,344	$--
Current Liabilities	76,006	17,569
Working Capital(Deficiency)	$970,334	$(17,569)

As of June 30, 2011, we had $1,046,344 in cash, as compared to $0  in December 31, 2010, with the increase due to a private placement effected in July 2011. For the same reason, working capital increased from a deficit of $17,569 as at December 31, 2010 to a surplus of $970,339 as at June 30, 2011.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30	June 30
	2011	2010
Cash flows from (used in) operating activities	$--	$--
Cash flows provided by (used in) investing activities	(5,000)	--
Cash flows provided by (used in) financing activities	1,051,344	--
Net increase (decrease) in cash during period	$1,046,344	$--

Cash flow used in operating activities

There was no cash provided or used by operating activities for either the six month period ended June 30, 2011 or the six month period ended June 30, 2010.

Cash flow provided by financing activities

During the six months ended June 30, 2011 cash provided by financing activities accounted for $1,028,631 primarily due to a private placement. No cash was provided by financing activities in the six month period ending June 30, 2010.

Cash Provided by Investing Activities

During the six months ended June 30, 2011 cashed used in investing activities was $5,000 primarily due to a payment for a mineral property option.  No cash was provided by investing activities in the six month period ending June 30, 2010.

Going Concern

At June 30, 2011, we had an accumulated deficit of $91,143 since our inception and incurred a net loss of $15,624 for the six month period ended June 30, 2011.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2010.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered an exploration stage company as we are involved in the examination and investigation of the mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were ineffective.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS.

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and an investor  may lose all or part of his or her  investment.

Risks Associated with Mining

All of our mineral properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

We have not established that our mineral properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral properties  do not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter or processing facilities, power, and water, roads and a point for shipping, available workforce, government regulation, proximity to markets and consumers, and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits or bonds required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

There can be no assurance that we can comply with all material laws and regulations that apply to our activities. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits or bonds necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Exploration development and exploitation activities are subject to comprehensive regulation and permitting which may cause substantial delays or require capital outlays in excess of those anticipated causing a material adverse effect on us.

Exploration, development and exploitation activities are subject to federal, provincial, state and local laws, regulations and policies, including laws regulating permitting, bonding, and the removal of natural resources from the ground and the discharge of materials into the environment. Exploration, development and exploitation activities are also subject to federal, provincial, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment and other operational activities.

Environmental and other legal standards imposed by federal, provincial, state or local authorities may be changed and any such changes may prevent us from conducting planned activities or may increase our costs of doing so, which could have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing a material adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which could materially alter and negatively affect our ability to carry on our business.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to explore and fully establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the geological, technical and operating hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of iron ore and associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring mineral claims. If we cannot acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. These competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than us. As a result of this competition, we may have to compete for financing and may be unable to acquire financing on terms we consider acceptable. We also compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, qualified managerial and technical employees (such as professional geologists), camp staff, helicopter or float planes, mineral exploration supplies and drill rigs. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Wyoming Iron Complex without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Wyoming Iron Complex. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We have not commenced the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of iron ore or other valuable minerals on our Wyoming Iron Complex. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of iron ore or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Wyoming Iron Complex, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

Because access to our mineral property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral property may be restricted during the period between October and April of each year because the period between these months can typically feature heavy snow cover which makes it difficult if not impossible to carry out exploration and other activities at the Wyoming Iron Complex.  We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our President and CEO will devote approximately 50% of his working time on providing management services to us. If the demands on our executive officer from his other obligations increase, he may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Related to Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties only since June 2011 and we have not yet located or identified any mineral reserves. As a result, we have never had any revenues from our mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any significant operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2011, we had working capital $970,339. We incurred a net loss of $15,624 for the six months ended June 30, $9,485 for the year ended December 31, 2010, and $91,143 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated May 18, 2011, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that our company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

Risks Associated with Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 3,700,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently quoted on the OTC Bulletin Board, our common stock is thinly traded. Even when an active market is established, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay cash dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.\

Risks Relating to the Early Stage of our Company and Ability to Raise Capital

We are at a very early stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and prospective operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, many of which are beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have no operating history and our business plan is unproven and may not be successful.

We have no commercial operations. None of our projects have proven or provable reserves, are built, or are in production. We have not licensed or sold any mineral products commercially and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit.

We expect to suffer continued operating losses and we may not be able to achieve profitability.

We expect to continue to incur significant discovery and development expenses in the foreseeable future related to exploration and the completion of feasibility, development and commercialization of our projects. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund exploration and development of our properties. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock, the market price for commodities, and the development or prospects for development of competitive technology or competitive projects by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase our common shares or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2011-2012 and have, as of June 30, 2011, closed a private placement financing in the gross amount of $1,050,000, but we do not have any firm commitments for funding beyond this recent placement. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to explore and develop our properties. Achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares covered and, if necessary through one or more private placement or public offerings. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place additional strains on our managerial, operational and financial resources and could adversely affect our business and prospective operating results.

Our anticipated growth is expected to continue to place a strain on our managerial, operational and financial resources. Further, as we acquire interests in more properties or subsidiaries and other entities, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and prospective operations and the value of an investment in our company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS
Exhibit Number	Description
(3)	(3) (i) Articles of incorporation (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
10	Material Contracts
10.1
Mineral Property Option Acquisition Agreement dated June 13, 2011 with J2 Mining Ventures Ltd. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 16, 2011)

10.2	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 24, 2011)
10.3	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 24, 2011)

Exhibit Number	Description
10.4
Assignment of Mineral Property Option Agreement With J2 Mining and Wyomex LLC dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)

10.5	Employment Agreement with Andrew Brodkey dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.10
Option Agreement dated effective July 12, 2011 between Titan Iron Ore Corp. and Globex Mining Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 28, 2011)

16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Pursuant to a grace period for a company’s first XBRL submission, the Company plans to file its financial statements in XBRL format by filing an amendment to this quarterly report on Form 10-Q by September 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:
/s/ Andrew Brodkey
Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: August 22, 2011

By:
Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 22, 2011