Form 10-Q/A
period 2011-06-30
Titan Iron Ore Corp.
filed 2011-09-14
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of September 12, 2011, there were 49,737,000 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Titan Iron Ore Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Accordingly, we have checked “Yes” as to whether registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011)
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011)

Exhibit Number	Description
32	Section 1350 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011)
32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

/s/ Andrew Brodkey
Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: September 14, 2011

By:

/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 14, 2011