Form 10-Q
period 2011-09-30
Titan Iron Ore Corp.
filed 2011-11-15
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-52917

TITAN IRON ORE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3040 North Campbell Ave. #110, Tucson, Arizona   85719

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of November 14, 2011, there were 49,737,000 shares of common stock outstanding.

i

ii

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Balance Sheets as of September 30, 2011 and December 31, 2010	F-1

Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and for the period from June 5, 2007 (inception) to September 30, 2011	F-2

Statement of Stockholders’ Equity (Deficit) as of September 30, 2011	F-3

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and for the period from June 5, 2007 (inception) to September 30, 2011	F-4

Notes to the Financial Statements	F-5

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS
	September 30, 2011	December 31, 2010
	(unaudited)
Current Assets
Cash and cash equivalents	$706,720	$-
Prepaid expenses (Note 7)	35,000
Total current assets	741,720	-

Mineral properties (Note 3)	30,000	-

TOTAL ASSETS	$771,720	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$95,260	$7,491
Accrued expenses - related party (Note 7)	39,350	$10,078
Total Current Liabilities	134,610	17,569

Total Liabilities	134,610	17,569

Commitments and Contingencies (Notes 1 and 6)
Subsequent Event (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 49,737,000 (December 31, 2010 – 190,587,000) shares issued and outstanding (Note 4)	4,974	19,059
Additional paid-in capital	1,061,507	38,891
Deficit accumulated during the development stage	(429,371)	(75,519)
Total Stockholders' Equity (Deficit)	637,110	(17,569)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$771,720	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US dollars)

	Three months ended September	Three months ended September	Nine months ended September	Nine months ended September	Accumulated from June 5, 2007 (Inception) to September 30,
	30, 2011	30, 2010	30, 2011	30, 2010	2011

REVENUES	$-	$-	$-	$-	$4,855

OPERATING EXPENSES

Advertising	17,550		17,550		17,550
General and administrative (Note 7)	149,298	583	179,298	1,750	225,433
Impairment of mineral property acquisition costs (Note 3)	50,124		50,124		50,124
Investor Relations	2,899		2,899		2,899
Professional fees	29,508	726	32,763	1,608	65,835
Mineral property exploration costs (Note 9)	87,469		87,469		87,469
Travel	1,380		1,380		1,380

TOTAL OPERATING EXPENSES	338,228	1,309	371,483	3,358	450,690

LOSS FROM OPERATIONS	(338,228)	(1,309)	(371,483)	(3,358)	(445,835)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	17,631	-	17,631
Other Income (expenses)	-	-	-	-	(1,167)

NET LOSS BEFORE TAX	(338,228)	(1,309)	(353,852)	(3,358)	(429,371)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(338,228)	$(1,309)	$(353,852)	$(3,358)	$(429,371)

BASIC LOSS PER SHARE	$(0.01)	(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,737,000	190,587,000	143,197,989	190,587,000

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss for the year
ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss for the year
ended December 31, 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss for the year
ended December 31, 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(41,469)	-	(41,469)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-

Net loss for the nine months ended September 30, 2011	-	-	-	(353,852)	(353,852)

Balance, September 30, 2011	49,737,000	$4,974	$1,061,507	$(429,371)	$637,110

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from June 5, 2007 (Inception) to September 30, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(353,852)	$(3,358)	$(429,371)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	1,750	5,833
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	50,124		50,124
Gain on debt settlement	(17,631)	-	(17,631)
Changes in Assets and Liabilities
Decrease (increase) in prepaid expenses	(35,000)	-	(35,000)
Increase (decrease) in accounts payable	95,322	508	102,813
Increase in accrued expenses – related party	39,250	1,100	49,328
Net Cash Provided by (Used in) Operating Activities	(221,787)	-	(272,737)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property option	(80,124)	-	(80,124)
Net Cash Used in Investing Activities	(80,124)	-	(87,124)

Cash Flows from Financing Activities:
Common stock issued for cash	1,008,531	-	1,048,981
Advances provided by related parties	100	-	100
Common stock issued for services	-	-	17,500
Net Cash Provided by Financing Activities	1,008,631	-	1,066,581

Net Increase in Cash and Cash Equivalents	706,720	-	706,720

Cash and Cash Equivalents – Beginning	-	-	-

Cash and Cash Equivalents – Ending	$706,720	$-	$706,720

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at September 30, 2011, the Company has accumulated losses of $429,371 since inception and its operations continue to be funded primarily from sales of its stock. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2011 and the results of its operations and cash flows for the nine months ended September 30, 2011 and September 30, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to the be expected for future quarters or the full year ending December 31, 2011.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

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

Stock-based compensation
As of September 30, 2011, the Company has not issued any share-based payments to its employees.

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measurable.

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
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2011, the Company has not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2011 and December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 1,050,000 as of  September 30, 2011.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continued statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the balance sheets, results of operations or cash flows.

Fair Value Accounting
In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the balance sheets, results of operations or cash flows.

NOTE 3 – MINERAL PROPERTIES

Strong Creek and Iron Mountain Properties
Effective June 30, 2011 and in connection with the entry into an agreement (the “Acquisition Agreement”) with J2 Mining Ventures Ltd. (“J2 Mining”) dated June 13, 2011, the Company completed the acquisition of a 100% right, title and interest in and to a properties (Strong Creek and Iron Mountain) option agreement (the “Option Agreement”) from J2 Mining with respect to an iron ore mineral property located in Albany County, Wyoming and entered into an assignment of mineral property option agreement with J2 Mining and Wyomex LLC (the “Assignment Agreement”), whereby the Company was assigned the 100% right, title and interest in and the Option Agreement from J2 Mining;

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

The term of the option commenced on May 26, 2011 and can be extended initially extended until July 27, 2011 and may be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six as may be desired by the Company. As at September 30, 2011, total payments of $30,000 have been made.

The Company can exercise the option at any time during the option term by giving a written notice to the Pptionor. Upon receipt of such notice, the parties shall execute an asset purchase agreement.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

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

Subsequent to the payment to and receipt by the optionor of the foregoing $7,000,000, the production royalty shall be reduced, and the Company shall pay the optionor a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property.

Labrador Trough Property
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

In consideration for the Option and the exclusive right to acquire the Property, Titan paid to Globex the sum of $50,124 (CDN $46,104) which sum will be applied to the purchase price in the event the Option is exercised. In order to exercise the Option, subject to the parties entering into a definitive asset purchase agreement (the “APA”) Titan must complete the following and/or meet the following conditions (in Canadian dollars):

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

On October 12, 2011, the Company notified the owner of the Labrador Trough iron ore property that Company would not be exercising the option to acquire the property. The Company took an impairment of mineral property charge of $50,124 during the three months and nine months periods ended September 30, 2011

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 4 – COMMON STOCK

Effective June 15, 2011 the Company effected a 37 to 1 forward stock split of the Company’s authorized and outstanding commons stock. As a result, the 5,151,000 shares outstanding increased to 190,587,000.  All share amounts have been retroactively adjusted for all periods presented.

On June 20, 2011, the Company closed a private placement for 2,100,000 units at a price of $0.50 per units for net proceeds of $1,008,321 after share issue costs. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of $0.75 for a period of three years.

Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000.

NOTE 5 – SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance, December 31, 2010	-	-
Warrants granted with private placement	1,050,000	$0.75

Balance, September 30, 2011	1,050,000	$0.75

Details of share purchase warrants outstanding as of September 30, 2011 and December 31, 2010 are:

Number of Warrants Outstanding and Exercisable		Exercise Price
2011	2010	per Share	Expiry Date

1,050,000	-	$0.75	June 20, 2014

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

On June 30, 2011, the Company entered into consulting agreements with a management company managed by our CEO, for consulting fee of $2,500 per month to provide office space and administrative services. The Company can terminate the agreement within 15 days written notice.

On June 30, 2011, the Company entered into a consulting agreement with a firm to provide the services of the company’s Vice President, Exploration, who will provide and perform for the benefit of our company certain geological advisory services as may be requested by our company. Under the agreement, the firm receives monthly compensation at a gross rate of $6,000. The Company can terminate the consulting agreement at any time.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 30, 2011, the Company entered into a consulting agreement with a consulting firm who will provide and perform for the benefit of our company certain geological, engineering, marketing and project management services as may be requested by our company at monthly rate of $8,000. The Company can terminate the consulting agreement at any time.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2011 the Company advanced $25,000 at September 30, 2011 to a management firm managed by the Company’s CEO (2010: $0) and this advance was recorded as prepaid expenses.

During the year ended December 31, 2010 a former officer provided $10,078 in advances to the Company and this amount was owing as at December 31, 2010. This amount was assumed by previous management during the 9 month ended September 30, 2011 in connection with the acquisition of an option to purchase a mineral property.

During the nine months ended September 30, 2011 the Company incurred $30,000 (2010: $0) in management fees to a former officer and director.

During the nine months ended September 30, 2011 the Company incurred $7,500 in management fees to a management firm managed by the Company’s CEO (2010: $0) with such costs being recorded as general and administrative costs. As at September 30, 2011, the Company owed $39,211 including unreimbursed expenses to this firm (2010: $0).

During the nine months ended September 30, 2011 the Company incurred $94,511 in management fees to officers and director of the Company (2010: $0) with such costs being recorded as general and administrative costs. As at September 30, 2011, the Company owed $139 in unreimbursed expenses to an officer (2010: $0).

During the nine months ended September 30, 2011 the Company incurred $4,000 in management fees to a director (2010: $0) with such costs being recorded as general and administrative costs.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

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
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 8 – FAIR VALUE MEASUREMENT (CONTINUED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2011, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Assets:
Cash	706,720	–	–	706,720

As at September 30, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

TITAN IRON ORE CORP.
 (FORMERLY DIGITAL YEARBOOK, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in US dollars)

NOTE 9 – MINERAL PROPERTY EXPLORATION COSTS

As at September 30, 2011 the following project costs were incurred:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Strong Creek and Iron Mountain:
Technical Report	$12,879	$-
Claims	3,255	-
TOTAL	16,134	-

Labrador Trough:
Reconnaissance	71,335	-

Total Exploration Costs	$87,469	$-

NOTE 10– SUBSEQUENT EVENT

On November 1, 2011, the Company entered into a consulting agreement with a financial public relations firm for a term of 1 year. Under the agreement, the consultant receives $8,000 per month, and subject to the adoption of a stock option and stock award plan and approvals, the Company will grant the consultant 500,000 options to purchase common stock of the Company. The options will have a three year term, and exercisable at a price that is mutually agreed upon, but which in no event shall be less than the closing market price for the Company’s common shares on the effective date.

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

•	risks related to commodity price fluctuations;

•	the uncertainty of an unproven business plan and lack of revenue generation and profitability based upon our limited history;

•	substantial risks inherent in the establishment of a new business venture since our company is at a very early stage;

•	risks and uncertainties inherent in mineral exploration ventures which by their very nature face a high risk of business failure;

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

Effective June 30, 2011 and in connection with the closing of the Acquisition Agreement, as defined below under the heading “Acquisition Agreement”, Ohad David, Ruth Navon and Service Merchant Corp. (the “Vendors”), entered into an affiliate stock purchase agreement, whereby, among other things, the Vendors surrendered 142,950,000 common shares for cancellation, decreasing the number of common shares outstanding to the current number of 49,737,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Acquisition Agreement for Wyoming Iron Complex

Effective June 30, 2011 and in connection with the entry into an agreement (the “Acquisition Agreement”) with J2 Mining Ventures Ltd. (“J2 Mining”) dated June 13, 2011 and attached as Exhibit 10.1 to our Current Report on Form 8-K filed June 16, 2011, we completed the acquisition of a 100% right, title and interest in and to a properties option agreement (the “Option Agreement”) from J2 Mining with respect to iron ore mineral properties located in Albany County, Wyoming, by way of entering an assignment of mineral property option agreement with J2 Mining and Wyomex LLC (the “Assignment Agreement”), whereby our company was assigned 100% of the right, title and interest in and to the Option Agreement from J2 Mining.

The Option Agreement assigned to us from J2 Mining on September 30, 2011 was entered into on May 26, 2011 between J2 Mining and Wyomex LLC, pursuant to which Wyomex LLC, as optionor, granted to J2 Mining, as optionee, an exclusive right and option to acquire 100% undivided legal and beneficial interests in and to certain unpatented lode mining claims, fee lands, leased lands, and other interests in real property situated in Albany County, Wyoming (the “Wyoming Iron Complex”). Pursuant to the Assignment Agreement, J2 Mining agreed to assign all its rights and interests in the property and the Option Agreement, and transfer all of its obligations under the Option Agreement, to our company, and our company accepted and agreed to be bound by the terms of the Option Agreement.

The term of the option commenced on May 26, 2011 and as of September 30, 2011, has been extended until October 26,, 2011, and may be extended for a total of  six successive one-month periods, up through and including December 26, 2011,at the sole election of our company, through notice to Wyomex LLC and tender of $5,000 from our company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six as may be desired by us. Four option payments totaling $30,000 have been made to Wyomex as of September 30, 2011. Subject to the terms and conditions of a definitive agreement to be executed by both our company and Wyomex LLC and prior to the date of termination of the sixth and final extension, our company may elect to exercise the option at any time during the option term by giving Wyomex LLC written notice of such election. Upon receipt of such notice, the parties shall execute an asset purchase agreement, which assets will include the unpatented mining claims, fee lands, mineral leases, any geological reports, data, laboratory information related thereto, buildings, mining equipment located within the property, water rights, accesses and rights-of-way, and generally all rights and appurtenances which are directly connected with the mining and business activities of Wyomex LLC related to the property, all of which shall be delivered free and clear of all liens or other encumbrances.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

Proposed Work Program

The initial phase is expected to take up to three months and entail an expenditure of approximately $75,000. We anticipate that the specific work to be undertaken will include:

•	Compilation of all existing geological data into one comprehensive data base for each of the Strong Creek and Iron Mountain Deposits

•	Completion of the equivalent of a National Instrument 43-101 Technical Report for the Wyoming Complex as a whole.

•	Development of an additional work program for the properties.

The second phase is expected to take a further three to four months and entail an overall expenditure of approximately $200,000. We anticipate that the specific work to be undertaken will include confirmation drilling of existing drill targets to validate historic data (2000 feet). We may be able to incorporate confirmation drill results from this phase along with historical data in order to upgrade a NI 43-101 equivalent technical report to include inferred resource estimates of tonnages and grade of materials in the deposits.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Progress

On October 13, 2011, we announced a targeted first phase drilling program of 1700 feet at the Wyoming Iron Complex. A total of three holes drilled by Union Pacific Resources (c. 1955) and the State of Wyoming (1995) will be twinned in an effort to duplicate the results of those earlier programs. One hole will be extended to a planned depth of greater than 700 feet to expand upon the vertical potential of the ore body.  All work during this phase is planned to be done on the Strong Creek property, the larger of the two prospects within the Wyoming Iron Complex. The drilling is anticipated to be diamond core of HQ size (2½ inches in diameter). The program is planned to commence on November 14, 2011.

Option Agreement with Globex Mining

On July 19, 2011, Titan entered into an option agreement with Globex Mining Enterprises Inc. ("Globex") effective July 12, 2011 (the "Globex Agreement"), pursuant to which Globex granted the Company the right (the "Option") for a period of 90 days from July 12, 2011 to acquire an undivided 100% interest in and to 202 mining claims (the "Property") located in the Labrador trough area in the Province of Quebec, Canada.

In September 2011, we initiated a geological reconnaissance survey of a magnetic geophysical anomaly located on the Labrador Trough iron property.  This survey determined that the anomaly was not of sufficient mineral type, grade or size to merit further exploration costs.  Accordingly, we have determined to drop the option on the Labrador Trough iron property and on October 12, 2011 notified the owner of the property that we will not be exercising its option to acquire the property.

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

According to our plan of operation, we estimate our cash needs for the next 12-36 months to be as follows:

Expense	2012	2013	2014
Wyoming
Property Purchase	$210,000	$125,000	$125,000
Exploration	175,000	1,600,000	300,000
Feasibility/Engineering	0	300,000	7,300,000
Permitting	0	25,000	700,000
Project G & A	25,000	200,000	100,000
Total Wyoming	$410,000	$2,250,000	$8,525,000

Corporate Over Heads	820,000	1,100,000	1,125,000
Acquisition/ Exploration	300,000	1,500,000	600,000
Total Corporate Budget	$1,530,000	$4,850,000	$10,250,000

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Results of Operations

From Inception on June 5, 2007 through September 30, 2011

Our cash and cash equivalents at September 30, 2011 was $706,720. For the period from inception (June 5, 2007) to September 30, 2011 we had $4,885 in operating revenues and incurred net loss of $429,371 consisting primarily of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports and costs related to our mineral properties.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the three months ended September 30, 2011, our net loss was $338,228. Since our inception to September 30, 2011, our accumulated deficit was $429,371.

For the three and nine months ended September 30, 2011 compared to 2010

Our net loss and comprehensive loss for our interim period ended September 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$-	$-	$-	$-
Total Operating Expenses	338,228	1,309	371,483	3,358
Loss From Operations	(338,228)	(1,309)	(371,483)	(3,358)
Net Loss	(338,228)	(1,309)	(353,852)	(3,358)

Three Months Ended September 30, 2011 and 2010

Expenses for the three months ended September 30, 2011 increased by $336,619 due to enhanced corporate activity as we are now focused on the exploration of mineral properties. The expenses for the three month period ended September 30, 2011 primarily consists of general and administrative expenses of $149,298, project costs of $87,469 and an impairment of mineral property cost of $50,124 as we dropped our option to acquire the Labrador Trough property.

Nine months Ended September 30, 2011 and 2010

Expenses for the nine months ended September 30, 2011 increased by $368,125 due to enhanced corporate activity as we are now focused on the exploration of mineral properties. The expenses for the nine month period ended September 30, 2011 primarily consists of general  and administrative expenses of $179,298, project costs of $87,469 and an impairment of mineral property cost of $50,124 as we dropped our option to acquire the Labrador Trough property.

Liquidity and Capital Resources

Working Capital

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Current Assets	$741,720	$--
Current Liabilities	134,610	17,569
Working Capital(Deficiency)	$607,110	$(17,569)

As of September 30, 2011, we had $741,720 in cash, as compared to nil in December 31, 2010, with the increase due to a private placement for gross proceeds of $1,050,000 closing on June 20, 2011. Working capital increased from a deficit of $17,569 as at December 31, 2010 to a surplus of $607,110 as at September 30, 2011 due to the closing of the private placement on June 20, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Cash Flows

	Nine months Ended		Nine months Ended
	September 30		September 30
	2011		2010
Cash Flows used in Operating Activities	$(221,787)	$	nil
Cash Flows used in Investing Activities	(80,124)		nil
Cash Flows from Financing Activities	1,008,631		nil
Net Increase in Cash and Cash Equivalents	$706,720	$	nil

Cash Flows from Operating Activities

Cash used in operating activities increased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 due to enhanced corporate activity as we are now focused on the exploration of mineral properties.

Cash Flows used in Investing Activities

Cash used in investing activities increased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to payments on mineral property options.

Cash Flows from Financing Activities

Cash provided by financing activities increased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 due to a closing of a private placement for gross proceeds of $1,050,000.

Going Concern

At September 30, 2011, we had an accumulated deficit of $429,371 since our inception and incurred a net loss of $353,852 for the nine month period ended September 30, 2011.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2010.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2011, we had working capital $607,110. We incurred a net loss of $353,852 for the nine months ended September 30, 2011 and $429,371 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

ITEM 1A.  RISK FACTORS. (CONTINUED)

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We expect to raise additional capital during 2011-2012 and on June 20, 2011 closed a private placement financing for the gross amount of $1,050,000, but we do not have any firm commitments for funding beyond this recent placement. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

ITEM 1A.  RISK FACTORS. (CONTINUED)

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

None.

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

ITEM 6.  EXHIBITS (CONTINUED)

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
10.4
Assignment of Mineral Property Option Agreement With J2 Mining and Wyomex LLC dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)

10.5	Employment Agreement with Andrew Brodkey dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.10
Option Agreement dated effective July 12, 2011 between Titan Iron Ore Corp. and Globex Mining Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 28, 2011)

10.11
Retainer Agreement dated effective November 1, 2011 between Titan Iron Ore Corp. and Wolfe Axelrod Weinberger Associates LLC. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 7, 2011)

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
Date: November 14 , 2011

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14 , 2011