Form 10-K
period 2011-12-31
Titan Iron Ore Corp.
filed 2012-04-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52917

TITAN IRON ORE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3040 North Campbell Ave. #110, Tucson, Arizona 85719

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code	(520) 989-0020

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of  the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒ No ☐

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,006,850, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2011 of $0.05 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 10, 2012, there were 51,071,000, shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1. BUSINESS

Cautionary Statement Concerning Forward-Looking Information

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

•
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

ITEM 1. BUSINESS - continued

•
risks related to the engagement of our company’s directors and officers and key consultants in other business activities whereby they may not have sufficient time to attend to our company’s business affairs;

•	risks related to failure to obtain adequate financing and additional capital on a timely basis and on acceptable terms for our planned exploration and development;

•	risks related to environmental regulation and liability, and the ability to secure necessary governmental permits, consents and approvals;

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political, community, regulatory and permitting risks associated with mining exploration, development and production ; and

•	the risks in the section entitled “Risk Factors”.

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

Effective June 30, 2011 and in connection with the closing of the Acquisition Agreement, as defined below under the heading “Acquisition Agreement”, Ohad David, Ruth Navon and Service Merchant Corp. (the “Vendors”), entered into an affiliate stock purchase agreement, whereby, among other things, the Vendors surrendered 142,950,000 common shares for cancellation.

ITEM 1. BUSINESS - continued

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

The term of the option commenced on May 26, 2011 and was extended for a total of six successive one-month periods, up through and including December 26, 2011, by providing notice to Wyomex LLC and payment of $5,000 for each of the first three additional months and $15,000 for the last three additional months (for a total payment of $60,000). Our company elected to exercise the option on December 21, 2011 by giving Wyomex LLC written notice of such election.

On April 10, 2012, we entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Wyomex LLC whereby the Company purchased the Wyoming Iron Complex mineral project located in Albany County, Wyoming.

The purchase price for the Wyoming Iron Complex is $7,000,000 payable as follows:

•	Acknowledgement by Wyomex and credit to us of the sum of US$60,000, previously received by Wyomex for expenses and option payments related to the Wyoming Iron Complex.

•	Immediate payment by us to Wyomex of US$85,000.

•
A promissory note (the “Note”) in the principal amount of US$6,855,000 executed by us and delivered to Wyomex. The Note shall be interest-free. All Advance Production Payments and Production Payments (defined below) paid to Wyomex will be credited against any outstanding balance of or amounts due under the Note. The Note is secured by a purchase money mortgage (the “Mortgage”).

•
Commencing six months from the date of closing and every six months thereafter, we will pay Wyomex, as an advance production payment, the initial amount of $62,500 (the “Advance Production Payment”), as adjusted for inflation, until Commencement of Commercial Production from the Property, which is defined as the first quarter of production in which 4.5 percent of the metal values or gross proceeds from the sales of mineral materials derived from the Wyoming Iron Complex exceeds the amount of the Advance Production Payment.

•
We assumed all liabilities of Wyomex to make all lease or other payments required following the closing under the mineral lease agreement between Wyomex and Chugwater Iron Company (the “Mineral Lease Agreement”) relating to certain leased real property (the “Leased Real Property”), including payment of real property taxes and payment of the sum of $1,000 per month to be paid as an advance production payment under the Mineral Lease Agreement.

ITEM 1. BUSINESS - continued

At the Commencement of Commercial Production, the Advance Production Payment is converted to a 4.5% gross metal value payment (“GMP”) on iron ore, concentrates, and/or other mineral materials produced and sold from the Wyoming Iron Complex by usto unrelated third parties (the “Production Payment”), provided, that for the Leased Real Property, the GMP payable to Wyomex is reduced by 50% such that Wyomex receives a 2.25% GMP on production from such lands, and the owner of the Leased Real Property shall receive the balance or a 2.25% GMP. Except for events of force majeure (including non-operation of the facilities after startup) in no event shall the total Production Payment paid by us to Wyomex and the owner of the Leased Real Property be less than US$150,000 in any given calendar year. All Advance Production Payments and Production Payments, as they relate to Leased Real Property, shall be reduced to Wyomex by the amounts of such payments that must be transmitted to the lessor of the Leased Real Property in accordance with the terms and obligations of the Mineral Lease for the Leased Real Property.

Subsequent to the payment by us of the full amount of $7 million, the Purchase Price is deemed to be satisfied, and the Production Payment is reduced such that we pay to Wyomex, and the owner of the Leased Real Property, a total GMP royalty of 1.5% for all iron product and/or other mineral materials produced and sold from the Wyoming Iron Complex during the previous month.  The Production Payments due to Wyomex and the owner of Leased Real Property shall be similarly reduced, as provided above, such that Wyomex receives a 0.75% GMP on such assets, and the owner of Leased Real Property shall receive a 0.75% GMP.

The Wyoming Iron Complex consist of certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management are as follows:

Our Current Business

With the entry into the Asset Purchase Agreement with respect to the Wyoming Iron Complex, we abandoned our efforts as an interactive software developer, and we are focusing our efforts in the mineral exploration business. Our business plan is to proceed with the exploration of the Wyoming Iron Complex consisting of mineral leases on 320 acres and 23 unpatented mining claims aggregating approximately 463 acres located in the county of Albany, Wyoming, USA.

Proposed Initial Work Program

The initial two phases lasted six to seven months and entailed expenditures of approximately $258,000.

The initial phase lasted three months and included:

•	Compilation of all existing geological data into one comprehensive data base for each of the Strong Creek and Iron Mountain Deposits; and

•	Development of an additional work program for the properties.

The second phase took  a further three to four months. The specific work undertaken included confirmation drilling of existing drill targets to validate historic data (2000 feet).

The third phase will be contingent on the results of the phases 1 and 2 and would likely involve expansion and infill drilling to expand the resource on the Strong Creek deposit to upgrade and enhance the quality of the resource data base, bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn Process, bench scale tests on the Strong Creek ores to validate the Hazen /USBM results, and the initiation of a prefeasibility study based on historic and current data. This work program is expected to take up to one year  and entail an aggregate expenditure of up to $8 million .

Once we complete each phase of exploration, we will make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

ITEM 1. BUSINESS - continued

Our plan of operation is to carry out exploration work on our Wyoming Complex in order to ascertain whether it possesses commercially exploitable quantities of iron ore, titanium and other metals. We intend to primarily explore for iron ore and titanium but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Progress

On October 13, 2011, we announced a targeted first phase drilling program of 1700 feet at the Wyoming Iron Complex. A total of three holes drilled by Union Pacific Resources (c. 1955) and the State of Wyoming (1995) were  twinned for a total of 2000 feet in an effort to duplicate the results of those earlier programs. One hole was  extended to a  depth of  700 feet to expand upon the vertical potential of the ore body.  All work during this phase was  done on the Strong Creek property, the larger of the two prospects within the Wyoming Iron Complex. The drilling was  diamond core of HQ size (2½ inches in diameter). Results of this initial drilling campaign were announced via press releases dated February 8, 2012, February 22, 2012 and March 14, 2012. We announced that each of the holes demonstrated potential ore-grade material over virtually the entire length of each hole with grades as high as 22.8% Fe and 8.6%b Ti.

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

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees and Key Consultants

Our company has one full time employee and 5 part time consultants.

ITEM 1. BUSINESS - continued

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional mineral claims or selling all of the products that we produce. If we cannot acquire properties to explore for mineral resources, or successfully sell our mineral products, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we may also  compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets for the sale of mineral products do not always exist for all mineral commodities Therefore, we may not  be able to sell all of the  mineral products that we identify and produce.

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

Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than us. As a result of this competition, we may have to compete for financing and may be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies for the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Wyoming Iron Complex without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Wyoming Iron Complex. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays due to weather or other factors experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We have only commenced the initial stage of exploration of our mineral property, and have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of iron ore or other valuable minerals on our Wyoming Iron Complex. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of iron ore or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

ITEM 1A. RISK FACTORS - continued

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

Access to the mineral property may be restricted during the period between October and April of each year because the period between these months can typically feature heavy snow cover, extreme cold and high winds which makes it difficult if not impossible to carry out exploration and other activities at the Wyoming Iron Complex.  We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

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

ITEM 1A. RISK FACTORS - continued

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2011, we had working capital deficit of $120,962. We incurred a net loss of $954,677 for the year ended December 31, 2011, and $1,030,196 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 12, 2012, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that our company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

We expect to raise additional capital during 2012 and have, as of January 11, 2012, closed a private placement financing in the gross amount of $1,050,000, but we do not have any firm commitments for funding beyond this recent placement. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Office

As of the date of this report, our executive offices consist of 800 square feet are located at 3040 North Campbell Ave, Suite 110 Tucson, Arizona 85719. The office lease costs $2,100 per month, which, along with utilities and related expenses, is allocated proportionally among our company and several other junior mining companies which are administered by Kriyah Consultants LLC out of the same location. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Our registered agent is located at Eastbiz.com, Inc., 5348 Vegas Drive, Las Vegas, NV  89108.

Mineral Properties

Pursuant to the Asset Purchase Agreement, we have acquired a 100% interest in the Wyoming Iron Complex properties. The mineral concessions and rights that form the Wyoming Iron Complex property consist of 23 unpatented US mining claims (Strong Creek Claims) located under the Mining Law of 1872, comprising approximately 463 acres, and 2 mineral leases (Iron Mountain Leases) totalling approximately 320 acres with Chugwater Mining Company. The claims were originally staked by John Simons, an individual, then conveyed to Wyomex Resources Inc, and then assigned to Wyomex LLC, a duly incorporated limited liability company under the laws of Wyoming., and  are registered with the Office of the Registrar Albany County, Wyoming and with the US Bureau of Land Management located in Cheyenne Wyoming and registered in the name of Wyomex LLC in accordance with the requirements of the Mining Law of 1872.  Costs of maintaining the claims in 2010 were $140 per claim payable annually by August 31st. Wyomex LLC is also the lessee under the two aforementioned mineral leases.

The unpatented lode mining claims are situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management are as follows:

		County Records		BLM Serial #
Claim Name	Location Date	Book	Page	W MC & Location

VAN NO. 1	10/12/1976	256	946	127756 SW¼ Sec. 24
VAN NO. 2	10/12/1976	256	947	127757 SW¼ Sec. 24
VAN NO. 3	10/12/1976	256	948	127758 SW¼ Sec. 24
VAN NO. 4	10/12/1976	256	949	127759 SW¼ Sec. 24
VAN NO. 5	10/12/1976	256	950	127760 SW¼ Sec. 24
VAN NO. 6	10/12/1976	256	951	127761 SW¼ Sec. 24
VAN NO. 7	10/12/1976	256	952	127762 SW¼ Sec. 24
VAN NO. 8	10/12/1976	256	953	127763 SW¼ Sec. 24
VAN NO. 9	10/12/1976	256	954	127764 SW¼ Sec. 24
VAN NO. 10	10/12/1976	256	955	127765 SW¼ Sec. 24
VAN NO. 11	10/12/1976	256	956	127766 SW¼ Sec. 24
VAN NO. 12	10/12/1976	256	957	127767 SE¼ Sec. 24

TI NO. 15	10/12/1976	256	993	127744 NW¼ Sec 14
TI NO. 16	10/12/1976	256	993	127745 NE¼ Sec. 14

ITEM 2. PROPERTIES - continued

Document Number

VAN 13	7/17/2005	2005-6333	268116 SE¼ Sec. 24
VAN 14	7/17/2005	2005-6334	268117 SE¼ Sec. 24
VAN 15	7/17/2005	2005-6335	268118 E½ Sec. 24
VAN 16	7/17/2005	2005-6336	268119 E½ Sec. 24
VAN 17	7/17/2005	2005-6337	268120 NW¼ Sec 24
VAN 18	7/17/2005	2005-6338	268121 NW¼ Sec 24
VAN 19	7/17/2005	2005-6339	268122 NW¼ Sec 24
VAN 20	7/17/2005	2005-6340	268123 SW¼ Sec. 24
VAN 21	7/17/2005	2005-6341	268124 NW¼ Sec 24
VAN 22	7/17/2005	2005-6342	268125 NE¼ Sec. 24
VAN 23	7/17/2005	2005-6343	268126 NE¼ Sec. 24
VAN 24	7/17/2005	2005-6344	268127 NE¼ Sec. 24

Note:  The VAN Nos. 1-12 are included within Mineral Survey No. 605.

Technical Reports

All reports completed prior to January 2002 are considered to be “historic in nature” and are not compliant with National Instrument 43-101 or SEC Guide 7, and therefore can not be relied upon.  In August 2005, a due diligence program was undertaken by Radar Acquisitions Corp. in which 10 rotary air blast drill holes were completed on a selected area of the Strong Creek portion of the property that exhibited higher grade titanium grades.  A technical report compliant with National Instrument 43-101 was produced for this area but its content is not considered to be applicable to our  planned work program.

Description of Property, Location, Means and Access

The Wyoming Iron Complex is located approximately 30 miles north-northeast of the city Laramie in southeastern Wyoming, (See Figure 1 below). The Strong Creek Claims are located in the central portion of the Laramie Anorthosite Complex (LAC), approximately a one hour drive north from Laramie, along Hwy 287 to 34 and then secondary roads from the Greaser Ranch.  The Iron Mountain Leases are located approximately 6 miles to the east of Strong Creek and are accessible by secondary roads.  The Wyoming Iron Complex also lies 9  miles to the east of the main rail line of the Union Pacific. Power and water are available at the property.

The closest major town to the Wyoming Iron Complex is Laramie, Wyoming, a city of approximately 25,000 people. It has an elevation of 7,200 feet, resulting in a varied, but semi-arid climate. Laramie is located along the I-80 corridor and is on the main rail line of the Union Pacific. Laramie is a full-service city which hosts all amenities, and is the home of the University of Wyoming.

ITEM 2. PROPERTIES - continued

Figure 1 Wyoming Iron Complex

Climate, Local Resources, Infrastructure and Physiography

Albany County, population 27,204 (US Census Bureau, 2003), is located in the high plains region of south-eastern Wyoming. Most of the county is located in a cool and arid basin (<12 inches of precipitation annually) containing the Laramie River watershed, a major tributary to the North Platte River system. The county is flanked on the west by the Medicine Bow Mountains and on the east by the Laramie Range.

Due to its elevation, Wyoming has a relatively cool climate. Above the 6,000 foot level, the temperature rarely exceeds 100 F. Summer nights are usually cool, though daytime readings may be quite high. Away from the mountains, low July temperatures range from 50 to 60 F. A typical winter would see freezing temperatures from December through March with most accumulation of snow occurring in March.

History of Exploration

Since the earliest geological investigations of the area by Stansbury in 1851, and Hayden in 1871, Fe-Ti oxide deposits have been known in Albany County. There have been numerous economic evaluations of these deposits by Ball, 1907; Singewald, 1913; Frey, 1946 and Hild, 1953.

From the completion of the railway until 1975 the property was owned by Union Pacific Resources (“UPR”) a wholly owned subsidiary of Union Pacific. From the mid 1950’s through 1972 the properties were drilled and evaluated which produced a resource estimate (non-compliant with SEC Guide 7 or Canadian NI 43-101) for contained iron, titanium dioxide and vanadium.

ITEM 2. PROPERTIES - continued

UPR conducted a comprehensive drilling program on both of the properties  and which included bulk sampling and a 30,000 ton pilot plant test based on the Krupp Renn pyrometallurgical recovery process.  This was part of a  study produced in 1968 later revisited in 1972 for Fe and Ti recovery which concluded that Iron recovery can be achieved using the Iron Mountain ores and that the Strong Creek Concentrates may be more amenable to the Krupp Renn  process.  The iron material produced from this test is referred to as Luppen – a 98.5% (an) iron product, considered to be a superior feed stock for electric arc furnaces as it contains none of the contaminants found in scrap or Pig Iron.  This test also confirmed that a portion of the Vanadium could be recovered as Vanadium Pentoxide.

In 1995, the State of Wyoming drilled 27 large bore rotary drill holes on the Strong Creek Property to obtain a bulk sample for testing by the laboratories US Bureau of Mines of Salt Lake City,  Utah and by Hazen Research Inc. of Golden, Colorado.  These tests demonstrated that the ore can be concentrated using a coarsely ground product (-20 + 40 mesh), followed by spiral concentration, magnetic separation, and electrostatic concentration to produce two distinct concentrates of Titanium Dioxide  and Magnetite – Vanadium.

To date, our activities have been limited to organizational matters, obtaining a geology report on the Strong Creek claims and planning our initial, 2000 foot, 3-hole exploration program on the Strong Creek claims.

Geological Setting and Mineralization

The Laramie Anorthosite Complex (LAC), hosting the Strong Creek Fe-Ti deposits, is a 1.4 Billion year old intrusion that was emplaced into the Cheyenne suture between the Archean Wyoming Province and Early Proterozoic island-arc assemblages of the south-western United States. The LAC is comprised of older, layered anorthositic and gabbroic rocks and younger syenitic to monzonitic rocks.

The oxide-bearing gabbro-noritic and anothorositic rocks at Strong Creek host layered, late stage cumulate horizons of disseminated oxide mineralization. These rocks are unaltered and only show weak alteration along late fractures. A north-south, doubly plunging antiform produces local geology that has a core complex of anorthosite grading into progressively more differentiated leuco-gabbro-norite and syenite outer rims.

The economic model proposed for the Wyoming Iron Complex is an example of a Magmatic TiFe-V Oxide Deposit, which is described in “Magmatic Ti-Fe±V Oxide Deposits, in Geological Fieldwork 1997, British Columbia Ministry of Employment and Investment” by Gross, G.A., Gower, C.F., and Lefebure, D. V., as follows:

Geologic Setting: Deposits occur in intrusive complexes which typically are emplaced at deeper levels in the crust. Progressive differentiation of liquids residual from anorthosite-nodte magmas leads to late stage intrusions enriched in Fe and Ti oxides and apatite. Some of the iron-titanium deposits occur at continental margins related to island arc magmatism, followed by an episode of orogenic compression.

Age of Mineralization: Mainly Mid proterozoic (1.65 to 0.90 Bn Years old) for the ilmenite deposits, but this may be a consequence of a particular combination of tectonic circumstances, rather than any a prior temporal control. The Fe-Ti deposits with titaniferous magnetite do not appear to be restricted in time.

Host/Associated Rocks: Hosted by massive, layered or zoned intrusive complexes - anorthosite, norite, gabbro, diorite, diabase, quartz monzonite and hornblende pyroxenite. The anorthosites are commonly emplaced in granitoid gneiss, granulite, schist, amphibolite and quartzite. Some deposits associated with lower grade rocks.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's recently adopted Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the our quarries is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) and the newly adopted Item 104 of Regulation S-K regarding certain mining safety and health matters is presented in Exhibit 95 to this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. under the symbol “TFER”.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Year	Calendar Quarter	High ($)	Low ($)
2011	First Quarter	Nil	Nil
	Second Quarter	Nil	Nil
	Third Quarter(1)	1.01	0.25
	Fourth Quarter	1.10	0.40
2012	First Quarter	1.74	0.98

(1)   The first trade of the shares of our common stock on the OTC Bulletin Board was July 12, 2011.

Transfer Agent

Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Holders of Our Common Stock

As of April 10, 2012, there were approximately 48 stockholders of record holding 51,071,000 shares of our common stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved the stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 9,947,400 shares of our common stock are available for issuance under the stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,950,000	$0.84	5,997,400
Total	3,950,000	$0.84	5,997,400

Recent Sales of Unregistered Securities

On January 11, 2012, we accepted two subscription agreements and issued an aggregate of 1,334,000 units of our company to two investors at a price of $0.75 per unit for gross proceeds of $1,000,500.  Each unit is comprised of one share of our common stock and one half of one share purchase warrant.  One whole share purchase warrant is exercisable into one share of our common stock at an exercise price of $1.00 per share until January 11, 2015.

We issued the securities to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 20, 2011 we entered into subscription agreements with two investors and issued 2,100,000 units of our securities at a purchase price of US $0.50 per unit for gross proceeds of US $1,050,000.  Each unit consists of one share of our common stock and one-half of one share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of US $0.75 per share for a period of three years.

We issued the units to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements for the year ended December 31, 2011 and related notes thereto included in such filings. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this report titled “Cautionary Statement Concerning Forward-Looking Information” and “Risk Factors”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview

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

According to our plan of operation, we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Mineral exploration expenses for Wyoming Complex	$8,000,000
Amounts payable under acquisition agreement for Wyoming Iron Complex	210,000
Professional Fees	130,000
General Administrative Expenses	650,000
Investor Relations	120,000
Travel	30,000
Total	$9,140,000

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

We are considered an exploration stage company as we are involved in the examination and investigation of the mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one

Results of Operations

We were incorporated in the State of Nevada on June 5, 2007. Our plan after our inception on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.

On June 13, 2011, we entered into a mineral property option acquisition agreement (“Acquisition Agreement”) with J2 Mining Ventures Ltd. pursuant to which J2 Mining agreed to transfer, sell and assign all (100%) of its right, title and interest in and to a iron ore mineral property option agreement (the “Option Agreement”) regarding property located in Albany County, Wyoming.

On June 30, 2011, we closed the Acquisition Agreement and entered into an assignment agreement (the “Assignment Agreement”) with J2 Mining and the owner of the property, Wyomex LLC, transferring J2 Mining’s interest in the Option Agreement to our company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

From Inception on June 5, 2007, through December 31, 2011

Our cash in the bank at December 31, 2011 was $118,066. For the period from inception (June 5, 2007) to December 31, 2011 we had no operating revenues and incurred net operating losses of $1,046,660 consisting of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the year ended December 31, 2011, our net loss was $954,677.

Our net loss and comprehensive loss for our fiscal year ended December 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Year ended December	Year ended December
	30, 2011	30, 2010

REVENUES	$-	$-

Advertising	22,732
General and administrative	345,928	2,333
Impairment of mineral property acquisition costs	50,124
Investor Relations	22,046
Professional fees	93,056	5,985
Mineral property exploration costs	329,107
Stock based compensation	107,772	-
Travel	1,543

TOTAL OPERATING EXPENSES	972,308	8,313

Total operating expenses were $972,308 for the year ended December 31, 2011 compared to $8,313 for the year ended December 31, 2010. All expenses increased due to the Company beginning operations in earnest in the year 2011.

Liquidity and Capital Resources

Working Capital
	December 31, 2011 (audited)	December 31, 2010 (audited)
Current Assets	$143,066	$--
Current Liabilities	$22,104	$17,569
Working Capital Deficiency	$120,962	$(17,569)

Current assets as at December 31, 2011 were $143,066 comprised of cash of $118,066 and prepaid expenses of $25,000. Current assets as at December 31, 2010 were $nil. Cash increased over the prior year due to raising of funds through private placements. Pre paid expenses increased over the prior year due to advances provided to service providers. Current liabilities as at December 31, 2011 were $22,104 comprised of $21,457 of accounts payable and $647 of accrued expenses – related party. Current liabilities as at December 31, 2010 were $17,569 comprised of $7,491 of accounts payable and $10,078 of accrued expenses – related party. Accounts payable increased over the prior year due to start up of exploration activity. Accrued expenses – related party decreased from the prior year due to settlement of debts with related parties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flows

	December 31, 2011 (audited)	December 31, 2010 (audited)
Net Cash Provided by (Used in) Operating Activities	$(817,246)	$--
Net Cash Used in Investing Activities	$(110,124)	$--
Net Cash Provided by Financing Activities	$1,045,436	$--
Net Increase in Cash and Cash Equivalents	$118,066	$--

Operating Activities

Net cash used in operating activities was $817,246 for our 12-month period ended December 31, 2011 compared with nil cash used in operating activities in the same period in 2010.  The reason for the change is the start up of operations and exploration activity in 2011.

Investing Activities

Net cash used in investing activities was $110,124 for our 12-month period ended December 31, 2011 compared with nil net cash used in investing activities in the same period in 2010. The reason for the change is payments for options on mineral properties

Financing Activities

Net cash from financing activities was $1,045,436 for our 12-month period ended December 31, 2011 compared with nil net cash in the same period in 2010. The reason for the change is the raising of funds through private placements in 2011.

Going Concern

At December 30, 2011, we had an accumulated deficit of $1,030,196 since our inception and incurred a net loss of $954,677 for the year ended December 30, 2011.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011.

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

Application of Critical Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method in determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized.  The Company assesses the carrying costs for impairment,whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Asset Retirement Obligations

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2011, the Company has not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2011 and December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 5,000,000 as of  December 31, 2011.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent Accounting Pronouncements

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

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and December 31, 2010	F-2

Statements of Operations for the year ended December 31, 2011 and 2010, and for the period from June 5, 2007 (inception) to December 31, 2011	F-3

Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2011 and 2010, and for the period from June 5, 2007 (inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2011 and 2010, and for the period from June 5, 2007 (inception) to December 31, 2011	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan Iron Ore Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Iron Ore Corp. (An Exploration Stage Company) (formerly Digital Yearbook Inc.) as of December 31, 2011 and 2010 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and for the period from June 5, 2007 (date of inception) through to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Iron Ore Corp. (An Exploration Stage Company) (formerly Digital Yearbook Inc.) as of December 31, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 12, 2012

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2011	December 31, 2010

Current Assets
Cash	$118,066	$-
Prepaid expenses (Note 8)	25,000
Total current assets	143,066	-

Mineral property options (Note 3)	60,000	-

TOTAL ASSETS	$203,066	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$21,457	$7,491
Accrued expenses - related party (Note 8)	647	10,078
Total Current Liabilities	22,104	17,569

Total Liabilities	22,104	17,569

Commitments and Contingencies (Notes 1 and 7)
Subsequent Events (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 49,737,000 (December 31, 2010 – 190,587,000) shares issued and outstanding (Note 4)	4,974	19,059
Additional paid-in capital	1,206,184	38,891
Deficit accumulated during the exploration stage	(1,030,196)	(75,519)
Total Stockholders' Equity (Deficit)	180,962	(17,569)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$203,066	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year ended December 30,	Year ended December 30,	Accumulated from June 5, 2007 (Inception) to December 31,
	2011	2010	2011

REVENUES	$-	$-	$4,855

OPERATING EXPENSES

Advertising	22,732		22,732
General and administrative (Note 8)	345,928	2,333	392,063
Impairment of mineral property acquisition costs (Note 3)	50,124		50,124
Investor relations	22,046		22,046
Professional fees	93,056	5,985	126,128
Mineral property exploration costs (Note 10)	329,107		329,107
Stock-based compensation (Note 6)	107,772	-	107,772
Travel	1,543		1,543

TOTAL OPERATING EXPENSES	972,308	8,318	1,051,515

LOSS FROM OPERATIONS	(972,308	(8,318	(1,046,660

OTHER INCOME (EXPENSES)
Gain on debt settlement	17,631	-	17,631
Other income (expenses)	-	(1,167	(1,167

NET LOSS	$(954,677	$(9,485	$(1,030,196

BASIC LOSS PER SHARE	(0.01	$(0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	121,990,562	190,587,000

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2011
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(4,564)	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-

Stock-based compensation	-	-	107,772	-	107,772

Net loss 2011	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	$(1,030,196)	$180,962

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year ended December 31, 2011	Year ended December 31, 2010	Period from June 5, 2007 (Inception) to December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(954,677)	$(9,485)	$(1,030,196)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	2,333	5,833
Stock-based compensation	107,772	-	107,772
Loss on disposal of assets	-	1,167	1,167
Impairment of mineral property	50,124	-	50,124
Shares issued for services	-	-	17,500
Gain on debt settlement	(17,631)	-	(17,631)
Changes in Assets and Liabilities
Decrease (increase) in prepaid expenses	(25,000)	-	(25,000)
Increase (decrease) in accounts payable	21,519	785	29,010
Increase in accrued expenses – related party	647	5,200	10,725
Net Cash Provided by (Used in) Operating Activities	(817,246)	-	(850,696)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(110,124)	-	(110,124)
Net Cash Used in Investing Activities	(110,124)	-	(117,124)

Cash Flows from Financing Activities:
Common stock issued for cash	1,045,436	-	1,085,886
Net Cash Provided by Financing Activities	1,045,436	-	1,085,886

Net Increase in Cash and Cash Equivalents	118,066	-	118,066

Cash and Cash Equivalents – Beginning	-	-	-

Cash and Cash Equivalents – Ending	$118,066	$-	$118,066

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

1.  NATURE OF BUSINESS

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. At its inception, the Company was engaged in developing and offering software products for the creation of interactive digital yearbook software for high schools.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effective becoming an exploration stage company. The Company’s principal business includes the acquisition, and exploration of mineral properties.
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at December 31, 2011, the Company has accumulated losses of $1,030,196 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31, 2011.

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

Stock-based compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method in determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Mineral Property Costs
The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized.  The Company assesses the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2011, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2011 and December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 5,000,000 as of December 31, 2011.

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

Recent Accounting Pronouncements

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

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

3.  MINERAL PROPERTY OPTIONS

Strong Creek and Iron Mountain Properties
Effective June 30, 2011 and in connection with the entry into an agreement (the “Acquisition Agreement”) with J2 Mining Ventures Ltd. (“J2 Mining”) dated June 13, 2011, the Company completed the acquisition of a 100% right, title and interest in and to a properties (Strong Creek and Iron Mountain) option agreement (the “Option Agreement”) from J2 Mining with respect to an iron ore mineral property located in Albany County, Wyoming by entering into an assignment of mineral property option agreement with J2 Mining and Wyomex LLC (the “Assignment Agreement”), whereby the Company was assigned the 100% right, title and interest in and the Option Agreement from J2 Mining.

The Option Agreement assigned to the Company from J2 Mining on June 30, 2011, was originally entered into on May 26, 2011 between J2 Mining and Wyomex LLC, pursuant to which Wyomex LLC (“Optionor”), granted to J2 Mining, as optionee, an exclusive right and option to acquire 100% undivided legal and beneficial interests in and to certain unpatented lode mining claims, fee lands, leased lands, and other interests in real property situated in Albany County, Wyoming (the “Wyoming Iron Complex”). Pursuant to the Assignment Agreement, J2 Mining agreed to assign all its rights and interests in the property and the Option Agreement, and transfer all of its obligations under the Option Agreement, to the Company.

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at December 31, 2011, total payments of $60,000 had been made.

Prior to December 31, 2010, the Company provided written notice to the Optionor of its intent to exercise its option. Subsequent to the balance sheet date, on April 10, 2012, the Company executed an asset purchase agreement (see Note 12) to exercise its option for consideration of $7,000,000, consisting of the following:

a)	A cash payment at closing of $85,000 as an initial payment (paid);
b)	$60,000 of consideration previously paid and received by the Optionor (see above);
c)
A $6,855,000 promissory note (issued), non-interest bearing, secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to the Optionor be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by the Optionor upon an event of default as defined in the agreement.

Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay the optionor a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property.

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

On October 12, 2011, the Company notified the owner of the Labrador Trough iron ore property that the Company would not be exercising the option to acquire the property. The Company recorded an impairment of mineral property charge of $50,124 during the year ended December 31, 2011.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

4.  COMMON STOCK

Effective June 15, 2011 the Company effected a 37 to 1 forward stock split of the Company’s authorized and outstanding commons stock. As a result, the 5,151,000 shares outstanding increased to 190,587,000.  All share amounts have been retroactively adjusted for all periods presented.

On June 20, 2011, the Company closed a private placement for 2,100,000 units at a price of $0.50 per units for net proceeds of $1,045,436 after share issue costs. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of $0.75 for a period of three years.

Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance, December 31, 2010 and 2009	-	-
Warrants granted with private placement	1,050,000	$0.75

Balance, December 31, 2011	1,050,000	$0.75

Details of share purchase warrants outstanding as of December 31, 2011 are:

Number of Warrants Outstanding and Exercisable		Exercise Price
2011	per Share	Expiry Date

1,050,000	$0.75	June 20, 2014

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

6. STOCK BASED COMPENSATION

On November 22, 2011, the Board of Directors approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 9,947,400 common shares of the Company.

During the year ended December 31, 2011, the Company granted 3,450,000 and 500,000 stock options at an exercise price of $0.84 per share for 10 years and 3 years respectively.  During the year ended December 31, 2011, the Company recorded stock-based compensation of $107,772.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2011 was $0.80.

The weighted average assumptions used for each of the years ended December 31, are as follows:

2011
Expected dividend yield	0%
Risk-free interest rate	1.64%
Expected volatility	115%
Expected option life (in years)	8.41

The following table summarizes the options outstanding as at December 31, 2011:

	Option Price	Number of shares
Expiry Date	Per Share	2011	2010
December 21, 2021	0.84	3,450,000	-
December 21, 2014	0.84	500,000	-

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
			$		$

Outstanding, December 31, 2010 and 2009	-	-

Granted	3,950,000	0.84

Outstanding, December 31, 2011	3,950,000	0.84		9.08		869,000

Exercisable, December 31, 2011	-	-		-		-

As at December 31, 2011, there was $6,058,492 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.47 years.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

7.  COMMITMENTS AND CONTINGENCIES

On June 30, 2011, the Company entered into an employment agreement with an officer to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Under the agreement, the officer receives monthly remuneration at a gross rate of $15,000. The Company can terminate the agreement within 60 days of notice. If the executive is terminated without cause, the executive shall be entitled to one month’s severance pay for each one month of service up to a maximum of two years. The officer shall also be entitled to receive 2.4 million options to purchase shares of the Company’s common stock pursuant to the Company’s Stock Option Plan, with 1.0 million of the options being granted in calendar year 2011 (completed) and 1.4 million option being granted after December 31, 2011.

On June 30, 2011, the Company entered into consulting agreements with a management company managed by the CEO, for consulting fee of $2,500 per month to provide office space and administrative services. The Company can terminate the agreement within 15 days written notice. The agreement commences on June 30, 2011 for a one year period and shall automatically renew from year to year unless terminated.

On June 30, 2011, the Company entered into a consulting agreement with a firm to provide the services of the company’s Vice President, Exploration, who will provide and perform for the benefit of our company certain geological advisory services as may be requested by our company. Under the agreement, the firm receives monthly compensation at a gross rate of $6,000. The Company can terminate the consulting agreement at any time. The agreement commences on June 30, 2011 and shall automatically renew from year to year unless terminated.

On June 30, 2011, the Company entered into a consulting agreement with a consulting firm who will provide and perform for the benefit of our company certain geological, engineering, marketing and project management services as may be requested by our company at monthly rate of $8,000. The Company can terminate the consulting agreement at any time. The agreement commences on June 30, 2011 and shall automatically renew from year to year unless terminated.

On November 1, 2011, the Company entered into a consulting agreement with a financial public relations firm for a term of 1 year. Under the agreement, the consultant receives $8,000 per month, and 500,000 options (granted) to purchase common stock of the Company.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 at December 31, 2011 to a management firm managed by the Company’s CEO (2010: $0). This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the year ended December 31, 2010 a former officer provided $10,078 in advances to the Company and this amount was owing as at December 31, 2010. This amount was assumed by previous management during the year ended December 31, 2011 in connection with the acquisition of an option to purchase a mineral property.

During the year ended December 31, 2011 the Company incurred $30,000 (2010: $0) in management fees to a former officer and director.

During the year ended December 31, 2011 the Company incurred $15,000 in management fees and $7,355 in rent expense to a management firm managed by the Company’s CEO (2010: $0) with such costs being recorded as general and administrative costs. As at December 31, 2011, the Company owed $430 including unreimbursed expenses to this firm (2010: $0).

During the year ended December 31, 2011 the Company incurred $194,797 in management fees to officers and director of the Company (2010: $0) with such costs being recorded as general and administrative costs. As at December 31, 2011, the Company owed $217 in unreimbursed expenses to an officer (2010: $0).

During the year ended December 31, 2011 the Company incurred $10,000 in management fees to a director (2010: $0) with such costs being recorded as general and administrative costs.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

9.  FAIR VALUE MEASUREMENT

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Assets:
Cash	118,066	–	–	118,066

As at December 31, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

10.  MINERAL PROPERTY EXPLORATION COSTS

During the year ended December 31, 2011 the following project costs were incurred:

	Year ended December 31, 2011	Year ended December 31, 2010

Strong Creek and Iron Mountain:
Technical Report	$49,767	$-
Drilling	202,098
Travel	2,652	-
Claims	3,255	-
TOTAL	257,772	-

Labrador Trough:
Reconnaissance	71,335	-

Total Exploration Costs	$329,107	$-

11.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $846,905 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2031. For the years ended December 31, 2011, and 2010, the valuation allowance established against the deferred tax assets increased by $296,417, and $3,320 respectively.

The components of the net deferred tax asset at December 31, 2011, and 2010, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31, 2011 $	December 31, 2010 $

Net loss before taxes	(954,677)	(9,485)
Statutory rate	35%	35%

Computed expected tax (recovery)	(334,137)	(3,320)
Stock-based compensation	37,720	–
Increase in valuation allowance:	296,417	3,320

Reported income taxes	–	–

	December 31, 2011 $	December 31, 2010 $

Potential deferred tax asset
- Net operating losses	194,729	26,431
- Mineral properties	128,119	–
- Less valuation allowance	(322,848)	(26,431)

Net deferred tax asset	–	–

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Expressed in US dollars)

12.  SUBSEQUENT EVENTS

On January 12, 2012 the Company completed a non-brokered private placement of 1,334,000 units at $0.75 per unit, for total gross proceeds of $1,000,500. Each unit consists of one common share in the capital of the Company and one half common share purchase warrant entitling the purchaser to acquire one additional common share at the exercise price of $1.00 per common share until January 10, 2015.

On April 10, 2012, the Company exercised its option to purchase the Strong Creek and Iron Mountain mineral properties located in Albany County, Wyoming for consideration totaling $7,000,000 (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Resignation of Independent Accountant.

On August 8, 2011, the Board of Directors of our company dismissed by mutual agreement, Silberstein Ungar, PLLC, as our principal independent accountant.  On August 8, 2011, we engaged Manning Elliott LLP Chartered Accountants as our principal independent accountant.

Silberstein’s report on our company’s financial statements for each of the two fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our fiscal years ended December 31, 2010 and 2009 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Silberstein on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Silberstein, would have caused Silberstein to make reference to the subject matter of the disagreement(s) in connection with its report.

During our fiscal years ended December 31, 2010 and 2009 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Silberstein with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that he furnish us with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the statements made in our Current Report on Form 8-K, and if not, stating the respects with which he does not agree. A copy of the letter provided from Silberstein is filed as an exhibit to this Current Report on Form 8-K.

(b)  Engagement of Independent Accountant.

During the Company’s fiscal years ended December 31, 2010 and 2009 and in the subsequent interim period through the date of appointment of Manning Elliott on August 8, 2011, the Company has not consulted with Manning Elliott regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Manning Elliott provided to us a written report or oral advice that Manning Elliott concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with Manning Elliott regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A. CONTROLS AND PROCEDURES - continued

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office for such term as may be prescribed by our board of directors and until their successors are chosen and qualify, or until their death or resignation, or until their removal.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Andrew Brodkey	President, CEO and Director	55	June 30, 2011
Frank Garcia	CFO	53	June 30, 2011
Dr. David Hackman	V.P. Exploration	69	June 30, 2011
Ed Mulhern(1)	Director	52	April 6, 2011
Dr. Ronald Richman	Director	70	July 22, 2011

1 Mr. Mulhern resigned as a director effective June 30, 2011;

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Brodkey, President Chief Executive Officer and Director

Andrew Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE. Currently, Mr. Brodkey is  a Director of Pacific Copper Corp and  President, CEO and Director of Pan American Lithium Corp.. His is also the Manager of Kriyah Consultants LLC, which has a contractual relationship with our company.

We believe Mr. Brodkey is qualified to serve as an officer and director because he brings significant mineral industry background as well as business and public company experience to our company.

Frank Garcia, CFO

Frank Garcia from 2007 to the present has worked as Accounting Manager for Kriyah Consultants LLC providing accounting services for mining exploration companies. From 1997 to 2006, Mr. Garcia was employed in senior management positions by Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and UK retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia is currently the CFO of two publicly-traded mining companies-- Zoro Mining Corp. (OTCBB: ZORM) and Pan American Lithium Corp. (OTCBB: PALTF; TSX-V: PL). Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981.

We believe Mr. Garcia is qualified to serve as an officer because he brings significant mineral industry background as well as business and public company experience to our company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Dr. David Hackman, V.P. Exploration

Dr. Hackman is a geologist and a registered professional engineer with over 35 years international experience specializing in the evaluation of leachable and other metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently, Dr. Hackman is the V.P of Exploration and a Director of  Zoro Mining Corp. and CEO and a Director of Pacific Copper Corp., and is also the V.P. of Exploration for Pan American Lithium Corp.

We believe Dr. Hackman is qualified to serve as an officer because he brings significant mineral industry background as well as business and public company experience to our company.

Dr. Ronald Richman, Director

Dr. Ronald J. Richman from 2008 to the present was a co-director at Arid Lands Bioenergy Institute at the University of Arizona responsible for developing industrial liaison program, and reviewing programs for potential commercialization responsible for developing industrial liaison program, and reviewing programs for potential commercialization. Dr.  Richman was appointed as a Director and to the Audit Committee of Pan American Lithium Corp. in 2010. From 2003 to the present, Dr. Richman was Director and Chief Executive Officer of Innovative Technology Development Center in Tucson, AZ a not-for-profit organization promoting sustainable economic development across Southern Arizona with focus on renewable resources. Prior to this, Dr. Richman held senior executive positions with IBM where he worked for 35 years. Dr. Richman received a Bachelor of Science Degree in Chemistry from New York University, a Master of Science in Chemistry at the University of Colorado, a Doctor of Philosophy in Chemistry from the University of Colorado, the Wharton Executive Program, Wharton School, Senior Management Development at Sands Point IBM.

We believe Dr. Richman is qualified to serve as a director because he brings significant business and public company experience to our company.

Term of Office

Directors of our company hold office until the annual meeting of the stockholders next succeeding his or her election, or until his or her prior death, resignation or removal. Executive officers of our company hold office until the annual meeting of our board of directors next succeeding his or her election, and until his or her succession has been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Committees of the Board

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an audit committee, compensation committee or nominating and corporate governance committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the near future.

Nominating and Corporate Governance Committee

We do not have a nominating and corporate governance committee. Our board of directors performed the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our board of directors or management using their business networks. Our board of directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee because we are an exploration stage company with limited operations and resources.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Our board of directors does not have a written policy or charter regarding how director candidates are evaluated or nominated for our board of directors. Additionally, our board of directors has not created particular qualifications or minimum standards that candidates for our board of directors must meet. Instead, our board of directors considers how a candidate could contribute to our business and meet our needs and those of our board of directors. As we are an exploration stage company, our board of directors will not consider candidates for director recommended by our stockholders, and we have received no such candidate recommendations from our stockholders.

Compensation Committee

We currently do not have a compensation committee. However, our board of directors may establish a compensation committee once we are no longer in the exploration stage, which would consist of inside directors and independent members. Until a formal committee is established, our board of directors will continue to review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Audit Committee

We currently do not have an audit committee. However, our board of directors may establish an audit committee once we are no longer in the exploration stage, which would consist of inside directors and independent members. Until a formal committee is established, our board of directors will continue to perform the functions of an audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the United States Securities and Exchange Commission.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers have not been involved in any of the following events:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

•
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

•
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not currently require a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2011 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of LateReports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Andrew Brodkey	1	1	N/A
Frank Garcia	1	1	N/A
Dr. David Hackman	Nil	N/A	N/A
Ed Mulhern	Nil	N/A	N/A
Dr. Ronald Richman	1	1	N/A
Jodi Henderson	1	1	N/A

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2011;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 who had total compensation exceeding $100,000; and

ITEM 11. EXECUTIVE COMPENSATION - continued

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2011,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Andrew Brodkey President, Secretary, Treasurer & Director(1)	2011 2010	99,645 N/A	Nil N/A	Nil N/A	26,869 N/A	Nil N/A	Nil N/A	Nil N/A	126,514 N/A
Frank Garcia Chief Financial Officer (1)	2011 2010	30,634 N/A	Nil N/A	Nil N/A	10,747 N/A	Nil N/A	Nil N/A	Nil N/A	41,371 N/A
Dr. David Hackman VP of Explorations(1)	2011 2010	36,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	36,000 N/A
Ed Mulhern (former President, Secretary, Treasurer & Director)(2)	2011 2010	30,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000 Nil
Arunkumar Rajapandy (former President, Secretary, Treasurer & Director)(3)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Messrs. Brodkey, Garcia and Hackman were appointed as officers on June 30, 2011.

(2) Mr. Mulhern was appointed as President, Secretary and Treasurer on April 6, 2011 and resigned as an officer on June 30, 2011 and as a director on July 22, 2011.

(3) On March 14, 2011, Arunkumar Rajapandy resigned as our president, chief executive officer and director;

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Andrew A. Brodkey

Effective June 30, 2011, we entered into an employment agreement with Andrew A. Brodkey to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Mr. Brodkey’s duties shall include the duties and responsibilities for our company’s corporate and administration offices and positions as set forth in our company’s and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Mr. Brodkey. Under the agreement, Mr. Brodkey receives monthly remuneration at a gross rate of $15,000 with such increases as our board of directors may approve. Mr. Brodkey is also entitled to receive 2.4 million options to purchase shares of our common stock pursuant to our Stock Option Plan which has been approved by our directors. One million of these options have been granted during the calendar year 2011, and the remaining 1.4 million options will be granted after December 31, 2011. To the extent that benefit plans are implemented and made available to officers or employees of our company, Mr. Brodkey shall participate in employee incentive, bonus, pension, profit sharing, deferred compensation, stock appreciation or stock purchase, health, welfare and disability plans, or other benefit plans or other programs of our company, if any, to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate.  Our company may terminate Mr. Brodkey’s employment prior to the end of his employment period by giving the Mr. Brodkey 60 days’ advance notice in writing.  If we terminate Mr. Brodkey’s employment prior to the end of his employment period for any reason other than cause or disability or if Mr. Brodkey terminates his employment for good reason, Mr. Brodkey shall be entitled to one (1) month’s severance pay for each one month of service up to a maximum of two (2) year’s wages, and we shall maintain all employee benefit plans and programs for the number of years remaining in the term of his employment in which he was entitled to immediately prior to the date of termination. If Mr. Brodkey, however, terminates his employment prior to the end of the employment period other than for good reason, Mr. Brodkey shall not be entitled to any severance and our company shall have no further liability to Mr. Brodkey. The employment agreement also contains a 12-month non-competition clause related to the iron ore exploration mining business and is construed and interpreted in accordance with the laws of the State of Arizona. He is also permitted under the terms of the employment agreement to pursue other business interests not in conflict with our company, including serving as CEO and a Director of other public companies

ITEM 11. EXECUTIVE COMPENSATION - continued

Consulting and Payroll Agreements with Kriyah Consultants LLC

Effective June 30, 2011, we entered into consulting agreements with Kriyah Consultants LLC, a company managed by Andrew Brodkey, whereby Kriyah will be paid a consulting fee of $2,500 per month to:

(a)	provide office space, office equipment, utilities, phones and furniture;

(b)	employ secretarial, bookkeeping, accounting, recordkeeping, legal compliance and related personnel;

(c)	advise our company regarding financial planning, corporate development, and corporate governance;

(d)	provide instructions and directions to our company’s legal counsel, accountants and auditors; and

(e)	ensure that all accounting records are maintained to meet generally accept accounting principals and quarterly and annual reports are prepared and filed to meet regulatory requirements.

The Kriyah agreement also provides that our company will reimburse Kriyah for its proportionate share of all expenses incurred with respect to the operation of the administration of our company, including but not limited to, our company’s allocable share of Kriyah’s office rent, office equipment, employee and contractor wages and benefits, phones and other office operational costs (such allocable share to be determined according to the number of like clients being serviced by Kriyah at its Tucson location). Also under this agreement, Kriyah will provide the services of Frank Garcia as CFO and Jodi Henderson as Corporate Secretary.

In addition to the consulting agreement, our company entered into a payroll services agreement with Kriyah, whereby Kriyah agrees to administer the payroll health insurance benefits to be provided by our company to Mr. Brodkey as contemplated in the employment agreement with Mr. Brodkey. Such payroll services include administering payroll deductions, unemployment compensation, social security taxes and workers compensation and any other withholdings or payroll related payments required under applicable law.

Consulting Agreement -  Sage Associates, Inc.

Effective June 30, 2011, we entered into a consulting agreement with Sage Associates, Inc. whereby Sage through its owner, Dr. David Hackman, will serve as our company’s Vice President, Exploration, and will provide and perform for the benefit of our company certain geological advisory services as may be requested by our company. Under the agreement, Sage receives monthly compensation at a gross rate of $6,000.  In addition to any fees that may be payable to Sage under the agreement, we agreed to promptly reimburse Sage within thirty (30) days of receipt of detailed invoice, for all reasonable travel and other out-of-pocket expenses incurred in performing the services under the agreement, which are approved by our company. The term of the agreement is expected to continue through the end of the 2011 calendar year and shall automatically renew from year to year unless terminated.  If our company exercises its right to terminate the agreement, we shall only be obligated to pay Sage for the fees actually earned by Sage in performing the services up to the time that such right of termination is exercised and effective.

Consulting Agreement - J2 Mining Ventures Ltd.

Effective June 30, 2011, we entered into a consulting agreement with J2 Mining Ventures Ltd. whereby J2 Mining will provide and perform for the benefit of our company certain geological, engineering, marketing and project management services as may be requested by our company. Under the agreement, J2 Mining receives monthly compensation at a gross rate of $8,000.  In addition to any fees that may be payable to J2 Mining under the agreement, we agreed to promptly reimburse J2 Mining within thirty (30) days of receipt of detailed invoice, for all reasonable travel and other out-of-pocket expenses incurred in performing the services under the agreement, which are approved by our company. The term of the agreement is expected to continue through the end of the 2011 calendar year and shall automatically renew from year to year unless terminated.  If our company exercises its right to terminate the agreement, we shall only be obligated to pay J2 Mining for the fees actually earned by J2 Mining in performing the services up to the time that such right of termination is exercised and effective.

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrew Brodkey	Nil	1,000,000	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Frank Garcia	Nil	400,000	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Dr. David Hackman	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ed Mulhern	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Arunkumar Rajapandy	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

The options are exercisable in equal instalments beginning on June 21, 2012 and every quarter until June 21, 2013;

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Richman	10,000	Nil	20,152	Nil	Nil	Nil	30,152

Outstanding Equity Awards at Fiscal Year-End of Directors

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ronald Richman	Nil	750,000	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
common stock	Andrew Brodkey Tucson, AZ	6,000,000	Direct	11.7%
common stock	Frank Garcia Tucson, AZ	1,000,000	Direct	2.0%
common stock	Dr. David Hackman Tucson, AZ	800,000	Direct	1.6%
common stock	Dr. Ronald Richman Tucson, AZ	800,000	Direct	1.6%
Common Stock	Directors and Executive Officers as a group (6 persons)	8,600,000		16.90%

1 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

2 Based on 49,737,000 shares of common stock issued and outstanding as of March 30, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)
Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of Titan Iron Ore Corp. when it was a shell company; and

(iv)	Any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

During the year ended December 31, 2011, we advanced $25,000 at December 31, 2011 to a management firm managed by our CEO (2010: $0) and this advance was recorded as prepaid expenses.

During the year ended December 31, 2010, a former officer provided $10,078 in advances to us and this amount was owing as at December 31, 2010. This amount was assumed by previous management during the year ended December 31, 2011 in connection with the acquisition of an option to purchase a mineral property.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

During the year ended December 31, 2011, we incurred $30,000 (2010: $0) in management fees to a former officer and director.

During the year ended December 31, 2011, we incurred $15,000 in management fees and $7,355 in rent expense to a management firm managed by our CEO (2010: $0) with such costs being recorded as general and administrative costs. As at December 31, 2011, we owed $430 including unreimbursed expenses to this firm (2010: $0).

During the year ended December 31, 2011 we incurred $194,797 in management fees to officers and director of our company (2010: $0) with such costs being recorded as general and administrative costs. As at December 31, 2011, we owed $217 in unreimbursed expenses to an officer (2010: $0).

During the year ended December 31, 2011 we incurred $10,000 in management fees to a director (2010: $0) with such costs being recorded as general and administrative costs.

Director Independence

Our board of directors consists of two directors. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of our company. Because Mr. Brodkey is also our executive officer, he is not an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). Dr. Richman will be appointed in his place. Dr. Richman will qualify under this rule as an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2011	December 31, 2010
Audit Fees (1)	$8,650	$4,950
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$8,650	$4,950

1 Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

2 Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

3 Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

4 All other fees consist of fees billed for all other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Document
(3)	(3) (i) Articles of incorporation (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

Number	Document
10	Material Contracts
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

10.12	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.13	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.14	Asset Purchase Agreement between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.15	Note between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.16	Mortgage between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
95*	Mine Safety Disclosure
99.1	Stock Option Plan (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

Number	Document
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

/s/ Andrew Brodkey
Andrew Brodkey
President, CEO and Director
(Principal Executive Officer
Date: April 16, 2012

/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Brodkey
Andrew Brodkey
President, CEO and Director
(Principal Executive Officer
Date: April 16, 2012

/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2012

/s/ Ronald Richman
Ronald Richman
Director
Date: April 16, 2012