Form 10-Q
period 2012-03-31
Titan Iron Ore Corp.
filed 2012-05-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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
 Yes ☐  No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 15 2012, there were 51,071,000 shares of common stock outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)

FINANCIAL STATEMENTS

March 31, 2012

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2012 (unaudited)	December 31, 2011

Current Assets
Cash	$850,207	$118,066
Prepaid expenses (Note 8)	25,000	25,000
Total current assets	875,207	143,066

Mineral property options (Note 3)	145,000	60,000

TOTAL ASSETS	$1,020,207	$203,066

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$83,800	$21,457
Accrued expenses - related party (Note 8)	38,963	647
Total Current Liabilities	122,763	22,104

Total Liabilities	122,763	22,104

Commitments (Note 7)
Subsequent Event (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 51,071,000 (December 31, 2011 – 49,737,000) shares issued and outstanding (Note 4)	5,107	4,974
Additional paid-in capital	3,168,576	1,206,184
Deficit accumulated during the exploration stage	(2,276,239)	(1,030,196)
Total Stockholders' Equity	897,444	180,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,020,207	$203,066

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended March 31,	Three Months Ended March 31,	Accumulated from June 5, 2007 (Inception) to March 31,
	2012	2011	2012

REVENUES	$-	$-	$4,855

OPERATING EXPENSES

Advertising	657		23,389
General and administrative (Note 8)	161,812		553,875
Impairment of mineral property acquisition costs (Note 3)	-		50,124
Investor relations	30,240		52,286
Professional fees	48,552	62	174,679
Mineral property exploration costs (Note 10)	37,560		366,667
Stock-based compensation (Note 6)	962,025		1,069,797
Travel	5,197		6,741

TOTAL OPERATING EXPENSES	1,246,043	62	2,297,558

LOSS FROM OPERATIONS	(1,246,043)	(62)	(2,292,703)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	17,631
Other income (expenses)	-	-	(1,167)

NET LOSS	$(1,246,043)	$(62)	$(2,276,239)

BASIC LOSS PER SHARE	(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,924,407	5,151,000

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2012
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(4,564)	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-

Stock-based compensation	-	-	107,772	-	107,772

Net loss 2011	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	$(1,030,196)	$180,962

Common Stock issued for cash
at $0.75 per share	1,334,000	133	1,000,367	-	1,000,500

Stock-based compensation	-	-	962,025	-	962,025

Net loss of the three months ended March 31, 2012	-	-	-	(1,246,043)	(1,246,043)

Balance, March 31, 2012	51,071,000	$5,107	$3,168,576	$(2,276,239)	$897,444

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from June 5, 2007 (Inception) to March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(1,246,043)	$(62)	$(2,276,239)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	962,025	-	1,069,797
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	-	50,124
Shares issued for services	-	-	17,500
Gain on debt settlement	-	-	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	-	-	(25,000)
Increase (decrease) in accounts payable	62,343	62	91,353
Increase in accrued expenses – related party	38,316	-	49,041
Net Cash Provided by (Used in) Operating Activities	(183,359)	-	(1,034,055)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(85,000)	-	(195,124)
Net Cash Used in Investing Activities	(85,000)	-	(202,124)

Cash Flows from Financing Activities:
Common stock issued for cash	1,000,500	-	2,086,386
Net Cash Provided by Financing Activities	1,000,500	-	2,086,386

Net Increase in Cash and Cash Equivalents	732,141	-	850,207

Cash and Cash Equivalents – Beginning	118,066	-	-

Cash and Cash Equivalents – Ending	$850,207	$-	$850,207

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

1.  NATURE AND CONTINUANCE OF BUSINESS

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

Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result, 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000. On January 10, 2012, the Company issued 1,334,000 shares in a private placement bringing the total outstanding shares to 51,071,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at March 31, 2012 the Company has accumulated losses of $2,276,239 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31, 2012.

Interim Financial Statements
The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on April 16, 2012, with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and March 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2012.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2012, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2012 and March 31, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 5,667,000 as of March 31, 2012.

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
MARCH 31, 2012
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at March 31, 2012, total payments of $145,000 had been made.

Prior to December 31, 2010, the Company provided written notice to the Optionor of its intent to exercise its option. Subsequent to the balance sheet date, on April 10, 2012, the Company executed an asset purchase agreement (see Note 11) to exercise its option for consideration of $7,000,000, consisting of the following:

a)	A cash payment at closing of $85,000 as an initial payment (paid on March 30, 2012);
b)	$60,000 of consideration previously paid and received by the Optionor (see above);
c)
A $6,855,000 promissory note (issued on April 10, 2012), non-interest bearing, secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to the Optionor be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by the Optionor upon an event of default as defined in the agreement.

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

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

4.  COMMON STOCK

On January 11, 2012, the Company closed a private placement for 1,334,000 units at a price of $0.75 per unit for proceeds of $1,000,500. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of $1.00 for a period of three years.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance, December 31, 2010	-	-
Warrants granted with private placement	1,050,000	$0.75
Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	$1.00

Balance, March 31, 2012	1,717,000	$0.85

Details of share purchase warrants outstanding as of March 31, 2012 are:

Number of Warrants Outstanding and Exercisable
Nunber	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015

6.  STOCK-BASED COMPENSATION

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

During the year ended December 31, 2011, the Company granted 3,450,000 and 500,000 stock options at an exercise price of $0.84 per share for 10 years and 3 years respectively.  During the three months ended March 31, 2012, the Company recorded stock-based compensation of $962,025 related to the vesting period for these stock options.

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION (CONTINUED)

There were no options granted during the three months ended March 31, 2012 and 2011.

The following table summarizes the options outstanding as at March 31, 2012:

	Option Price
Expiry Date	Per Share	2012
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	3,950,000	0.84	9.08	869,000
Outstanding, March 31, 2012	3,950,000	0.84	8.83	790,000
Exercisable, March 31, 2012	-	-	-	-

As at March 31, 2012, there was $2,032,308 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.22 years.

7.  COMMITMENTS

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
MARCH 31, 2012
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at March 31, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the three months ended March 31, 2012 the Company incurred $7,500 in management fees and $2,758 in rent expense to a management firm managed by the Company’s CEO (2011: $0) with such costs being recorded as general and administrative costs. As at March 31, 2012, the Company owed $38,963 including unreimbursed expenses to this firm (2011: $647).

During the three months ended March 31, 2012 the Company incurred $94,325 in management fees to officers and directors of the Company (2011: $0) with such costs being recorded as general and administrative costs.

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

TITAN IRON ORE CORP.
(FORMERLY DIGITAL YEARBOOK, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US dollars)

9.  FAIR VALUE MEASUREMENT (CONTINUED)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2012, as follows.
Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$

Assets:
Cash	850,207	–	–	850,207

As at March 31, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

10.  MINERAL PROPERTY EXPLORATION COSTS

During the three month ended March 31, 2012 the following project costs were incurred:

	Three months ended March 31, 2012	Three month ended March 31, 2011

Strong Creek and Iron Mountain:
Technical Report	$21,022	$-
Drilling	11,305
Travel	5,233	-
Claims	-	-
TOTAL	37,560	-

Labrador Trough:
Reconnaissance	-	-

Total Exploration Costs	$37,560	$-

11.  SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

The purchase price for the Wyoming Iron Complex is $7,000,000 payable as follows:

•	Acknowledgement by Wyomex and credit to us of the sum of US$60,000, previously received by Wyomex for expenses and option payments related to the Wyoming Iron Complex.

•	Immediate payment by us to Wyomex of US$85,000, which payment was received by Wyomex on April 1, 2012.

•
A promissory note (the “Note”) in the principal amount of US$6,855,000 was executed by us and delivered to Wyomex on April 10, 2012. The Note is  interest-free. All Advance Production Payments and Production Payments (defined below) paid to Wyomex will be credited against any outstanding balance of or amounts due under the Note. The Note is secured by a purchase money mortgage (the “Mortgage”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

•
At the Commencement of Commercial Production, the Advance Production Payment is converted to a 4.5% gross metal value payment (“GMP”) on iron ore, concentrates, and/or other mineral materials produced and sold from the Wyoming Iron Complex by us to unrelated third parties (the “Production Payment”), provided, that for the Leased Real Property, the GMP payable to Wyomex is reduced by 50% such that Wyomex receives a 2.25% GMP on production from such lands, and the owner of the Leased Real Property shall receive the balance or a 2.25% GMP. Except for events of force majeure (including non-operation of the facilities after startup) in no event shall the total Production Payment paid by us to Wyomex and the owner of the Leased Real Property be less than US$150,000 in any given calendar year. All Advance Production Payments and Production Payments, as they relate to Leased Real Property, shall be reduced to Wyomex by the amounts of such payments that must be transmitted to the lessor of the Leased Real Property in accordance with the terms and obligations of the Mineral Lease for the Leased Real Property.

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

The Wyoming Iron Complex consist of certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management.

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

The third phase will involve expansion and infill drilling to expand the resource on the Strong Creek deposit to upgrade and enhance the quality of the resource data base, bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn  or other pyrometallurgical process as applied to Strong Creek and Iron Mountain ores, bench scale tests on the Strong Creek ores to validate the Hazen /USBM separation  results, and the initiation of a prefeasibility study based on historic and current data. This work program is expected to take at least  one year and entail an aggregate expenditure of up to $8 million .

Once we complete each phase of exploration, we will make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

According to our plan of operation for a full exploration program, we estimate our cash needs for the next 12 months to be as follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Results of Operations

From Inception on June 5, 2007 through March 31, 2012

Our cash and cash equivalents at March 31, 2012 was $850,207. For the period from inception (June 5, 2007) to March 31, 2012 we had nil operating revenues and incurred net loss of $2,276,239 consisting primarily of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports and costs related to our mineral properties.

As a result of not receiving any revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the three months ended March 31, 2012, our net loss was $1,246,043. Since our inception to March 31, 2012, our accumulated deficit was $2,276,239.

For the three months ended March 31, 2012 compared to 2011

Our net loss and comprehensive loss for our interim period ended March 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Revenues	$--	$--
Total Operating Expenses	$1,246,043	$62
Loss From Operations	$1,246,043	$62
Net Loss	$1,246,043	$62

Total operating expenses were $1,246,044 for the three months ended March 31, 2012 compared to $62 for the three months ended March 31, 2011. Our operating expenses for the three months ended March 31, 2012 primarily consists of stock-based compensation and general and administrative expenses.  All expenses increased due to the Company beginning operations in earnest in the year 2011.

Liquidity and Capital Resources

Working Capital
	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Current Assets	$875,207	$143,066
Current Liabilities	122,763	22,104
Working Capital(Deficiency)	$752,444	$120,962

As of March 31, 2012, we had $850,207 in cash, as compared to $118,066 as of December 31, 2011. This increase in cash is primarily due to the closing of a private placement. On January 11, 2012, we accepted two subscription agreements and issued an aggregate of 1,334,000 units of our company to two investors at a price of $0.75 per unit for gross proceeds of $1,000,500.  Each unit is comprised of one share of our common stock and one half of one share purchase warrant.  One whole share purchase warrant is exercisable into one share of our common stock at an exercise price of $1.00 per share until January 11, 2015.

As of March 31, 2012, we has accounts payable of $83,800, as compared to $21,457 as of December 31, 2011. The increase in our accounts payable is a result of increased exploration expenses and expenses related to the closing of the Wyomex option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Cash Flows

	Three months Ended	Three months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities	$(183,359)	$-
Cash Flows used in Investing Activities	(85,000)	--
Cash Flows from Financing Activities	1,000,500	--
Net Increase in Cash and Cash Equivalents	$732,141	$--

Cash Flows from Operating Activities

Cash used in operating activities increased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to increased exploration activities and overhead.

Cash Flows used in Investing Activities

Cash used in investing activities increased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to the payment related to our option on the Wyoming Iron Complex.

Cash Flows from Financing Activities

Cash provided from financing activities increased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due the closing of a private placement discussed above.

Going Concern

At March 31, 2012, we had an accumulated deficit of $2,276,239 since our inception and incurred a net loss of $1,246,043 for the three month period ended March 31, 2012.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, who is also our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS. - continued

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

ITEM 1A. RISK FACTORS. - continued

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

ITEM 1A. RISK FACTORS. - continued

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

ITEM 1A. RISK FACTORS. - continued

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At March 31, 2012, we had working capital of $752,444. We incurred a net loss of $1,246,043 for the three months ended March 31, 2012, and $2,276,239 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A. RISK FACTORS. - continued

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

ITEM 1A. RISK FACTORS. - continued

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

We expect to raise additional capital during 2012 and have, as of January 11, 2012, closed a private placement financing in the gross amount of $1,000,500, but we do not have any firm commitments for funding beyond this recent placement. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

ITEM 1A. RISK FACTORS. - continued

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") as no mining activity has occurred on our properties.

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

ITEM 6. EXHIBITS - continued

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
10.4
Assignment of Mineral Property Option Agreement With J2 Mining and Wyomex LLC dated March 31, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)

10.5	Employment Agreement with Andrew Brodkey dated March 31, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated March 31, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated March 31, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated March 31, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
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
Date:  May 17, 2012

By:

/s/Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  May 17, 2012