Form 10-Q
period 2012-06-30
Titan Iron Ore Corp.
filed 2012-08-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,071,000 shares of common stock outstanding as of August 14, 2012.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

June 30, 2012

Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, and for the period from June 5, 2007 (inception) to June 30, 2012	F-2

Statement of Stockholders’ Equity for the six months ended June 30, 2012, and for the period from June 5, 2007 (inception) to June 30, 2012	F-3

Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the period from June 5, 2007 (inception) to June 30, 2012	F-4

Notes to the Financial Statements	F-5

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	June 30, 2012 (unaudited)	December 31, 2011

Current Assets
Cash	$529,626	$118,066
Prepaid expenses (Note 9)	28,000	25,000
Total current assets	557,626	143,066

Mineral property options (Note 3)	1,226,676	60,000

TOTAL ASSETS	$1,784,302	$203,066

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$33,643	$21,457
Current portion of promissory note (Note 6)	125,781	-
Accrued expenses - related party (Note 9)	19,243	647
Total Current Liabilities	178,667	22,104

Promissory note (Note 6)	993,835	-

Total Liabilities	1,172,502	22,104

Contingency (Note 1)
Commitments (Note 8)
Subsequent Event (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 51,071,000 (December 31, 2011 – 49,737,000) shares issued and outstanding (Note 4)	5,107	4,974
Additional paid-in capital	3,624,924	1,206,184
Deficit accumulated during the exploration stage	(3,018,231)	(1,030,196)
Total Stockholders' Equity	611,800	180,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,784,302	$203,066

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from June 5, 2007 (Inception) to June 30, 2012
	$	$	$	$	$
REVENUES	-	-	-	-	4,855

OPERATING EXPENSES
Advertising	657	-	1,314	-	24,046
General and administrative (Note 9)	145,045	30,000	306,857	30,000	698,920
Impairment of mineral acquisition costs (Note 3)	-	-	-	-	50,124
Accretion on promissory note (Note 6)	37,940	-	37,940	-	37,940
Investor relations	29,101	-	59,341	-	81,387
Professional fees	35,441	3,193	83,993	3,255	210,121
Mineral property exploration costs (Note 11)	33,236	-	70,796	-	399,903
Stock-based compensation (Note 7)	456,349	-	1,418,374	-	1,526,146
Travel	4,223	-	9,420	-	10,963

TOTAL OPERATING EXPENSES	741,992	33,193	1,988,035	33,255	3,039,550

LOSS FROM OPERATIONS	(741,992)	(33,193)	(1,988,035)	(33,255)	(3,034,695)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	17,631	-	17,631	17,631
Other income (expenses)	-	-	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(741,992)	(15,562)	(1,988,035)	(15,624)	(3,018,231)

BASIC LOSS PER SHARE	(0.01)	(0.00)	(0.04)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,071,000	189,247,000	50,997,703	189,813,000

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2012
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(4,564)	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-

Stock-based compensation	-	-	107,772	-	107,772

Net loss 2011	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	$(1,030,196)	$180,962

Common Stock issued for cash
at $0.75 per share	1,334,000	133	1,000,367	-	1,000,500

Stock-based compensation	-	-	1,418,373	-	1,418,373

Net loss of the six months ended June 30, 2012	-	-	-	(1,988,035)	(1,988,035)

Balance, June 30, 2012	51,071,000	$5,107	$3,624,924	$(3,018,231)	$611,800

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from June 5, 2007 (Inception) to June 30, 2012
Cash Flows from Operating Activities:
Net loss	$(1,988,035)	$(15,624)	$(3,018,231)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	1,418,374	-	1,526,146
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	-	50,124
Accretion on promissory note	37,940	-	37,940
Shares issued for services	-	-	17,500
Gain on debt settlement	-	(17,631)	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	(3,000)	-	(28,000)
Increase (decrease) in accounts payable	12,185	3,255	41,195
Increase in accrued expenses – related party	18,596	30,000	29,321
Net Cash Provided by (Used in) Operating Activities	(503,940)	-	(1,354,636)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(85,000)	(5,000)	(195,124)
Net Cash Used in Investing Activities	(85,000)	(5,000)	(202,124)

Cash Flows from Financing Activities:
Common stock issued for cash	1,000,500	1,031,244	2,086,386
Advances provided by related parties	-	20,100	-
Net Cash Provided by Financing Activities	1,000,500	1,051,344	2,086,386

Net Increase in Cash	411,560	1,046,344	529,626

Cash– Beginning	118,066	-	-

Cash– Ending	$529,626	$1,046,344	$529,626

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Item:
Promissory note issued for mineral property	$1,208,646	$-	$1,208,646

 The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at June 30, 2012 the Company has accumulated losses of $3,018,231 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2012 and the results of its operations and cash flows for the six months ended June 30, 2012 and June 30, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2012.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2012, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2012 and June 30, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, accounts payable, and due to related parties approximates fair values because of the short-term maturity of these instruments. The fair value of the Company’s promissory note approximate carrying value as the underlying imputed interest rate approximates the market rate. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 6,667,000 as of June 30, 2012.

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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at June 30, 2012, total payments of $145,000 had been made.

Prior to December 31, 2011, the Company provided written notice to the Optionor of its intent to exercise its option. On April 10, 2012, the Company executed an asset purchase agreement to exercise its option for consideration of $7,000,000, consisting of the following:

a)	A cash payment at closing of $85,000 as an initial payment (paid on March 30, 2012);
b)	$60,000 of consideration previously paid and received by the Optionor (see above);
c)	A $6,855,000 promissory note with an estimated fair value of $1,081,676 on the date of issuance. See Note 6 for details.

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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
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

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	$1.00

Balance, June 30, 2012	1,717,000	$0.85

Details of share purchase warrants outstanding as of June 30, 2012 are:

Number of Warrants Outstanding and Exercisable
Nunber	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period). commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,081,676 on April 10, 2012. The Company recorded an accretion expense of $37,940 for the period. As of June 30, 2012, the carrying value of the promissory note is $1,119,616.

At June 30, 2012, estimated contractual principal payments due on the promissory note for the next five years are as follows:

June 30, 2013	125,781
June 30, 2014	128,945
June 30, 2015	132,189
June 30, 2016	135,514
June 30, 2017	138,923
Total	$661,352

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION

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

During the year ended December 31, 2011, the Company granted 3,450,000 and 500,000 stock options at an exercise price of $0.84 per share for 10 years and 3 years respectively. The fair value of the options has been estimated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 1.63%, dividend yield of 0%, volatility of 113% and expected life of 10 years.  During the six months ended June 30, 2012, the Company granted 1,000,000 stock options at an exercise price of $0.20 for 10 years. During the six months ended June 30, 2012, the Company recorded stock-based compensation of $1,418,374 related to the vesting period for these stock options.

The following table summarizes the options outstanding as at June 30, 2012:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
	0.71	4,950,000

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	3,950,000	0.84	8.58	869,000

Options granted	1,000,000	0.20	9.98
Outstanding, June 30, 2012	4,950,000	0.71	8.86	100,000
Exercisable, June 30, 2012	987,500	0.84	8.58	-

As at June 30, 2012, there was $1,471,717 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.08 years.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
(Expressed in US dollars)

8.  COMMITMENTS

On June 30, 2011, the Company entered into an employment agreement with an officer to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Under the agreement, the officer receives monthly remuneration at a gross rate of $15,000. The Company can terminate the agreement within 60 days of notice. If the executive is terminated without cause, the executive shall be entitled to one month’s severance pay for each one month of service up to a maximum of two years. The officer shall also be entitled to receive 2.4 million options to purchase shares of the Company’s common stock pursuant to the Company’s Stock Option Plan, with 1.0 million of the options being granted in calendar year 2011 (completed) and 1.4 million option (800,000 options granted) being granted after December 31, 2011.

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

On May 10, 2012, the Company entered into an agreement with a third party to provide a fixed wing aeromagnetic survey at a cost of $20,000. As at June 30, 2012 $10,000 of this amount had been paid.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at June 30, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the six months ended June 30, 2012 the Company advanced $3,000 to a director to cover travel expenses and this amount was outstanding as at June 30, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the six months ended June 30, 2012 the Company incurred $15,000 in management fees and $5,516 in rent expense to a management firm managed by the Company’s CEO (2011: $0) with such costs being recorded as general and administrative costs. As at June 30, 2012, the Company owed $19,243 including unreimbursed expenses to this firm (2011: $Nil).

During the six months ended June 30, 2012 the Company incurred $187,827 in management fees to officers and directors of the Company (2011: $0) with such costs being recorded as general and administrative costs.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENT

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

Pursuant to ASC 825, cash is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory note approximate carrying value as the underlying imputed interest rate approximates the market rate.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2012, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$

Assets:
Cash	529,626	–	–	529,626

As at June 30, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012
(Expressed in US dollars)

11.  MINERAL PROPERTY EXPLORATION COSTS

During the six months ended June 30, 2012 and 2011 the following project costs were incurred:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Strong Creek and Iron Mountain:
Technical Report	$36,584	$-
Drilling	11,305
Travel	10,907	-
Aeromagnetic Survey	10,000	-
Lease payments	2,000
TOTAL	70,796	-

Labrador Trough:
Reconnaissance	-	-

Total Exploration Costs	$70,796	$-

12.  SUBSEQUENT EVENT

On July 16, 2012 the Company engaged a firm to provide fund-raising services in exchange for 100,000 restricted shares (50,000 shares are cancellable if certain conditions are not met) of the Company’s common stock and an 8% cash fee on all raised capital. As of August 8, 2012, the 100,000 shares have not been issued. In addition the Company agreed to issue warrants to purchase shares of the Company’s commons stock equal to 8% of the amounts raised. The term of the agreement is for 12 consecutive months and is cancellable at any time by either party upon written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The third phase will involve expansion and infill drilling to expand the resource on the Strong Creek deposit to upgrade and enhance the quality of the resource data base, bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn  or other pyrometallurgical process as applied to Strong Creek and Iron Mountain ores, bench scale tests on the Strong Creek ores to validate the Hazen /USBM separation  results, and the initiation of a prefeasibility study based on historic and current data. This work program is expected to take at least one year and entail an aggregate expenditure of up to $8 million.

Once we complete each phase of exploration, we will make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

According to our plan of operation for a full exploration program, we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Mineral exploration expenses for Wyoming Complex	$2,012,000
Amounts payable under acquisition agreement for Wyoming Iron Complex	126,000
Professional Fees	78,000
General Administrative Expenses	652,000
Investor Relations	96,000
Travel	36,000
Total	$3,000,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

From Inception on June 5, 2007 through June 30, 2012

Our cash and cash equivalents at June 30, 2012 was $529,626. For the period from inception (June 5, 2007) to June 30, 2012 we had nil operating revenues and incurred net loss of $3,018,231 consisting primarily of general and administrative expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports and costs related to our mineral properties.

As a result of not receiving any revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the three months ended June 30, 2012, our net loss was $741,992. Since our inception to June 30, 2012, our accumulated deficit was $3,018,231.

For the three and six months ended June 30, 2012 compared to 2011

Our net loss and comprehensive loss for our interim period ended June 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011
Revenues	$--	$--	$--	$--
Total Operating Expenses	741,992	33,193	1,988,035	33,255
Loss From Operations	(741,992)	(33,193)	(1,988,035)	(33,255)
Other Income (Expenses)	--	17,631	--	17,631-
Net Loss	(741,992)	(15,562)	(1,988,035)	(15,624)

Total operating expenses increased $708,799 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our operating expenses for the three months ended June 30, 2012 primarily consists of stock-based compensation and general and administrative expenses.  All expenses increased due to start up of operations as a mining exploration company.

Total operating expenses increased $1,954,780 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our operating expenses for the six months ended June 30, 2012 primarily consists of stock-based compensation and general and administrative expenses.  All expenses increased due to start up of operations as a mining exploration company.

Liquidity and Capital Resources

Working Capital
	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Current Assets	$557,626	$143,066
Current Liabilities	178,667	22,104
Working Capital(Deficiency)	$378,959	$120,962

As of June 30, 2012, we had $529,626 in cash, as compared to $118,066 as of December 31, 2011. Our cash increased due to raising of capital via a private placement, offset by operating expenses during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 2012, we had accounts payable of $33,643, as compared to $21,457 as of December 31, 2011. Our accounts payable increased due to increased exploration costs.

As of June 30, 2012, we had a current portion of promissory note of $125,781, as compared to nil as of December 31, 2011. Our current portion of promissory note increased due to payments due under the Wyomex property acquisition.

As of June 30, 2012, we had accrued expenses to related parties of $19,243, as compared to $647 as of December 31, 2011. Our accrued expenses to related parties increased due to payments due to a related party for office expenses and payroll.

Cash Flows
	Six Month	Six Month
	Period Ended	Period Ended
	June 30, 2012	June 30, 2011
Cash Provided by (Used in) Operating Activities	$(503,940)	$--
Cash Provided by (Used in) Investing Activities	(85,000)	(5,000)
Cash Provided by (Used in) Financing Activities	1,000,500	1,051,344
Net Increase in Cash and Cash Equivalents	$411,560	$1,046,344

Cash Flows from Operating Activities

Our cash used in operating activities for the six month period ended June 30, 2012 increased for the comparative six month period ended June 30, 2011 due to start up of operations as a mining exploration company.

Cash Flows used in Investing Activities

Our cash used in investing activities for the six month period ended June 30, 2012 increased for the comparative six month period ended June 30, 2011 due to payments under the Wyomex mineral property option.

Cash Flows from Financing Activities

Our cash provided by financing activities for the six month period ended June 30, 2012 increased for the comparative six month period ended June 30, 2011 due to slightly more funds raised under a private placement.

Going Concern

At June 30, 2012, we had an accumulated deficit of $3,018,231since our inception and incurred a net loss of $741,992 for the three month period ended June 30, 2012.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

ITEM 4. CONTROLS AND PROCEDURES. (CONTINUED)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS. (CONTINUED)

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2012, we had working capital of $378,959. We incurred a net loss of $741,992for the three months ended June 30, 2012, and $3,018,231since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A. RISK FACTORS. (CONTINUED)

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

ITEM 1A. RISK FACTORS. (CONTINUED)

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

ITEM 1A. RISK FACTORS. (CONTINUED)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 21, 2012 the Company granted stock options to acquire an aggregate of up to 1,000,000 options to purchase our common stock 800,000 options to Andrew Brodkey, President and CEO, and 200,000 option to Ronald Richman a Director of the Company.  The options are exercisable at $0.20 per option share for a period of 10 years from the date of grant.  The options shall vest in 25% increments on a quarterly basis over the next 18 months.

Mr. Brodkey and Mr. Richman are U.S. persons, who was an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these units to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description
(3)	(3) (i) Articles of incorporation (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)

ITEM 6. EXHIBITS (CONTINUED)

Exhibit
Number	Description
10	Material Contracts
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
10.4
Assignment of Mineral Property Option Agreement With J2 Mining and Wyomex LLC dated June 30, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)

10.5	Employment Agreement with Andrew Brodkey dated June 30, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated June 30, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated June 30, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated June 30, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
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

10.12	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.13	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.14	Asset Purchase Agreement between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.15	Note between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.16	Mortgage between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.17	Form of Stock Option Agreement (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	2011 Stock Option Plan (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*    Filed herewith
** XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

/s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: August 17, 2012

By:

/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 17, 2012