Form 10-Q/A
period 2012-06-30
Titan Iron Ore Corp.
filed 2012-08-31
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 17, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets as of June 30, 2012 and audited Balance Sheets as of December 31, 2011, (ii) the unaudited Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 and for the period from June 5, 2007 (Inception) to June 30, 2012, (iii) the unaudited Statement of Stockholders' Equity for the period from inception to June 30, 2012, (iv) the unaudited Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from June 5, 2007 (Inception) to June 30, 2012, and (v) the unaudited Notes to Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 17, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

*    Previously filed.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

/s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: August 30 , 2012

By:

/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 30 , 2012