Form 10-Q
period 2012-09-30
Titan Iron Ore Corp.
filed 2012-11-15
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,327,197 shares of common stock outstanding as of November 14, 2012.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

September 30, 2012

Balance Sheets as of September 30, 2012 and December 31, 2011	F-1

Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, and for the period from June 5, 2007 (inception) to September 30, 2012	F-2

Statement of Stockholders’ Equity for the nine months ended September 30, 2012, and for the period from June 5, 2007 (inception) to September 30, 2012	F-3

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the period from June 5, 2007 (inception) to September 30, 2012	F-4

Notes to the Financial Statements	F-5

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2012 (unaudited)	December 31, 2011

Current Assets
Cash	$275,162	$118,066
Prepaid expenses (Note 9)	25,000	25,000
Total current assets	300,162	143,066

Mineral property options (Note 3)	1,226,676	60,000

TOTAL ASSETS	$1,526,838	$203,066

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$63,399	$21,457
Current portion of promissory note (Note 6)	189,853	-
Accrued expenses - related party (Note 9)	17,086	647
Total Current Liabilities	270,338	22,104

Promissory note (Note 6)	967,703	-

Total Liabilities	1,238,041	22,104

Contingency (Note 1)
Commitments (Note 8)
Subsequent events (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 51,621,000 (December 31, 2011 – 49,737,000) shares issued and outstanding (Note 4)	5,162	4,974
Additional paid-in capital	4,184,778	1,206,184
Deficit accumulated during the exploration stage	(3,901,143)	(1,030,196)
Total Stockholders' Equity	288,797	180,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,526,838	$203,066

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from June 5, 2007 (Inception) to September 30, 2012
	$	$	$	$	$
REVENUES	-	-	-	-	4,855

OPERATING EXPENSES
Advertising	657	17,550	1,971	17,550	24,703
General and administrative (Note 9)	143,181	149,298	450,038	179,298	842,101
Impairment of mineral acquisition costs (Note 3)	-	50,124	-	50,124	50,124
Accretion on promissory note (Note 6)	37,940	-	75,880	-	75,880
Investor relations	157,249	2,899	216,590	2,899	238,636
Professional fees	44,725	29,508	128,718	32,763	254,846
Mineral property exploration costs (Note 11)	62,904	87,469	133,700	87,469	462,807
Stock-based compensation (Note 7)	433,408	-	1,851,782	-	1,959,554
Travel	2,848	1,380	12,268	1,380	13,811

TOTAL OPERATING EXPENSES	882,912	338,228	2,870,947	371,483	3,922,462

LOSS FROM OPERATIONS	(882,912)	(338,228)	(2,870,947)	(371,483)	(3,917,607)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	-	17,631	17,631
Other income (expenses)	-	-	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(882,912)	(338,228)	(2,870,947)	(353,852)	(3,901,143)

BASIC LOSS PER SHARE	(0.02)	(0.01)	(0.06)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,107,957	49,737,000	51,034,723	143,197,989

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.

(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2012
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-	$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205	-	17,500

Net loss for the period ended December 31, 2008	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	(56,549)	1,401

Net loss for the period ended December 31, 2009	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	(66,034)	(8,084)

Net loss for the period ended December 31, 2010	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	1,050,000

Share issuance costs	-	-	(4,564)	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-

Stock-based compensation	-	-	107,772	-	107,772

Net loss for the period ended December 31, 2011	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	$(1,030,196)	$180,962
Common Stock issued for cash
at $0.75 per share	1,334,000	133	1,000,367	-	1,000,500

Shares issued for services	550,000	55	126,445	-	126,500

Stock-based compensation	-	-	1,851,782	-	1,851,782

Net loss of the nine months ended September 30, 2012	-	-	-	(2,870,947)	(2,870,947)

Balance, September 30, 2012	51,621,000	$5,162	$4,184,778	$(3,901,143)	$288,797

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from June 5, 2007 (Inception) to September 30, 2012
Cash Flows from Operating Activities:
Net loss	$(2,870,947)	$(353,852)	$(3,901,143)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	1,851,782	-	1,959,554
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	50,124	50,124
Accretion on promissory note	75,880	-	75,880
Shares issued for services	126,500	-	144,000
Gain on debt settlement	-	(17,631)	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	-	(35,000)	(25,000)
Increase (decrease) in accounts payable	41,942	95,322	70,952
Increase in accrued expenses – related party	16,439	39,250	27,164
Net Cash Provided by (Used in) Operating Activities	(758,404)	(221,787)	(1,609,100)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(85,000)	(80,124)	(195,124)
Net Cash Used in Investing Activities	(85,000)	(80,124)	(202,124)

Cash Flows from Financing Activities:
Common stock issued for cash	1,000,500	1,008,531	2,086,386
Advances provided by related parties	-	100	-
Net Cash Provided by Financing Activities	1,000,500	1,008,631	2,086,386

Net Increase in Cash	157,096	706,720	275,162

Cash– Beginning	118,066	-	-

Cash– Ending	$275,162	$706,720	$275,162

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash Investing and Financing Items:
Shares issued for services	$126,500	$-	$144,000
Promissory note issued for mineral property	1,208,646	-	1,208,646

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result, 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000. During the nine-months ended September 30, 2012 the Company issued 1,334,000 shares in a private placement and issued 550,000 shares for services received, brining the total outstanding shares to 51,621,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at September 30, 2012 the Company has accumulated losses of $3,901,143 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2012 and the results of its operations and cash flows for the nine months ended September 30, 2012 and September 30, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2012.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2012, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 6,667,000 as of September 30, 2012.

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
SEPTEMBER 30, 2012
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at September 30, 2012, total payments of $145,000 had been made.

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

Commencing six (6) months from the date of the initial payment and every six (6) months thereafter, Titan shall pay seller, as advance production payment, the initial amount of $62,500 , as adjusted by CPI, until commencement of commercial production from the property. At the commencement of commercial production, the semi-annual advance production payment shall convert to a 4.5% gross metal value royalty on iron ore, concentrates, and/or other mineral materials produced and sold from the property by Titan. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay the Optionor a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property.

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
SEPTEMBER 30, 2012
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

On September 12, 2012, the Company issued 50,000 shares to a consultant under a contract entered into on July 18, 2012 to provide fund raising services to the Company. Per substance of the agreement, the shares are valued at the contract date. The closing price of the Company’s stock on July 18, 2012 was $0.43 and therefore the transaction was valued at $21,500.

On September 25, 2012, the Company issued 500,000 shares to a consultant under a contract to provide various corporate finance advisory services to the Company. Per substance of the agreement, the shares were valued at the contract date. The closing price of the Company’s stock on September 5, 2012 was $0.21 and therefore the transaction was valued at $105,000.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	$1.00

Balance, September 30, 2012	1,717,000	$0.85

Details of share purchase warrants outstanding as of September 30, 2012 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company issued a non-interest bearing promissory note in the amount of $6,855,000 to Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) beginning six months from March 30, 2012 (“closing date”) and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (based on estimated 14.03% interest rate) was calculated to be $1,081,676 on April 10, 2012. The Company recorded an accretion expense of $75,880 for the nine months ended September 30, 2012. As of September 30, 2012, the carrying value of the promissory note is $1,157,556.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Expressed in US dollars)

6.  PROMISSORY NOTE - continued

At September 30, 2012, estimated contractual principal payments due on the promissory note for the next five years are as follows:

September 30, 2013	189,853
September 30, 2014	130,557
September 30, 2015	133,841
September 30, 2016	137,208
September 30, 2017	140,660
Total	$732,119

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

During the year ended December 31, 2011, the Company granted 3,450,000 and 500,000 stock options at an exercise price of $0.84 per share for 10 years and 3 years respectively. The fair value of the options has been estimated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 1.63%, dividend yield of 0%, volatility of 113% and expected life of 10 years.  During the nine months ended September 30, 2012, the Company granted 1,000,000 stock options at an exercise price of $0.20 for 10 years. During the nine months ended September 30, 2012, the Company recorded stock-based compensation of $1,851,782 related to the vesting period for these stock options.

The following table summarizes the options outstanding as at September 30, 2012:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
	0.71	4,950,000

The following table summarizes the continuity of the Company’s stock options:
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$

Outstanding, December 31, 2011	3,950,000	0.84	8.33	869,000
Options granted	1,000,000	0.20	9.73
Outstanding, September 30, 2012	4,950,000	0.71	8.62	110,000
Exercisable, September 30, 2012	987,500	0.84	8.33	-

As at September 30, 2012, there was $583,296 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 0.83 years.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

On June 30, 2011, the Company entered into a consulting agreement with a firm to provide the services of the Company’s Vice President, Exploration, who will provide and perform certain geological advisory services. Under the agreement, the firm receives monthly compensation at a gross rate of $6,000. The Company can terminate the consulting agreement at any time. The agreement commences on June 30, 2011 and shall automatically renew from year to year unless terminated.

On June 30, 2011, the Company entered into a consulting agreement with a consulting firm to provide certain geological, engineering, marketing and project management services as may be requested by Company at monthly rate of $8,000. The Company can terminate the consulting agreement at any time. The agreement commences on June 30, 2011 and shall automatically renew from year to year unless terminated.

On November 1, 2011, the Company entered into a consulting agreement with a financial public relations firm for a term of 1 year. Under the agreement, the consultant receives $8,000 per month, and 500,000 options (granted) to purchase common stock of the Company.

On September 5, 2012, the Company entered into a consulting and professional service agreement with a consultant to provide corporate advisory, corporate finance, strategic planning, marketing and related advisory services in consideration for the issuance of 500,000 shares of restricted common stock. The 500,000 shares were issued on September 25, 2012. The term of the agreement is for a period of 6 months, provided, however, that the Company may extend the agreement for a successive 6 month period for an additional 500,000 shares of restricted stock.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Expressed in US dollars)

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at September 30, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the nine months ended September 30, 2012 the Company incurred $22,500 in management fees and $7,355 in rent expense to the  management firm managed by the Company’s CEO (2011: $7,500) with such costs being recorded as general and administrative costs. As at September 30, 2012, the Company owed $17,086 including unreimbursed expenses to this firm (2011: $Nil).

During the nine months ended September 30, 2012 the Company incurred $278,979 in management fees to officers and directors of the Company (2011: $128,511) with such costs being recorded as general and administrative costs.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENT (CONTINUED)

Pursuant to ASC 825, cash is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory note approximates carrying value as the underlying imputed interest rate approximates the market rate.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2012, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$

Assets:
Cash	275,162	–	–	275,162

As at September 30, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

11.  MINERAL PROPERTY EXPLORATION COSTS

During the nine months ended September 30, 2012 and 2011 the following project costs were incurred:

	Nine months Ended September 30, 2012	Nine Months Ended September 30, 2011

Strong Creek and Iron Mountain:
Technical Report	$73,137	$12,879
Claims	3,230	3,255
Drilling	11,655
Travel	20,678	-
Aeromagnetic Survey	20,000	-
Lease payments	5,000
TOTAL	133,700	16,134

Labrador Trough:
Reconnaissance	-	71,335

Total Exploration Costs	$133,700	$87,469

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Expressed in US dollars)

12.  SUBSEQUENT EVENTS

On October 1, 2012, the Company made the first advance royalty payment of $63,563 under the Strong Creek and Iron Mountain asset purchase agreement.

On October 19, 2012 the Company announced that it had entered into an agreement with an accredited investor (the “Investor”) to secure equity line financing. Separately, the Company also received funding from convertible debentures.

Under a Securities Purchase Agreement, upon Titan registering its common shares under a registration statement, the Investor will make equity financing available to the Company over a 36-month commitment, allowing the Company to sell up to $10,000,000 in value of its common shares. The Company will determine, at its own discretion, the timing and amount of its sales of stock, subject to certain conditions and limitations. Shares will be priced at the lesser of a 10% discount from the Volume Weighted Average Prices ("VWAP") for the Company's common stock during the five consecutive trading days following a sales notice and the price that is $0.01 below the VWAP on the date in question, but are limited to $250,000 per pricing period or result in the investor beneficially owning more than 9.99% of the then outstanding common stock. The Investor will also receive Commitment shares up to a total of 3% of the $10 million commitment amount for the equity line. On October 22, 2012 the Investor received 150,015 shares as the first tranche of commitment shares. The Company can terminate the line at any time.

In addition to equity line financing, the Company received bridge loans in the form of convertible debentures with gross proceeds to the Company of $200,000. These debentures carry an interest rate of 5%, with an original issue discount of 15%, and are convertible at the lesser of: (a) $0.27 during the six months following the closing date, and $.35 thereafter, and (b) 70% of the average daily VWAP for the common stock during the ten (10) consecutive trading days immediately preceding the applicable conversion date. The investors also collectively received 3-year warrants to purchase a total of 705,901 shares at an exercise price of $0.25, exercisable on a cashless basis. A finder's fee of 9% of the purchase price in cash and 9% in warrants was paid  to an affiliate of the Investor with respect to a portion of the convertible debenture financing.

On October 25 and 26, 2012, the investors and the finder collectively exercised their full allotment of warrants on a cashless basis and received a total of 556, 183 restricted shares of the Company.

.

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

•
mining and development risks, including risks related to accidents, weather, equipment breakdowns, labor disputes, permitting, or other unanticipated difficulties with or interruptions  and delays in development and production;

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

•	risks related to the engagement of our company’s directors and officers in other business activities whereby they may not have sufficient time to attend to our company’s business affairs;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

•	risks related to failure to obtain adequate financing and additional capital on a timely basis and on acceptable terms for our planned exploration and development;

•	risks related to environmental regulation and liability, and the ability to secure bonds, permits, and governmental consents and approvals;

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political and regulatory risks associated with mining exploration, development and production; and

•	the risks in the section entitled “Risk Factors”.

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

Effective June 30, 2011 and in connection with the closing of the Acquisition Agreement, as defined below under the heading “Acquisition Agreement”, Ohad David, Ruth Navon and Service Merchant Corp. (the “Vendors”), entered into an affiliate stock purchase agreement, whereby, among other things, the Vendors surrendered 142,950,000 common shares for cancellation. During the nine-months ended September 30, 2012 the Company issued 1,334,000 shares in a private placement and issued 550,000 shares for services received, bringing the total outstanding shares to 51,621,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

On October 18, 2012 the Company entered into agreements to secure up to $10 million in equity line financing. Separately, the Company also received $200,000 in funding from convertible debentures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

•
We assumed all liabilities of Wyomex to make all lease or other payments required following the closing under the mineral lease agreement between Wyomex and Chugwater Iron Company (the “Mineral Lease Agreement”) relating to certain leased real property (the “Leased Real Property”), including payment of real property taxes and payment of the sum of $1,000 per month to be paid as an advance production payment under the Mineral Lease Agreement. We also assumed the responsibility of Wyomex to make the payments to maintain the federal unpatented lode mining claims described below, in the approximate yearly amount of $3,200.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

The third phase will involve expansion and infill drilling to expand the resource on the Strong Creek deposit to upgrade and enhance the quality of the resource data base, bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn  or other pyrometallurgical process as applied to Strong Creek and Iron Mountain ores, bench scale tests on the Strong Creek ores to validate the Hazen /USBM separation  results, and the initiation of a prefeasibility study based on historic and current data. This work program, subject to the receipt of adequate funding, is expected to take at least one year and entail an aggregate expenditure of up to $8 million.

Once we complete each phase of exploration, we will make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

Progress

On October 13, 2011, we announced a targeted first phase drilling program of 1700 feet at the Strong Creek deposit in the Wyoming Iron Complex. A total of three holes drilled by Union Pacific Resources (c. 1955) and the State of Wyoming (1995) were  twinned for a total of 2000 feet in an effort to duplicate the results of those earlier programs. One hole was  extended to a  depth of  700 feet to expand upon the vertical potential of the ore body.  All work during this phase was  done on the Strong Creek property, the larger of the two prospects within the Wyoming Iron Complex. The drilling was  diamond core of HQ size (2½ inches in diameter). Results of this initial drilling campaign were announced via press releases dated February 8, 2012, February 22, 2012 and March 14, 2012. We announced that each of the holes demonstrated potential ore-grade material over virtually the entire length of each hole with grades as high as 22.8% Fe and 8.6% Ti.

On September 20, 2012, we announced that we were changing our immediate corporate development focus to the Iron Mountain deposit at the Wyoming Iron Complex, as we believe this will provide an opportunity for nearer-term production and cash flow opportunities. The Iron Mountain deposit has an existing open pit with past production, information from approximately 100 historical drillholes, and we believe it may result in a considerably shorter timeframe to complete feasibility-level work and a much quicker path to production than Strong Creek. An ore stockpile at Iron Mountain contains run of mine ("ROM") grade material. An independent sample analysis substantiated iron and titanium grades at 52% and 15% respectively. We are investigating arrangements to sell this material, which if successful, could potentially provide for short-term cash flow opportunities to help support future exploration and development on the site. We are also currently evaluating the potential customer and marketing base for which Iron Mountain ROM material may be suitable. This includes the area cement industry and domestic primary steel producers.

Our technical plan for the winter of 2012 is to conduct metallurgical studies on Iron Mountain ore, including the engagement of a laboratory for compression and crush testing. During 2013, we intend to evaluate and design a laboratory-scale test program for the production of high value-added semi-steel and titanium products, replicating the historical studies from the 1960's completed by the Natural Resources Division of the Union Pacific Railroad Company. We further anticipate that during 2013, we plan to implement an additional drill and exploration program at Iron Mountain, designed to upgrade the technical nature of the deposit. Also during 2013, we hope to initiate work towards completing a feasibility-level report for the development of Iron Mountain.

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

Results of Operations

From Inception on June 5, 2007 through September 30, 2012

Our cash at September 30, 2012 was $275,162. For the period from inception (June 5, 2007) to September 30, 2012 we had $4,855 in revenues and incurred net loss of $3,901,143.

As a result of receiving minor revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the three months ended September 30, 2012, our net loss was $882,912. Since our inception to September 30, 2012, our accumulated deficit was $3,901,143.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

For the three and nine months ended September 30, 2012 compared to 2011

Our net loss and comprehensive loss for our interim period ended September 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:
	Three Months	Three Months	Nine Months	Nine months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011
Revenues	$--	$--	$--	$--
Total Operating Expenses	882,912	338,228	2,870,947	371,483
Loss From Operations	(882,912)	(338,228)	(2,870,947)	(371,483)
Other Income (Expenses)	--	--	--	17,631
Net Loss	(882,912)	(338,228)	(2,870,947)	(353,852)

Total operating expenses increased 161.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our operating expenses for the three months ended September 30, 2012 primarily consists of stock-based compensation, investor relations, and general and administrative expenses.  All expenses increased primarily due to start up of operations as a mining exploration company.

Total operating expenses increased 672.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our operating expenses for the nine months ended September 30, 2012 primarily consists of stock-based compensation, investor relations, and general and administrative expenses.  All expenses increased primarily due to start up of operations as a mining exploration company.

Liquidity and Capital Resources

Working Capital
	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Current Assets	$300,162	$143,066
Current Liabilities	270,338	22,104
Working Capital(Deficiency)	$29,824	$120,962

As of September 30, 2012, we had $275,162 in cash, as compared to $118,066 as of December 31, 2011. Our cash increased due raising of capital via a private placement, offset by operating expenses during the period.

As of September 30, 2012, we had accounts payable of $63,399, as compared to $21,457 as of December 31, 2011. Our accounts payable increased due to increased exploration costs.

As of September 30, 2012, we had a current portion of promissory note of $189,853, as compared to $nil as of December 31, 2011. Our current portion of promissory note increased due payments due under the Wyomex property acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

As of September 30, 2012, we had accrued expenses to related parties of $17,086, as compared to $647 as of December 31, 2011. Our accrued expenses to related parties increased due payments due to a related party for office expenses and payroll.

Cash Flows
	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30, 2012	September 30, 2011
Net Cash Used in Operating Activities	$(758,404)	$(221,787)
Net Cash Used in Investing Activities	(85,000)	(80,124)
Net Cash Provided by Financing Activities	1,000,500	1,008,631
Net Increase in Cash	$157,096	$706,720

Cash Flows Used In Operating Activities

Our cash used in operating activities for the nine month period ended September 30, 2012 increased for the comparative nine month period ended September 30, 2011 due to start up of operations as a mining exploration company.

Cash Flows Used In Investing Activities

Our cash used in investing activities for the nine month period ended September 30, 2012 increased for the comparative nine month period ended September 30, 2011 due to payments under the Wyomex mineral property option.

Cash Flows Provided By Financing Activities

Our cash provided by financing activities for the nine month period ended September 30, 2012 decreased for the comparative nine month period ended September 30, 2011 due to slightly less funds raised under a private placement.

Securities Purchase Agreement with Ascendiant Capital Partners, LLC (Equity Line of Credit)

On October 18, 2012, we entered into a securities purchase agreement (the “Equity Line of Credit Agreement”) with Ascendiant Capital Partners, LLC (“Ascendiant”), pursuant to which we may sell and issue to Ascendiant, and Ascendiant is obligated to purchase from us, up to $10,000,000 worth of shares of our common stock from time to time over a 36-month period, provided that certain conditions are met. The financing arrangement entered into by us and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

In connection with the Equity Line of Credit Agreement, on October 18, 2012, we entered into a registration rights agreement with Ascendiant. Pursuant to the registration rights agreement, we agreed to use our commercially reasonable efforts to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) on or prior to November 16, 2012 and to have the registration statement declared effective by the SEC by February 14, 2013. The registration statement is to register shares of common stock to be purchased under the Equity Line of Credit Agreement and the shares of common stock to be issued to Ascendiant as the Commitment Shares (as defined below).

Pursuant to the Equity Line of Credit Agreement, we may, in our sole discretion, issue and exercise drawdowns against $10,000,000 over a 36-month period (the “Commitment Period”) commencing on the seventh trading date following the date that the initial registration statement to be filed pursuant to the registration rights agreement is first declared effective. Before we can exercise a drawdown, we must have caused a sufficient number of shares of our common stock to be registered to cover the resale of the shares to be issued pursuant to a drawdown and the daily volume weighted average price of our common stock (the “VWAP”) must be greater than $0.01 per share on the trading day immediately prior to each drawdown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

We may request a drawdown once every eight trading days and there must be a minimum of three trading days between each drawn down request.

The maximum amount we can draw down at any one time is an amount equal to (i) 20% of the average daily trading volume of our common stock during the 10 trading days prior to the date of the drawdown request, multiplied by (ii) the average of the VWAPs of our common stock during such 10 trading day period. Notwithstanding the foregoing, no drawdown can exceed $250,000 or such amount that would otherwise cause Ascendiant to exceed a beneficial ownership of 9.99% of our outstanding common stock.

On the day following the delivery of the drawdown notice, a valuation period of five trading days will start. On each of the five trading days during the valuation period, the number of shares to be sold to Ascendiant will be determined by dividing 1/5th of the drawdown amount by the purchase price on each trading day. The purchase price will be the lesser of (i) 90% of the VWAP of our common stock on that day and (ii) the price that is $0.01 below the VWAP on that date.

If the purchase price on any trading day during the five trading day calculation period is below the minimum price specified by us, then Ascendiant will not purchase any shares on that day, and the drawdown amount will be reduced by 1/5th for each such trading day withdrawn.

The term of the Equity Line of Credit Agreement will end 36 months from the date the initial registration statement filed by us pursuant to the registration rights agreement is first declared effective by the SEC, unless otherwise terminated earlier. The Equity Line of Credit Agreement will terminate if (i) our common stock is no longer quoted on the OTC Bulletin Board unless the cessation of quotation is in connection with a subsequent listing of our common stock on the Nasdaq Capital Market, NYSE Amex, the New York Stock Exchange, the Nasdaq National Market, the BX Venture Market, the OTCQB or the OTCQX, (ii) we file for protection from creditors under any applicable law or (iii) the registration statement is not declared effective by the SEC on or before July 12, 2013. In addition, we may terminate the Equity Line of Credit Agreement upon five trading days’ notice.

In consideration for agreeing to the terms of the Equity Line of Credit Agreement, we agreed to issue the following shares of our common stock (the “Commitment Shares”):
•	150,015 shares of our common stock no later than 30 days following the initial closing date;
•
on the trading day (the “Second Payment Date”) which is 30 calendar days following the initial closing date, a number of shares of our common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Second Payment Date;

•
on the trading day (the “Third Payment Date”) which is immediately following the date that the initial registration statement filed by us pursuant to the registration rights agreement is first declared effective by the SEC, a number of shares of our common stock equal to 1% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Third Payment Date provided that, if the number of Commitment Shares to be delivered to Ascendiant on the Third Payment Date causes Ascendiant to receive an aggregate number of Commitment Shares (as of the Third Payment Date) of less than 2% of $10,000,000, then additional Commitment Shares are to be issued to Ascendiant on the Third Payment Date so that it has received an aggregate number of Commitment Shares (as of the Third Payment Date) of at least 2% of $10,000,000.

•
on the trading day (the “Fourth Payment Date”) in which we have received at least $1,000,000 in aggregate upon drawdowns, a number of shares of our common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fourth Payment Date;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

•
on the trading day (the “Fifth Payment Date”) in which we have received at least $2,000,000 in aggregate upon drawdowns, a number of shares of our common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fifth Payment Date;

We issued and intend to issue the Commitment Shares and shares of our common stock upon drawdowns in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933.

In addition, we reimbursed Ascendiant $5,000 and have agreed to reimburse them for up to $7,500 for its actual legal fees and expenses incurred in connection with this transaction

The full text of the forms of the Equity Line of Credit Agreement and related registration rights agreement described above are attached hereto as Exhibits 10.1 and 10.2, respectively.

Securities Purchase Agreements (Debentures)

On October 18, 2012, we entered into securities purchase agreements (the “Debenture Purchase Agreements”) with two  investors (the “Investors”), pursuant to which we sold an aggregate of $235,300 face value in principal amount of 5% convertible debentures due October 18, 2013 (the “Debentures”). In addition to the Debentures, we issued an aggregate of 705,901  common stock purchase warrants (the “Warrants”) with each Warrant entitling the holder to acquire one share of our common stock at a price of $0.25 per share for three years. The Investors paid us the aggregate subscription amount of $200,000 for the Debentures and the Warrants, which subscription amount was at a 15% discount from the principal amount of the Debentures.

Interest accrues daily on the outstanding principal amount of the Debenture at a rate per annual equal to 5% on the basis of a 365-day year. On the maturity date of October 18, 2013, we must pay the holder of the Debenture any accrued but unpaid interest on the aggregate unconverted and then outstanding principal amount of the Debenture, and on each date the conversion of the principal amount and, if applicable, interests under the Debenture, we must pay to a holder of the Debenture any accrued but unpaid interest on that portion of the principal amount then being converted, which amount may be added to and included in the principal amount being so converted on such date by the holder.

If we fail to pay any accrued and unpaid interest payable within three trading days following notice of late payment from a holder of the Debenture, then such overdue amount will entail a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law which will accrue daily from the date such interest was originally due through and including the date of actual payment in full.

The principal amount owing under the Debentures together with any interest accrued under the Debenture, are convertible into shares of our common stock at the option of the holders of the Debentures. The conversion price is equal to the lesser of (i) $0.27 during the six months following October 18, 2012, and $0.35 thereafter and (ii) 70% of the average daily VWAPs for our common stock during the 10 consecutive trading days immediately preceding applicable conversion date. The holder must not convert more than 30% of the initial principal sum into shares of our common stock at a price below $0.15 during any calendar month and must not convert more than 20% of the original principal sum into shares of our common stock at a price below $0.11 during any calendar month.

If at any time prior to the maturity date of October 18, 2013, our common stock has for any 20 consecutive trading day period (i) an average daily VWAP price of $1.00 per share or greater, and (ii) an average daily trading volume of 100,000 shares or greater, we have the right (but not obligation) to convert the Debentures at the then applicable conversion price.

We must not affect any conversion of the Debentures and the holders of the Debentures do not have the right to convert the Debentures, to the extent that the holder (together with the holder’s affiliates) would beneficially own in excess of the beneficial ownership limitation (currently 9.99% of our outstanding common stock).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

In connection with the Debenture Purchase Agreement, on October 18, 2012, we entered into a piggyback registration rights agreement with the Investor, pursuant to which we agreed to register shares of our common stock issued on exercise of the Warrants or issuable to the Investor pursuant to the Debenture, together with any interest thereon accrued but unpaid, if we determine to proceed with the preparation and filing with the SEC of a registration statement relating to an offering for our own account or the account of others under the Securities Act of 1933.

In the event that there is no effective registration statement which registers the resale by the warrant holder of the shares underlying the Warrants, the Warrants may be exercised by means of a cashless exercise.

We must not affect any exercise of the Warrants and the holder of the Warrants does not have the right to exercise the Warrants, to the extent that the holder (together with the holder’s affiliates) would beneficially own in excess of the beneficial ownership limitation (currently 4.99% of our outstanding common stock).

We issued the Debenture and Warrants in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933

We paid Ascendiant $5,000 and have agreed to pay up to $7,500 for its legal fees and expenses. We also paid  $11,250 and issued common stock purchase warrants to purchase up to 52,943 shares of our common stock to Ascendiant as placement agent fees.

On October 25 and 26, 2012, Ascendiant Capital Partners and the Investors collectively exercised their full allotment of warrants on a cashless basis and received a total of 556,183 restricted shares of the Company.

Going Concern

At September 30, 2012, we had an accumulated deficit of $3,901,143 since our inception and incurred a net loss of $882,912 for the three month period ended September 30, 2012.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Associated with Mining

All of our mineral properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource or reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

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

ITEM 1A.  RISK FACTORS - continued

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

There can be no assurance that we can comply with all material laws and regulations that apply to our activities. Current laws and regulations could be amended and we might not be able to comply with them. Further, there can be no assurance that we will be able to obtain or maintain all permits or bonds necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Exploration, development and exploitation activities are subject to comprehensive regulation and permitting which may cause substantial delays or require capital outlays in excess of those anticipated causing a material adverse effect on us.

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

ITEM 1A.  RISK FACTORS - continued

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the geological, technical and operating hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical capabilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

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

ITEM 1A.  RISK FACTORS - continued

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

We have only commenced the initial stage of exploration of our mineral property, and have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of iron ore or other valuable minerals on our Wyoming Iron Complex. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of iron ore or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected geologic formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

ITEM 1A.  RISK FACTORS - continued

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2012, we had working capital of $29,824. We incurred a net loss of $882,912 for the three months ended September 30, 2012, and $3,901,143 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

As of January 11, 2012, closed a private placement financing in the gross amount of $1,000,500, and on October 18, 2012, we closed a private placement financing in the gross amount of $200,000, and received a commitment for up to $10 million through a securities purchase agreement/equity line financing. However, we do not have any firm commitments for funding beyond this recent placement as the ability to receive funding through the securities purchase agreement/equity line is dependent upon a number of conditions, which may or may not be satisfied. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to explore and develop our properties. Achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares covered and, if necessary through one or more private placement or public offerings and through the securities purchase agreement and equity line financing. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

ITEM 5.  OTHER INFORMATION.

Effective September 5, 2012, we entered into a consulting and professional service agreement with NuWa Group LLC, whereby NuWa will provide us with corporate advisory, corporate finance, strategic planning, marketing and related advisory services in consideration for the issuance of 500,000 shares of restricted common stock of our company, which are due and issuable within 10 days of the effective date.

The term of the agreement is for a period of 6 months, provided, however, that we may extend the agreement for a successive 6 month period. If we decide to extend the agreement, as consideration we will issue and additional 500,000 shares of restricted common stock of our company on the same delivery schedule.

NuWa Group LLC is a U.S. person and we expect rely on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to issue the shares of our common stock.

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

ITEM 6.  EXHIBITS - continued

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
10.18
Consulting and Professional Service Agreement dated effective September 5, 2012 between Titan Iron Ore Corp. and NuWa Group, LLC. (incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on September 14, 2012)

10.19	Form of Securities Purchase Agreement (Equity Line of Credit) (Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
10.20	Form of Registration Rights Agreement (Equity Line of Credit) (Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
10.21	Form of Securities Purchase Agreement (Debenture) (Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
10.22	Form of Debenture(Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
10.23	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
10.24	Form of Piggyback Registration Rights Agreement (Debenture) (Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2012)
16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	2011 Stock Option Plan (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:/s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date:November 15, 2012

By:/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:November 15, 2012