Form 10-K/A
period 2011-12-31
Titan Iron Ore Corp.
filed 2013-04-01
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates the disclosure under the heading “Item 1 Business – Our Current Business – Progress” of Part I of the Annual Report on Form 10-K for the year ended December 31, 2011 that was filed by Titan Iron Ore Corp. with the Securities and Exchange Commission on April 16, 2012.

Except for the correction of the disclosure noted above, this Amendment No. 1 to Annual Report on Form 10-K/A does not update any disclosure from, or reflect any event occurring subsequent to April 16, 2012, which is the filing date of the original Annual Report on Form 10-K. The other information in this Amendment No. 1 is only provided as a convenience to the reader.

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

Progress

On October 13, 2011, we announced a targeted first phase drilling program of 1700 feet at the Strong Creek Property in the Wyoming Iron Complex.  A total of three HQ (2.5 inch diameter) diamond drill holes were completed to duplicate and verify drilling results obtained by Union Pacific Resources [c.  1955], the State of Wyoming [1995], and Radar Acquisitions Limited (2005).  One hole was extended to a depth of 700 feet to explore the vertical potential of the mineralized zone.  All work during this phase was done on the Strong Creek Project, the larger of Titan’s two projects within the Wyoming Iron Complex.  All samples were collected by drill crews with onsite supervision and placed in standard core boxes then transported to the facilities of Wyoming Analytical Laboratories Inc. in Laramie Wyoming.   There, the core samples were cut in half lengthwise, then logged as to rock type, mineralization and structure.  Samples were then taken consisting of one half of the cut core over a five foot interval, bagged and transported to the staff of the laboratory.  There, samples were catalogued in the laboratory’s management system and then taken to their preparation lab where they were crushed, screened and split to obtain a representative sample for analysis.  These representative samples were then sent to Wyoming Analytical Laboratories’ satellite lab in Golden Colorado where they were analyzed using X-Ray Fluorescence [XRF] methodology for Iron, Titanium, and Vanadium. The results of the Phase 1 drilling program are summarized as follows:

	From	To	Interval
Hole SC - 2011 - 01	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	0	700	700	19.719%	6.129%	0.117%
Including 430 ft	70	500	430	19.950%	6.225%	0.119%
Which itself included 5 ft	350	355	5	26.720%	12.560%	0.155%
Including an additional 196 ft	504	700	196	19.617%	6.110%	0.114%
	From	To	Interval
Hole SC - 2011 - 02	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	0	652	652	16.184%	5.049%	0.090%
Including 410 ft	0	410	410	17.511%	5.606%	0.433%
Which itself included	0	258	258	17.839%	5.925%	0.107%
And 65 ft of	340	405	65	18.945%	5.822%	0.118%
Including an additional 30 feet of	550	580	30	21.408%	6.490%	0.104%
	From	To	Interval
Hole SC - 2011 - 03	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	22	597	575	16.947%	4.690%	0.111%
Including 137 ft of Lower grade	22	137	115	13.559%	2.098%	0.074%
Including 460 ft Higher Grade	137	597	460	17.745%	5.335%	0.120%

All three holes were collared in iron-titanium-vanadium mineralization and were terminated in iron mineralization higher than hole averages, suggesting that mineralization extends to greater depth.  Holes 1 and 2 were in higher grade material from the surface to the bottom of the hole.  Hole 3 encountered weaker iron grades near the surface but strengthened for the last 3/4 of the hole.   All values expressed here are weighted average grades over the core length specified.

In the case of the Strong Creek Property the prospect is without known reserves and our program of work has been and remains exploratory in nature.  There are no existing facilities or historic mining or mineral processing facilities on this site.

ITEM 1. BUSINESS - continued

Quality assurance and control (QA/QC) measures consisted of the analysis of duplicate samples which were taken at 50 foot intervals and tested in the same manner and a random series of samples from rejects were sent to SGS Lakefield Laboratories in Lakefield Ontario, Canada which acted as an umpire laboratory.  SGS also performed Davis tube tests on selected random samples as a preliminary test for magnetic iron recovery.

All sample rejects were retained for a period of 90 days in the event any retesting was considered necessary.  All remaining core was retained for future reference and analysis and sent to a secure and locked storage facility.

All work conducted during this program is under the direct control of the independent consulting geologist who managed the activities of the drilling contractor, civil contractor, and laboratory personnel.  Water for drilling was provided by the rancher who holds the surface and water rights.  All other supplies, fuel and power were provided by the drilling contractor.

All permits were obtained through the Land Division of the Wyoming Department of Environmental Quality, (WDEQ), the lead agency in Wyoming for permitting and reclamation matters. All holes were abandoned and reclaimed in accordance with the policies and procedures of WDEQ and included capping of the holes, re-contouring the surface and reseeding with an approved seed mix vegetation.  In November 2012, the drill sites were re-contoured and reseeded to the satisfaction of the surface rights owner. On November 30, 2012, as required by Wyoming statutes, the Company filed Notices of Abandonment for the three drillholes with the Wyoming State Engineer’s Office.

Titan also has the Iron Mountain property under lease at the Wyoming Iron Complex.   This is an historic mining operation, located approximately 6 miles to the east of Strong Creek, which has a small, existing open pit and iron ore stockpile, estimated by visual inspection at 50,000 tons, on the property. This stockpile has not been professionally surveyed as we do not currently have access to the site, as described below. Four representative samples from this stockpile were taken by Mountain Cement Company in 2009 and tested in their Laramie laboratory using X- Ray Fluorescence methods which yielded the following results:

Sample Name	TiO2%	Fe2O3%
Surface Material	18.62	56.63
North Side Pile	16.43	53.24
South Pile 1	14.55	52.66
South Pile 2	13.88	48.26
South Pile 3	13.75	49.99

Average	15.446	52.156

This range of values is consistent with the grades found in historic drill holes which were completed in the 1950’s and 1960’s.

The Iron Mountain Project is situated on private fee property, and the lease held by Titan includes all surface, mineral, and water rights on the 160 acre parcel.  When this property was operating it was served by a dedicated power line connecting to the grid which can be reconnected should the project be reactivated. There are no other existing facilities on this site, but there are internal pit roads. Some 100 drill holes were drilled on this property in the 1950’s and 1960’s defining an iron-titanium mining resource which underpinned internal feasibility work undertaken by previous operators. Titan does not currently have access to Iron Mountain (please see the discussion under the heading “Mineral Properties – Description of Property, Location, Means and Access” for additional details)

Physical access to the site is obtained over county and state public roads, and private roads. The site lies 40.2 miles by road northeast of the city of Laramie, Wyoming.  Access from Laramie is as follows:

•	staring in Laramie go north on US 287/State Road (SR) 30 (paved) for 18.1 miles to the Junction with SR 34,
•	turn Northeast on SR 34 (paved) and proceed for 10.8 miles to the junction with County Road 12 (Sybille Rd),
•	proceed 10.8 miles along County road 12 (asphalt) to the intersection with Wayside Rd, veer left and continue on County Rd 12 (dirt) for another 1.3 miles, and
•	turn East (Left) on a private dirt road and continue for 4.3 miles until arriving at the Iron Mountain Project.

ITEM 1. BUSINESS - continued

Work Program

Currently our work at Iron Mountain remains exploratory in nature. We have not performed any feasibility level work to ascertain whether Iron Mountain ores are economically viable in terms of processing and shipping to potential customers . At this time we maintain an environmental bond with the WDEQ covering historic reclamation liabilities at Iron Mountain and an operating permit for Limited Mining Operations under a 10 acre exemption pursuant to W.S. Section 35-11-401 (c)(vi).

Our planned work program is focused on proving up a viable reserve at Iron Mountain.  There is considerable information available from past work programs which can potentially be incorporated into a modern mine plan and plan of operations if substantiated by confirming drill data.

This work program, when access is granted, will involve:
1.	The twinning of several of the historic drill holes to confirm the grades of Fe, Ti and other elements, followed by a more extensive drilling program.
2.	The testing and evaluation of the Iron Mountain ores by potential customers as well as Titan’s use of independent third party laboratories.
3.	Benchmark environmental and archeological studies to satisfy the requirements of permitting with the WDEQ.
4.	Establishing cost and scheduling parameters for a feasibility study/operations plan that along with funding will permit the initiation of production.

Much of the above work can be done contemporaneously and can be completed in such a manner that the operating plan and feasibility study can for the basis for a production decision.

Markets

The market for iron ore has seen a substantial improvement over the last 6 years, as demand and market prices have increased.

ITEM 1. BUSINESS - continued

Figure 1 China import Iron Ore Fines 62% FE spot (CFR Tianjin port), US Dollars per Dry Metric Ton

Source: http://www.indexmundi.com/commodities/?commodity=iron-ore&months=60

Iron Mountain ores are rich in titanium, and alone are not suitable for the production of typical iron concentrates (through conventional mining concentrating and processing methods) which are normally used by blast furnaces for manufacturing steel. However, more recently, steelmaking companies have been importing iron ores with higher titanium content as a blend in their blast furnaces.  As the ore melts, the titanium fills in cracks in the carbon bricks that line the hearth in the blast furnace which develop over time.  This can extend the life of the hearth and increase the useful life of a furnace before a major and costly relining of the blast furnace is necessary.  Currently much of this type of material used by US and Canadian Midwestern blast furnaces, in the Great Lakes region, is imported as ilmenite (FeTiO3) from South Africa, Canada or the Ukraine and has a TiO2 content of 30% to 32% at a landed cost (CIF) at the furnace of $300 per tonne. Potential customers for Iron Mountain ore are steel blast furnaces, for example in Gary, Indiana (1030 rail miles from Laramie) or Hamilton, Ontario, Canada (1470 rail miles from Laramie). Pricing for the Iron Mountain ores will be subject to direct negotiations with customers.  There are no “typical market specifications” or “typical furnace terms” for these sorts of Fe-Ti ores within the steel blast furnace industry, although we understand generally that are limits on certain types of elements in the ore which could trigger a penalty, such as sulphur, phosphorus, and aluminum, and size and density characteristics.  Preliminary discussions with potential customers through our marketing agents, based on historical sampling analyses set forth above, indicate that the Iron Mountain ores at 15% TiO2 could be a competitive alternative to imported ilmenites at 30% TiO2 levels, and that the Fe and Ti grades at Iron Mountain are acceptable to these customers. We have not yet provided ore samples to potential blast furnace customers for analysis and testing.

Titanium dioxide (TiO2) is primarily used in the manufacture of pigments for paint and coloring.  Ilmenites used in the manufacture of pigments have a TiO2 content of 50% to 52%.  This indicates that the Ti material being sold to the steel industry is subgrade material that is not suitable for the primary titanium market without further processing and concentrating.

Iron Mountain Ores would be produced on a Run of Mine (ROM) basis and shipped as “Lump Ore” or “Direct Ship Ore”.  ROM ores generally signifies mined materials, for which processing usually includes only mining (drilling and blasting), crushing and screening to size.  Based on preliminary discussions, with our marketing agents and potential customers, Iron Mountain ores would be crushed and screened to between 1.5 to 3 inches to meet general steel industry customer specifications.

Fines or undersize material (less than 1.5 inches) will be marketed to the regional cement industry for use in the production of cement where fine, iron-containing material is preferred.  The current stockpile at Iron Mountain fits this purpose and Iron Mountain material has been used historically to meet the needs of area cement producers. Pricing and quantity of potential off-take is dependent on the quality and process requirements of each potential cement plant customer. Prices paid by local cement companies for iron ore are in the range of $25-30 per ton FOB minesite.

ITEM 1. BUSINESS - continued

Estimated Production Costs to a Marketable Product.

Material at Iron Mountain is not directly marketable without some basic mining and processing operations. We have not performed a feasibility study to determine the economic viability of these operations.  The operating costs stated herein for Fe/Ti ores going to Midwestern blast furnaces, and for Fe-containing stockpile materials to local cement plants, are estimates only, and are based on information from public records, and discussions with potential contractors. These estimated costs are as follows:

For mining and shipping of ROM Fe-Ti ores to Midwestern blast furnaces:

•	Contract Mining (Drill, Blast, Load, Haul, Crush & Screen)	$15.00/tonne
•	Truck transportation to Union Pacific Rail
•	Siding in Laramie (40 miles @ 0.22/tonne mile)	$8.80/tonne
•	Rail Transportation to US Midwest Market	$28.00/tonne
•	Site supervision and Management	$1.50/tonne
Total Delivered Cost		$53.30/tonne

For loading and shipping of stockpile materials to local cement producers:

•	Loading Trucks	$0.50/tonne
•	Site supervision and Management	$1.50/tonne
•	Shipping via truck to Laramie (Mountain Cement)	$8.80/ton
Total Delivered Cost		$10.80/ton

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

ITEM 1. BUSINESS - continued

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

10.12	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.13	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.14	Asset Purchase Agreement between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.15	Note between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.16	Mortgage between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
16	Letter re change in certifying accountant
16.1	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 25, 2009)
16.2	Letter from Moore and Associates Chartered to the SEC dated February 23, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 9, 2009)
16.3	Letter from independent accountant to SEC dated March 11, 2009 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on March 12, 2009)
16.4	Letter from independent accountant to SEC dated August 16, 2011 (Incorporated by reference to the Current Report on Form 8-K/A, previously filed with the SEC on August 18, 2011)
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
95*	Mine Safety Disclosure
99.1	Stock Option Plan (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

Number	Document
101.INS **	XBRL INSTANCE DOCUMENT
101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.
** Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

/s/ Andrew Brodkey
Andrew Brodkey
President, Chief Executive Officer and Director
(Principal Executive Officer
Date:  April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Brodkey
Andrew Brodkey
President, Chief Executive Officer and Director
(Principal Executive Officer
Date:  April 1, 2013

/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 1, 2013

/s/ Ronald Richman
Ronald Richman
Director
Date : April 1, 2013