Form 10-K
period 2012-12-31
Titan Iron Ore Corp.
filed 2013-04-01
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52917

TITAN IRON ORE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3040 North Campbell Ave. #110, Tucson, Arizona 85719

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code	(520) 989-0020

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Nil	N/A

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

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $20,219,870, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2012 of $0.47 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2013, there were 53,320,040, shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this annual report on Form 10-K include statements about:
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

ITEM 1. BUSINESS - continued

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining exploration, development and production; and
•	the risks in the section entitled “Risk Factors”.

Any of these risks could cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this annual report on Form 10-K.

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

In this annual report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our” and “our company” mean Titan Iron Ore Corp. unless the context clearly indicates otherwise.

Corporate Overview

We were incorporated in the State of Nevada on June 5, 2007. Our plan after our inception on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD. We produced nominal revenues of $4,855 in our early stages as a result of sales efforts undertaken.

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

On October 18, 2012 we entered into agreements to secure up to $10 million in equity line financing. Separately, we also received $200,000 in funding from convertible debentures.

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

ITEM 1. BUSINESS - continued

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

On April 10, 2012, we entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Wyomex LLC whereby we purchased the Wyoming Iron Complex mineral project located in Albany County, Wyoming.

The purchase price for the Wyoming Iron Complex is $7,000,000 payable as follows:
•	Acknowledgement by Wyomex and credit to us of the sum of US $60,000, previously received by Wyomex for expenses and option payments related to the Wyoming Iron Complex.
•	Immediate payment by us to Wyomex of US $85,000, which payment was received by Wyomex on April 1, 2012.
•
A promissory note (the “Note”) in the principal amount of US $6,855,000 was executed by us and delivered to Wyomex on April 10, 2012. The Note is interest-free. All Advance Production Payments and Production Payments (defined below) paid to Wyomex will be credited against any outstanding balance of or amounts due under the Note. The Note is secured by a purchase money mortgage (the “Mortgage”). As of March 25, 2013, there was $6,791,438 outstanding under the Note.

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

Option Agreement with Globex Mining

On July 19, 2011, we entered into an option agreement with Globex Mining Enterprises Inc. ("Globex") effective July 12, 2011 (the "Globex Agreement"), pursuant to which Globex granted us the right (the "Option") for a period of 90 days from July 12, 2011 to acquire an undivided 100% interest in and to 202 mining claims (the "Property") located in the Labrador trough area in the Province of Quebec, Canada.

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

Compliance with Environmental Laws

Our business plan calls for exploration activities and future mining operations. These activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We expect to make in the future, significant    expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial    condition or results of operations. In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

Government Regulation

Mining operations and exploration activities are subject to various federal, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. In the United States, the Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the "General Mining Law").  Unless it has been conveyed, the Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking.

Employees and Key Consultants

Our company has one full time employee and 5 part time consultants.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-K in evaluating our company and our business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

ITEM 1A. RISK FACTORS - continued

Risks Associated with Mining

All of our mineral properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource or reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, we will not be able to develop our properties.

We have not established that our mineral properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, we will not be able to develop our properties.

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

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits or bonds required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

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

ITEM 1A. RISK FACTORS - continued

Exploration, development and exploitation activities are subject to comprehensive regulation and permitting which may cause substantial delays or require capital outlays in excess of those anticipated.

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

Environmental and other legal standards imposed by federal, provincial, state or local authorities may be changed and any such changes may prevent us from conducting planned activities or may increase our costs of doing so. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing a material adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which could materially alter and negatively affect our ability to carry on our business.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to explore and fully establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources.

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

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of iron ore, iron tailings, titanium ore, and associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

ITEM 1A. RISK FACTORS - continued

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional mineral claims or selling all of the products that we produce. If we cannot acquire properties to explore for mineral resources, or successfully sell our mineral products, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

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

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found.

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

We are currently unable to conduct activities on our property because an owner of an adjoining property has denied us access to our property.

On December 7, 2012, we filed suit in state court in Albany County, Wyoming against DSS Holdings LLC and Douglas Samuelson (“Samuelson”) to regain, on a preliminary basis, use of a  road to access the Iron Mountain part of the Wyoming Iron Complex, which crosses Samuelson’s property. On February 11, 2013, our petition to use the road was denied. Samuelson has locked the gate across the road and denied our repeated requests for access. The suit was filed in the District Court of the Second Judicial District in Wyoming, after negotiations between the parties were unsuccessful. We are now pursuing  condemnation efforts, and are also seeking another preliminary access hearing, but if we cannot gain access to our property, we may not be able to conduct studies and collect samples of iron ore from the existing Iron Mountain pit and stockpile in order to evaluate the suitability of these materials to meet the specifications of potential customers. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508, and have sent another letter as a precursor to a second preliminary access hearing.

Because access to our mineral property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral property may be restricted during the period between October and April of each year because the period between these months can typically feature heavy snow cover, extreme cold and high winds which makes it difficult if not impossible to carry out exploration and other activities at the Wyoming Iron Complex.  We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays may prevent us from exploring and developing the Wyoming Iron Complex property.

Because our Chief Executive Officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our President and Chief Executive Officer will devote approximately 50% of his working time on providing management services to us. If the demands on our executive officer from his other obligations increase, he may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

We may have to pay severance to our Chief Executive Officer.

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

ITEM 1A. RISK FACTORS - continued

Mr. Brodkey’s employment contract defines "cause" to mean (i) following delivery to Mr. Brodkey of a written demand for performance from us, which describes the basis for our belief that Mr. Brodkey has not substantially performed his duties, Mr. Brodkey’s continued willful violation of his obligations to us, which are demonstrably willful and deliberate on his part for a period of thirty (30) days after written notice thereof, (ii) Mr. Brodkey being convicted of a felony involving moral turpitude, (iii) Mr. Brodkey willfully breaching any material term of his employment agreement or any other agreement with us, which continues uncured for a period of thirty (30) days after written notice, or (iv) without the consent of us, or as otherwise provided for herein, his commencement of employment with another employer while he is an employee of our company.

Mr. Brodkey’s employment with our company may be regarded as having been constructively terminated by us, and Mr. Brodkey may therefore terminate his employment for “good reasons” if, before the end of his employment period, one or more of the following events shall occur: (i) the relocation of him to a facility or a location more than 50 miles from his then present employment location, without his express written consent; or (ii) the failure of our company to obtain the unqualified assumption of his employment agreement by any successor upon a change of control.

As of March 25, 2013, we would have to pay our Chief Executive Officer $270,000 in severance and the maximum amount we would have to pay is $360,000.  In the event we are required to make these severance payments, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.

Risks Related to Our Company

If we are unable to pay the promissory note when obligations become due, Wyomex LLC may take proceedings to liquidate our holdings.

In connection with the acquisition of the Wyoming Iron Ore Complex, we issued a promissory note to Wyomex LLC. The promissory note has a principal amount of US$6,855,000 and is interest-free. As of March 25, 2013, there was $6,791,438 outstanding under the promissory note. The promissory note is secured by a purchase money mortgage of $6.8 million. The obligations under the promissory note are significantly greater than our current financial resources and we may not have the ability to pay the obligations under the promissory note. If we default on the promissory note and Wyomex LLC forecloses on the promissory note, Wyomex LLC could potentially liquidate the holdings of our company.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2012 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

As of the date of this annual report on Form 10-K, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weakness and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weakness and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have a limited operating history on which to base an evaluation of our business and prospects.

ITEM 1A. RISK FACTORS - continued

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2012, we had a working capital deficiency of $51,092. We incurred a net loss of $(4,440,179) since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

These circumstances lead our independent registered public accounting firm, in their report dated March 29, 2013, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that our company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to explore and develop our properties. Achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares covered and, if necessary through one or more private placement or public offerings, and via the securities purchase agreement/equity line financing. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

ITEM 1A. RISK FACTORS - continued

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Office

Our executive offices consist of 1,500 square feet are located at 3040 North Campbell Ave, Suite 110 Tucson, Arizona 85719. The office lease costs $2,100 per month, which, along with utilities and related expenses, is allocated proportionally among our company and several other junior mining companies which are administered by Kriyah Consultants LLC out of the same location. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Our registered agent is located at Eastbiz.com, Inc., 5348 Vegas Drive, Las Vegas, NV  89108.

Mineral Properties

Pursuant to the Asset Purchase Agreement, we have acquired a 100% interest in the Wyoming Iron Complex properties. The mineral concessions and rights that form the Wyoming Iron Complex property consist of 23 unpatented US mining claims (Strong Creek Claims) located under the Mining Law of 1872, comprising approximately 463 acres, and a  mineral leases (Iron Mountain Lease) totalling approximately 320 acres with Chugwater Mining Company. The mining claims were originally staked by John Simons, an individual, then conveyed to Wyomex Resources Inc, and then assigned to Wyomex LLC, a duly incorporated limited liability company under the laws of Wyoming., and are registered with the Office of the Registrar Albany County, Wyoming and with the US Bureau of Land Management located in Cheyenne Wyoming and registered in the name of Wyomex LLC in accordance with the requirements of the Mining Law of 1872.  Costs of maintaining the unpatented mining claims in 2010 were $140 per claim payable annually by August 31st. Wyomex LLC is also the lessee under the  aforementioned mineral lease, covering the fee estate for the SE¼ of Section 22, T.19N., R. 71W., 6th P.M., Albany County, Wyoming. Cost of the mining lease is $1000 per month payable as an advance royalty.

ITEM 2. PROPERTIES - continued

The unpatented lode mining claims are situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management are as follows:

County Records	BLM Serial #
Claim Name	Location Date	Book	Page	WMC & Location
VAN NO. 1	10-12-1976	256	946	127756 SW¼ Sec. 24
VAN NO. 2	10-12-1976	256	947	127757 SW¼ Sec. 24
VAN NO. 3	10-12-1976	256	948	127758 SW¼ Sec. 24
VAN NO. 4	10-12-1976	256	949	127759 SW¼ Sec. 24
VAN NO. 5	10-12-1976	256	950	127760 SW¼ Sec. 24
VAN NO. 6	10-12-1976	256	951	127761 SW¼ Sec. 24
VAN NO. 7	10-12-1976	256	952	127762 SW¼ Sec. 24
VAN NO. 8	10-12-1976	256	953	127763 SW¼ Sec. 24
VAN NO. 9	10-12-1976	256	954	127764 SW¼ Sec. 24
VAN NO. 10	10-12-1976	256	955	127765 SW¼ Sec. 24
VAN NO. 11	10-12-1976	256	956	127766 SW¼ Sec. 24
VAN NO. 12	10-12-1976	256	957	127767 SE¼ Sec. 24

TI NO. 15	10-12-1976	256	993	127744 NW¼ Sec 14
TI NO. 16	10-12-1976	256	993	127745 NE¼ Sec. 14

Document Number
VAN 13	07-17-2005	2005-6333	268116 SE¼ Sec. 24
VAN 14	07-17-2005	2005-6334	268117 SE¼ Sec. 24
VAN 15	07-17-2005	2005-6335	268118 E½ Sec. 24
VAN 16	07-17-2005	2005-6336	268119 E½ Sec. 24
VAN 17	07-17-2005	2005-6337	268120 NW¼ Sec 24
VAN 18	07-17-2005	2005-6338	268121 NW¼ Sec 24
VAN 19	07-17-2005	2005-6339	268122 NW¼ Sec 24
VAN 20	07-17-2005	2005-6340	268123 SW¼ Sec. 24
VAN 21	07-17-2005	2005-6341	268124 NW¼ Sec 24
VAN 22	07-17-2005	2005-6342	268125 NE¼ Sec. 24
VAN 23	07-17-2005	2005-6343	268126 NE¼ Sec. 24
VAN 24	07-17-2005	2005-6344	268127 NE¼ Sec. 24

Note:  The VAN Nos. 1-12 are included within Mineral Survey No. 605.

Technical Reports

All reports completed prior to January 2002 are considered to be “historic in nature” and are not compliant with National Instrument 43-101 or SEC Guide 7, and therefore cannot be relied upon.  In August 2005, a due diligence program was undertaken by Radar Acquisitions Corp. in which 10 rotary air blast drill holes were completed on a selected area of the Strong Creek portion of the property that exhibited higher grade titanium grades.  A technical report compliant with National Instrument 43-101 was produced for this area but its content is not considered to be applicable to our planned work program.

ITEM 2. PROPERTIES - continued

Description of Property, Location, Means and Access

The Wyoming Iron Complex is located approximately 30 miles north-northeast of the city Laramie in southeastern Wyoming, (See Figure 1 below). The Strong Creek Claims are located in the central portion of the Laramie Anorthosite Complex (LAC), approximately a one hour drive north from Laramie, along Hwy 287 to 34 and then secondary roads from the Greaser Ranch.  The Iron Mountain Leases are located approximately 6 miles to the east of Strong Creek and are accessible by secondary roads.  The Strong Creek portion of the Wyoming Iron Complex also lies 9 miles to the east of the main rail line of the Union Pacific. Power and water are available at the property.

On December 7, 2012, we filed suit in state court in Albany County, Wyoming against DSS Holdings LLC and Douglas Samuelson (“Samuelson”) to regain preliminary access to the Wyoming Iron Complex. The road used by us to access the Wyoming Iron Complex crosses Samuelson’s property. Samuelson has locked the gate across the road and denied our repeated requests for access. The suit was filed in the District Court of the Second Judicial District in Wyoming, after negotiations between the parties were unsuccessful. Under Wyoming Statute§ 1-26-507, we hoped to gain access to our property in order to conduct studies and collect samples of iron ore from the existing Iron Mountain pit and stockpile in order to evaluate the suitability of these materials to meet the specifications of potential customers. On February 11, 2013, our petition to use the road was denied. We are now pursuing the condemnation efforts and are also seeking another preliminary access hearing. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508, and have sent another letter as a precursor to a second preliminary access hearing..

The leases relating to the Wyoming Iron Complex, as amended by instrument dated February 1, 2012, continues in perpetuity until commercial production provided that a $1,000 per month advance royalty is paid (as adjusted for inflation). At the commencement of commercial production, the royalty is paid as a function of gross metal values on products produced and sold.

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

Figure 2 Wyoming Iron Complex

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

ITEM 2. PROPERTIES - continued

UPR conducted a comprehensive drilling program on both of the properties and which included bulk sampling and a 30,000 ton pilot plant test based on the Krupp Renn pyrometallurgical recovery process.  This was part of a study produced in 1968 later revisited in 1972 for the processing of Fe and Ti ore  which concluded that Iron  can be recovered  using the Iron Mountain ores and that the Strong Creek concentrates may also be  amenable to the Krupp Renn process.  The iron material produced from this process is referred to as Luppen – a semi-steel product containing 98.5% iron, considered to be a superior feed stock for electric arc furnaces as it contains none of the contaminants found in scrap or Pig Iron.  This test also confirmed that a portion of the Vanadium could be recovered as Vanadium Pentoxide.

In 1995, the State of Wyoming drilled 27 large bore rotary drill holes on the Strong Creek Property to obtain a bulk sample for testing by the laboratories US Bureau of Mines of Salt Lake City,  Utah and by Hazen Research Inc. of Golden, Colorado.  These tests demonstrated that the ore can be concentrated using a coarsely ground product (-20 + 40 mesh), followed by spiral concentration, magnetic separation, and electrostatic concentration to produce two distinct concentrates of Titanium Dioxide  and Magnetite – Vanadium .

To date, our activities have been limited to organizational matters, obtaining a geology report on the Strong Creek claims and planning and carrying out our initial, 2000 foot, 3-hole exploration program on the Strong Creek claims.

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
•
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

•
Age of Mineralization: Mainly Mid proterozoic (1.65 to 0.90 Bn Years old) for the ilmenite deposits, but this may be a consequence of a particular combination of tectonic circumstances, rather than any a prior temporal control. The Fe-Ti deposits with titaniferous magnetite do not appear to be restricted in time.

•
Host/Associated Rocks: Hosted by massive, layered or zoned intrusive complexes - anorthosite, norite, gabbro, diorite, diabase, quartz monzonite and hornblende pyroxenite. The anorthosites are commonly emplaced in granitoid gneiss, granulite, schist, amphibolite and quartzite. Some deposits associated with lower grade rocks.

ITEM 3. LEGAL PROCEEDINGS

On December 7, 2012, we filed suit in state court in Albany County, Wyoming against DSS Holdings LLC and Douglas Samuelson (“Samuelson”) to regain preliminary access to our Iron Mountain holdings. This road crosses Samuelson’s property. Samuelson has locked the gate across the road providing access to the Iron Mountain holdings and denied our repeated requests for access. The suit was filed in the District Court of the Second Judicial District in Wyoming, after negotiations between the parties were unsuccessful. Under Wyoming Statute§ 1-26-507, we hoped to gain access to our property in order to conduct studies and collect samples of iron ore from the existing Iron Mountain pit and stockpile in order to evaluate the suitability of these materials to meet the specifications of potential customers.

On February 11, 2013, our petition to use the road was denied. We are now pursuing the condemnation efforts and are seeking a second preliminary access hearing.. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508 and have sent another letter as a precursor to a second preliminary access hearing.

Other than the suit against DSS Holdings LLC and Samuelson, we know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board of Financial Industry Regulatory Authority under the symbol “TFER”.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2012	$1.13	$0.18
September 30, 2012	$0.53	$0.20
June 30, 2012	$1.23	$0.17
March 31, 2012	$1.81	$0.90
December 31, 2011	$1.10	$0.40
September 30, 2011(1)	$1.01	$0.98

1	The first trade of the shares of our common stock on the OTC Bulletin Board was July 12, 2011

On March 21, 2013, the closing price of our common stock as reported by the OTC Bulletin Board was $0.15 per share.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Transfer Agent

Our shares of common stock are issued in registered form.  Our transfer agent is Computershare, Inc., 350 Indiana Street, Suite 750, Golden CO 80401, phone (303) 262.0678.

Holders of Our Common Stock

As of March 21, 2013, there were 18 registered holders of record of our common stock. As of such date, 53,320,040 shares of our common stock were issued and outstanding.

Dividends

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.  We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	4,950,000	$0.71	4,997,400
Total	4,950,000	$0.71	4,997,400

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the audited and unaudited consolidated financial statements and related notes thereto included in this annual report on Form 10-K. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report on Form 10-K titled “Risk Factors” beginning at page 13 above and “Forward-Looking Statements” beginning at page 4 above.

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

Years Ended December 31, 2012 and 2011

We were incorporated in the State of Nevada on June 5, 2007. Our plan after our inception on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools and allows them to create and burn their own interactive digital yearbooks on CD/DVD.

On June 13, 2011, we entered into a mineral property option acquisition agreement (“Acquisition Agreement”) with J2 Mining Ventures Ltd. pursuant to which J2 Mining agreed to transfer, sell and assign all (100%) of its right, title and interest in and to an iron ore mineral property option agreement (the “Option Agreement”) regarding property located in Albany County, Wyoming.

On June 30, 2011, we closed the Acquisition Agreement and entered into an assignment agreement (the “Assignment Agreement”) with J2 Mining and the owner of the property, Wyomex LLC, transferring J2 Mining’s interest in the Option Agreement to our company.

Our cash as at December 31, 2012 was $120,433. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the period from inception (June 5, 2007) to December 31, 2012 we had operating revenues of $4,855 and incurred a net loss of $4,437,953. For the year ended December 31, 2012, our net loss was $3,407,757.

Our operating expenses for our fiscal years ended December 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
	$	$
REVENUES	-	-

OPERATING EXPENSES
Advertising	2,653	22,732
General and administrative	586,421	345,928
Impairment of mineral acquisition costs	-	50,124
Accretion on promissory note	113,394	-
Financing costs	8,391	-
Interest expense	2,385	-
Investor relations	227,687	22,046
Professional fees	154,767	93,056
Mineral property exploration costs	164,564	329,107
Stock-based compensation	2,133,251	107,772
Travel	14,244	1,543

TOTAL OPERATING EXPENSES	3,407,757	972,308

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total operating expenses increased by 251% for the year ended December 31, 2012 compared to the same period ended December 31, 2011.  The increase in expenses over the prior year was due primarily to higher general and administrative expenses, inverstor relations, and stock based compensation.

Liquidity and Capital Resources

Working Capital
	December 31, 2012	December 31, 2011
	(audited)	(audited)
Current Assets	$145,433	$143,066
Current Liabilities	$196,525	$22,104
Working Capital Deficiency	$(51,092)	$120,962

As of December 31, 2012, we had $120,433 in cash, as compared to $118,066 as of December 31, 2011. Our cash increased due to raising of capital via a private placement, offset by operating expenses during the period. As of December 31, 2012, we had accounts payable of $60,862, as compared to $21,457 as of December 31, 2011. Our accounts payable increased due to increased operating costs.

As of December 31, 2012, we had a current portion of promissory note of $127,353, as compared to nil as of December 31, 2011. Our current portion of promissory note increased due to payments due under the Wyomex property acquisition.

As of December 31, 2012, we had accrued expenses to related parties of $6,479, as compared to $647 as of December 31, 2011. Our accrued expenses to related parties increased due to amounts due to an officer.

We currently do not have sufficient capital to funds our needs for the next 12 months. We anticipate that the equity line, described below, once approved and effective, may be sufficient to meet our needs and we plan to rely upon it at least in part. Other possible sources of capital relate to: (1) sales from the stockpile of iron ore tailings at Iron Mountain which are a potential source of product to area cement producers, which we believe can provide revenue upon sale and delivery with minimal operational costs and under our existing State of Wyoming permit; and (2) the pit and titaniferous iron ore resource at Iron Mountain which is of interest to domestic steel mills as direct-ship feedstock, and which we believes could be developed and put in production upon securing of  permits, under a basic mine plan, and after minimal capital outlays of approximately $1,000,000. Both of these mining revenue possibilities are dependent first upon access to Iron Mountain which currently does not exist, and for which we have commenced a lawsuit in Albany County, Wyoming against the recalcitrant landowner.

Assuming that access to Iron Mountain can be gained, and that an operations plan and favorable economic cost data can be calculated,  Iron Mountain Ores would be produced on a Run of Mine (ROM) basis and shipped as “Lump Ore” or “Direct Ship Ore”.  ROM ores generally signifies mined materials, for which processing usually includes only mining (drilling and blasting), crushing and screening to size.  Based on preliminary discussions, with our marketing agents and potential customers, Iron Mountain ores would be crushed and screened to 100% > 3 inches, < 1.5 inches to meet general steel industry customer specifications. Currently much of this type of material used by US and Canadian Midwestern blast furnaces, in the Great Lakes region, is imported as ilmenite (FeTiO3) from South Africa, Canada or the Ukraine and has a TiO2 content of 30% to 32% at a landed cost (CIF) at the furnace of $300 per tonne. Fines or undersize material (less than 1.5 inches)will be marketed to the regional cement industry for use in the production of cement where fine, iron-containing material is preferred.  The current stockpile at Iron Mountain fits this purpose and Iron Mountain material has been used historically to meet the needs of area cement producers. Pricing and quantity of potential off-take is dependent on the quality and process requirements of each potential cement plant customer. Prices paid by local cement companies for iron ore are in the range of $25-30 per ton FOB minesite.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently have no plans to prepay the Note to Wyomex, and intend to remit to Wyomex in advance of commercial production only the required advance minimum royalty payments, which are due semi-annually in the amount of $62,500 as adjusted for inflation.

Cash Flows
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net Cash Provided by (Used in) Operating Activities	$(983,734)	$(817,246)
Net Cash Provided by (Used in) Investing Activities	(85,000)	(110,124)
Net Cash Provided by (Used in) Financing Activities	1,071,101	1,045,436
Net Increase in Cash	$2,367	$118,066

Operating Activities

Net cash used in operating activities increased by 25% for our 12-month period ended December 31, 2012 compared to the same period in 2011.  The reason for the increase is increased operating expenses.

Investing Activities

Net cash used in investing activities decreased by 23% for our 12-month period ended December 31, 2012 compared to the same period in 2011.  The reason for the decrease is fewer payments on mineral properties.

Financing Activities

Net cash provided by financing activities increased by 2% for our 12-month period ended December 31, 2012 compared to the same period in 2011.  The reason for the increase is the issuance of new convertible notes.

Securities Purchase Agreement with Ascendiant Capital Partners, LLC (Equity Line of Credit)

On October 18, 2012, we entered into a securities purchase agreement with Ascendiant Capital Partners, LLC, pursuant to which we may sell and issue to Ascendiant Capital Partners, LLC, and Ascendiant Capital Partners, LLC is obligated to purchase from us, up to $10,000,000 worth of shares of our common stock from time to time over a 36-month period, provided that certain conditions are met. The financing arrangement entered into by us and Ascendiant Capital Partners, LLC is commonly referred to as an “equity line of credit” or an “equity drawdown facility.” For further information regarding the securities purchase agreement with Ascendiant Capital Partners, LLC, see the section titled “The Offering” in our Registration Statement on Form S-1 dated February 22, 2013.

Securities Purchase Agreements (Debentures)

On October 18, 2012, we entered into securities purchase agreements with two investors, pursuant to which we sold an aggregate of $235,300 face value in principal amount of 5% convertible debentures due October 18, 2013. In addition to the debentures, we issued an aggregate of 705,901 common stock purchase warrants with each warrant entitling the holder to acquire one share of our common stock at a price of $0.25 per share for three years. The investors paid us the aggregate subscription amount of $200,000 for the debentures and the warrants, which subscription amount was at a 15% discount from the principal amount of the debentures. For further information regarding the debentures, see the section titled “The Offering” in our Registration Statement on Form S-1 dated February 22, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern

At December 31, 2012, we had an accumulated deficit of $4,440,179 since our inception and incurred a net loss of $3,409,983 for the period ended December 31, 2012.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2012.

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

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2012.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Stock-based compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model as its method in determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Mineral Property Costs

We are in the exploration stage and have not yet realized any revenues from operations.  We are primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized.  We assess the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at December 31, 2012, we have not incurred any asset retirement obligation related to the exploration and development of its resource properties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2012 and December 31, 2011, we have no items that represent other comprehensive loss and, therefore, have not included a schedule of other comprehensive loss in the financial statements.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, accounts payable, and due to related parties approximate fair values because of the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 5,000,000 as of December 31, 2012.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recent Accounting Pronouncements

We have implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and December 31, 2011	F-2

Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011, and for the period from June 5, 2007 (inception) to December 31, 2012	F-3

Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011, and for the period from June 5, 2007 (inception) to December 31, 2012	F-4

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from June 5, 2007 (inception) to December 31, 2012	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan Iron Ore Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Iron Ore Corp. (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related statements of comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended and for the period from June 5, 2007 (date of inception) through to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Iron Ore Corp. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and for the period from June 5, 2007 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2013

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2012	December 31, 2011

Current Assets
Cash	$120,433	$118,066
Prepaid expenses (Note 9)	25,000	25,000
Total current assets	145,433	143,066

Deferred financing costs (Note 13)	366,684	-
Debt issue costs (Note 12)	32,998	-
Mineral properties (Note 3)	1,206,011	60,000

TOTAL ASSETS	$1,751,126	$203,066

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$60,862	$21,457
Convertible debentures (Note 12)	1,831	-
Current portion of promissory note (Note 6)	127,353	-
Accrued expenses - related party (Note 9)	6,479	647
Total Current Liabilities	196,525	22,104

Promissory note (Note 6)	982,159	-

Total Liabilities	1,178,684	22,104

Contingency (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 52,501,110 (December 31, 2011 – 49,737,000) shares issued and outstanding (Note 4)	5,250	4,974
Additional paid-in capital	4,833,170	1,206,184
Common stock issuable (Note 13)	171,975	-
Deficit accumulated during the exploration stage	(4,437,953)	(1,030,196)
Total Stockholders' Equity	572,442	180,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,751,126	$203,066

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from June 5, 2007 (Inception) to December 31, 2012
	$	$	$
REVENUES	-	-	4,855

OPERATING EXPENSES
Advertising	2,653	22,732	25,385
General and administrative (Note 9)	586,421	345,928	978,484
Impairment of mineral acquisition costs (Note 3)	-	50,124	50,124
Accretion on promissory note (Note 6)	113,394	-	113,394
Financing costs	8,391	-	8,391
Interest expense	2,385	-	2,385
Investor relations	227,687	22,046	249,733
Professional fees	154,767	93,056	280,895
Mineral property exploration costs (Note 11)	164,564	329,107	493,671
Stock-based compensation (Note 7)	2,133,251	107,772	2,241,023
Travel	14,244	1,543	15,787

TOTAL OPERATING EXPENSES	3,407,757	972,308	4,459,272

LOSS FROM OPERATIONS	(3,407,757)	(972,308)	(4,454,417)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	17,631	17,631
Other income (expenses)	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(3,407,757)	(954,677)	(4,437,953)

BASIC LOSS PER SHARE	(0.07)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,331,037	121,990,562

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2012
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-		$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	-	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205		-	17,500

Net loss 2008	-	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	-	(56,549)	1,401

Net loss 2009	-	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	-	(66,034)	(8,084)

Net loss 2010	-	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	-	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	-	1,050,000

Share issuance costs	-	-	(4,564)	-	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-	-

Stock-based compensation	-	-	107,772	-	-	107,772

Net loss 2011	-	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	-	$(1,030,196)	$180,962

Common Stock issued for cash
at $0.75 per share (net of issuance costs)	1,334,000	133	993,405	-	-	993,538

Shares issued for services	550,000	55	126,445	-	-	126,500

Stock-based compensation	-	-	2,133,251	-	-	2,133,251

Shares issued under equity line (Note 13)	323,928	32	182,177	-	-	182,209

Shares to be issued under equity line (Note 13)	-	-	-	171,975	-	171,975

Exercise of warrants	556,182	56	(56)	-	-	-

Convertible notes (net proceeds)	-	-	191,764	-	-	191,764

Net loss 2012	-	-	-	-	(3,407,757)	(3,407,757)

Balance, December 31, 2012	52,501,110	$5,250	$4,833,170	171,975	$(4,437,953)	$572,442

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from June 5, 2007 (Inception) to December 31, 2012
Cash Flows from Operating Activities:
Net loss	$(3,407,757)	$(954,677)	$(4,437,953)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	2,133,251	107,772	2,241,023
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	50,124	50,124
Financing costs	8,391	-	8,391
Accretion on promissory note	113,394	-	113,394
Shares issued for services	126,500	-	144,000
Gain on debt settlement	-	(17,631)	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	-	(25,000)	(25,000)
Increase (decrease) in accounts payable	36,655	21,519	66,529
Increase (decrease) in accrued expenses – related party	5,832	647	15,693
Net Cash Provided by (Used in) Operating Activities	(983,734)	(817,246)	(1,872,517)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(85,000)	(110,124)	(195,124)
Net Cash Used in Investing Activities	(85,000)	(110,124)	(202,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	993,538	1,045,436	2,086,386
Proceeds from convertible debentures (net proceeds)	168,875	-	200,000
Repayment of promissory note	(63,562)	-	(63,562)
Deferred financing costs	(27,750)	-	(27,750)
Net Cash Provided by Financing Activities	1,071,101	1,045,436	2,195,074

Net Increase in Cash	2,367	118,066	120,433

Cash– Beginning	118,066	-	-

Cash– Ending	$120,433	$118,066	$120,433

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Items:
Shares issued for services	$126,500	$-	$144,000
Promissory note issued for mineral property	1,061,011	-	1,061,011

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

1.  NATURE AND CONTINUANCE OF BUSINESS

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effective becoming an exploration stage company. The Company’s principal business includes the acquisition, and exploration of mineral properties. Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result, 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000. During the year ended December 31, 2012 the Company issued 1,334,000 shares in a private placement, issued 550,000 shares for services received, issued 323,928 shares under an equity credit line financing, and issued 556,182 shares resulting from the exercise of warrants, bringing the total outstanding shares to 52,501,110.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at December 31, 2012 the Company has a working capital deficiency of $51,092 and has accumulated losses of $4,437,953 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from a equity line of credit to continue the exploration for mineral resources (see Notes 13 and 15). The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, share based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Stock-based Compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2012, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, accounts payable, and due to related parties approximate fair values because of the short-term maturity of these instruments. The fair value of the Company’s promissory note approximates carrying value as the underlying imputed interest rate approximates the estimated market rate. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 6,667,000 as of December 31, 2012.

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at December 31, 2012, total payments of $145,000 had been made.

Prior to December 31, 2011, the Company provided written notice to the Optionor of its intent to exercise its option. On April 10, 2012, the Company executed an asset purchase agreement to exercise its option for consideration of $7,000,000, consisting of the following:

a)	A cash payment at closing of $85,000 as an initial payment (paid on March 30, 2012);
b)	$60,000 of consideration previously paid and received by the Optionor (see above);
c)	A $6,855,000 promissory note with an estimated fair value of $1,061,011 on the date of issuance. See Note 6 for details.

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

On January 11, 2012, the Company closed a private placement for 1,334,000 units at a price of $0.75 per unit for proceeds of $1,000,500. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of the Company’s common stock at a purchase price of $1.00 for a period of three years. In connection with the private placement the Company paid $6,962 in share issuance costs.

On September 12, 2012, the Company issued 50,000 shares to a consultant under a contract entered into on July 18, 2012 to provide fund raising services to the Company. The shares were measured on the contract date. The closing price of the Company’s stock on July 18, 2012 was $0.43 and therefore the transaction was valued at $21,500.

On September 25, 2012, the Company issued 500,000 shares to a consultant under a contract to provide various corporate finance advisory services to the Company. The shares were measured on the contract date. The closing price of the Company’s stock on September 5, 2012 was $0.21 and therefore the transaction was valued at $105,000.

On October 22, 2012, the Company issued 150,015 shares of common stock as the first tranche of Commitment Shares pursuant to the Equity Line of Credit Agreement.

On October 26, 2012, the Company issued 517,835 restricted shares of common stock on a cashless basis pursuant to the exercise of warrants issued in connection with the convertible debentures.

On October 26, 2012, the Company issued 38,347 restricted shares of common stock on a cashless basis pursuant to the exercise of finder’s warrants issued in connection with the Equity Line of Credit Agreement.

On November 19, 2012, the Company issued 173,913 shares of common stock as the second tranche of Commitment Shares pursuant to the Equity Line of Credit Agreement.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2010	-	-
Warrants granted with private placement	1,050,000	$0.75

Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	1.00
Warrants issued with convertible debentures	758,844	0.25
Warrants exercised	(758,844)	0.25

Balance, December 31, 2012	1,717,000	0.85

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS (CONTINUED)

Details of share purchase warrants outstanding as of December 31, 2012 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,061,011 on April 10, 2012. The Company recorded accretion expense of $113,394 and made a payment of $63,562 in the year ended December 31, 2012. As of December 31, 2012, the carrying value of the promissory note is $1,109,512.

At December 31, 2012, estimated contractual principal payments due on the promissory note for the next five years are as follows:

December 31, 2013	127,354
December 31, 2014	130,557
December 31, 2015	133,842
December 31, 2016	137,209
December 31, 2017	140,660
Total	$669,622

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION (CONTINUED)

During the year ended December 31, 2011, the Company granted 3,450,000 and 500,000 stock options at an exercise price of $0.84 per share for 10 years and 3 years respectively. During the year ended December 31, 2012, the Company granted 1,000,000 stock options at an exercise price of $0.20 for 10 years. During the year ended December 31, 2012, the Company recorded stock-based compensation of $2,133,251 related to the vesting period for these stock options.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2012 was $0.28

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2012	2011
Expected dividend yield	0%	0%
Risk-free interest rate	1.63%	1.64%
Expected volatility	113%	115%
Expected option life (in years)	8.41	8.41

The following table summarizes the options outstanding as at December 31, 2012:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
	0.71	4,950,000

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$

Outstanding, December 31, 2010	-	-	-	-

Options granted	3,950,000	0.84	-
Outstanding, December 31, 2011	3,950,000	0.84	8.08	869,000

Options granted	1,000,000	0.20	9.48
Outstanding, December 31, 2012	4,950,000	0.71	8.37	10,000
Exercisable, December 31, 2012	3,212,500	0.79	8.19	-

As at December 31, 2012, there was $274,557 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 0.65 years.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

8.  COMMITMENTS

On June 30, 2011, the Company entered into an employment agreement with an officer to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Under the agreement, the officer receives monthly remuneration at a gross rate of $15,000. The Company can terminate the agreement within 60 days of notice. If the executive is terminated without cause, the executive shall be entitled to one month’s severance pay for each one month of service up to a maximum of two years. The officer shall also be entitled to receive 2.4 million options to purchase shares of the Company’s common stock pursuant to the Company’s Stock Option Plan, with 1.0 million of the options being granted in calendar year 2011 (completed) and 1.4 million options (800,000 options granted) being granted after December 31, 2011.

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

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at December 31, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the year ended December 31, 2012 the Company incurred $30,000 in management fees (2011: $15,000)  and $7,355 in rent expense (2011: $7,355) to the  management firm managed by the Company’s CEO with such costs being recorded as general and administrative costs.

During the year ended December 31, 2012 the Company incurred $366,161 in management fees to officers and directors of the Company (2011: $204,797) with such costs being recorded as general and administrative costs. As at December 31, 2012, the Company owed $479 to an officer for unreimbursed expenses and $6,000 to a director for accrued management fees.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2012, as follows.

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$

Assets:
Cash	120,433	–	–	120,433

As at December 31, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

11.  MINERAL PROPERTY EXPLORATION COSTS

During the year ended December 31, 2012 and 2011 the following project costs were incurred:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Strong Creek and Iron Mountain:
Technical Report	$94,141	$49,767
Claims	3,642	3,255
Drilling	14,795	202,098
Travel	23,986	2,652
Aeromagnetic Survey	20,000	-
Lease payments	8,000
TOTAL	164,564	257,772

Labrador Trough:
Reconnaissance	-	71,335

Total Exploration Costs	$164,564	$329,107

12.      CONVERTIBLE DEBENTURES

On October 18, 2012, the Company entered into securities purchase agreements with two investors and issued convertible debentures with a face value of $235,300, maturing October 18, 2013. The Company received net proceeds of $200,000  representing a 15% discount on the debentures. The debentures bear interest at 5% per annum and are to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The debenture holders have the right to convert any unpaid principal portion and accrued interest at a conversion price per share equal to the lower of (i) $0.27 per share during the six months following the closing date, and $0.35 per share thereafter, or (ii) 70% of the daily VWAP of the Company’s common stock for the 10 trading days preceding a conversion date. The holders must not convert more than 30% of the initial principal sum into shares of the Company’s common stock at a price below $0.15 per share during any calendar month and must not convert more than 20% of the original principal sum into shares of the Company’s common stock at a price below $0.11 per share during any calendar month. Pursuant to the debenture agreement, the Company issued 705,901 common stock purchase warrants to the debenture holders as interest expense. Each warrant is exercisable into one share of common stock at $0.25 per share for 3 years. In the event that there is no effective registration statement which registers the resale by the warrant holder of the shares underlying the warrants, the warrants may be exercised by means of a cashless exercise. On October 26, 2012, the Company issued 517,835 restricted shares of common stock on a cashless basis pursuant to the exercise of these warrants.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $200,000 were allocated based on the relative fair values of the convertible debenture and the warrants at time of issuance.  The Company allocated $116,375 of the net proceeds to the warrants and recorded an equivalent discount.  The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $83,125 as additional-paid-in capital and an equivalent discount.

The Company recognized total discounts of $199,500, reducing the carrying value of the convertible debenture to $500.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $235,300.

During the year ended December 31, 2012, the Company recorded accretion of discount of $1,331 increasing the carrying value of the convertible debentures to $1,831.

In connection with the convertible debentures, the Company paid finder’s fees consisting of $18,000 and the issuance of 52,943 finder’s warrants with a fair value of $23,389. The Company also incurred transaction costs of $31,126 related to the issuance of convertible debentures. These costs have been allocated between debt and equity based on the relative fair values. The finder’s fees have been included in debt issue costs and is being amortized over the term of the convertible debentures.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

13.           EQUITY LINE OF CREDIT

On October 18, 2012, the Company entered into a securities purchase agreement (the “Equity Line of Credit Agreement”) with Ascendiant Capital Partners, LLC (“Ascendiant”), as amended on January 9, 2013, pursuant to which the Company may sell and issue to Ascendiant, and Ascendiant is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 36 month period.

The Company will determine, at its own discretion, the timing and amount of its sales of stock, subject to certain conditions and limitations. Shares will be priced at the lesser of a 10% discount from the volume weighted average price ("VWAP") for the Company's common stock during the five consecutive trading days following a sales notice and the price that is $0.01 per share below the VWAP on the date in question, but are limited to $250,000 per pricing period or result in the investor beneficially owning more than 9.99% of the then outstanding common stock. The Company can terminate the equity line at any time.

Pursuant to the terms of the Equity Line of Credit Agreement, the Company agreed to issue the following shares of common stock (the “Commitment Shares”):

•	150,015 shares of common stock no later than 30 days following the agreement date (issued on October 22, 2012);

•
On the trading day (the “Second Payment Date”) which is 30 calendar days following the agreement date, 173,913 shares of common stock, being equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Second Payment Date (issued on November 19, 2012);

•
On the trading day (the “Third Payment Date”) which is 30 calendar days following the agreement date, a number of shares of common stock equal to 1% of $10,000,000 divided by $0.175, provided that, if the number of Commitment Shares to be delivered to Ascendiant on the Third Payment Date causes Ascendiant to receive an aggregate number of Commitment Shares (as of the Third Payment Date) of less than 2% of $10,000,000, then additional Commitment Shares are to be issued to Ascendiant on the Third Payment Date so that it has received an aggregate number of Commitment Shares (as of the Third Payment Date) of at least 2% of $10,000,000. The parties agreed that the number of shares to be issued pursuant to this was 818,930 shares of common stock;

•
On the trading day (the “Fourth Payment Date”) in which the Company has received at least $1,000,000 in aggregate up on drawdowns, a number of shares of common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fourth Payment Date; and

•
on the trading day (the “Fifth Payment Date”) in which the Company has received at least $2,000,000 in aggregate up on drawdowns, a number of shares of common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fifth Payment Date.

In connection with the equity line of credit, the Company also incurred legal fees and other direct expenses of $12,500. At December 31, 2012, the fair value of the commitment shares issued of $182,209 for the First and Second Payment Dates and $171,975 for the value of the commitment shares (not issued at December 31, 2012) for the Third Payment Date plus and the direct expenses of $12,500 have been included in deferred financing costs and will be amortized over the Equity Line of Credit Agreement.

At December 31, 2012, the Company has not drawn down on its equity line of credit as it must file a registration statement to register the shares to be issued under the agreement. Subsequent to the year ended December 31, 2012, the Company issued 818,930 shares of common stock as the third tranche of commitment shares. Refer to Note 15 for subsequent amendments to the equity line of credit agreement.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

14.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $1,774,776 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2032.

The components of the net deferred tax asset at December 31, 2012, and 2011, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:
	December 31, 2012 $	December 31, 2011 $

Net loss before taxes	(3,407,757)	(954,677)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,192,715)	(334,137)
Stock-based compensation	746,638	37,720
Beneficial conversion feature	59,105
Increase in valuation allowance:	386,972	296,417

Reported income taxes	–	–

	December 31, 2012 $	December 31, 2011 $

Potential deferred tax asset
- Net operating losses	619,955	194,729
- Mineral properties	148,970	128,119
- Less valuation allowance	(709,820)	(322,848)

Total deferred tax assets	59,105	–
Deferred tax liabilities -Beneficial conversion feature	(59,105)
Net deferred tax assets	–	–

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US dollars)

15.  SUBSEQUENT EVENTS

On January 9, 2013, the Company  entered into an amendment to the Securities Purchase Agreement with Ascendiant Capital Partners, LLC ("Ascendiant") amending the Securities Purchase Agreement dated October 18, 2012 with Ascendiant to modify the date of the issuance of and the price for the third payment of shares of our common stock (the "Commitment Shares") to be issued to Ascendiant in consideration for agreeing to the terms of the Securities Purchase Agreement dated October 18, 2012.

Pursuant to the this amendment to the Securities Purchase Agreement, the parties amended the price of the third payment of the Commitment Shares to $0.175 from 95% of the daily volume weighted average price of our common stock during the ten trading days prior to the issuance of these Commitment Shares. Accordingly, the Company agreed that the number of the Commitment Shares to be issued as the third payment was 818,930 shares and issued these shares on January 10, 2013.

On February 19, 2013, the Company entered into a First Amended and Restated Securities Purchase Agreement (the "Amended Equity Line of Credit Agreement") with Ascendiant Capital Partners, LLC ("Ascendiant") whereby the parties amended the Securities Purchase Agreement dated October 18, 2012, as amended on January 9, 2013 (the "Original Equity Line of Credit Agreement") with Ascendiant:
The Amended Equity Line of Credit Agreement made, among other things, the following changes to the Original Equity Line of Credit Agreement:

1. The purchase price of the shares of our common stock to be sold to Ascendiant is no longer based on the pricing period following the date of a draw down notice. Instead, it is to be the lesser of (i) 75% of the volume weighted average price on the date of delivery of the draw down notice and (ii) 75% of the closing price of the last transaction on the date of delivery of the draw down notice as long as such price is within the bid and offer at the close (if such transaction is not within the bid and offer at the close, then the next most recent transaction will be selected until one is located that is within the bid and offer at close);

2. The maximum dollar amount as to each draw down is to be equal to (i) 20% of the average daily trading volume during the 7 trading days immediately prior to the date of the draw down notice, eliminating the 2 days with the greatest trading volume and the 2 days with the least trading volume, multiplied by (ii) the volume weighted average price on the trading day immediately prior to the date of the draw down notice; provided, however, no draw down can exceed $25,000. Only one draw down will be allowed on each trading day; and

3. The draw down notices can be given, beginning on the 20th trading day following the effective date of the initial registration statement to be filed pursuant to the First Amended and Restated Registration Rights Agreement dated February 19, 2013 with Ascendiant and every regular, full  (non-holiday) trading day thereafter for a period of 36 months. The threshold price for exercising the draw downs was increased to $0.0375 from $0.01.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 9A. CONTROLS AND PROCEDURES - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Andrew Brodkey	President, CEO and Director	56	June 30, 2011
Frank Garcia	CFO	55	June 30, 2011
Dr. David Hackman	V.P. Exploration	70	June 30, 2011
Dr. Ronald Richman	Director	71	July 22, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Andrew Brodkey, President Chief Executive Officer and Director

Andrew Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE. From August 2007 to September 2011, Mr. Brodkey was formerly CEO and a Director of both Pacific Copper Corp. and Zoro Mining Corp (Mr. Brodkey remained a director of Zoro Mining Corp. until November 2012). Since December 2009, he has been President, CEO and a Director of First Potash Corp., formerly Pan American Lithium Corp. His is also the manager of Kriyah Consultants LLC, which has a contractual relationship with our company. Mr. Brodkey devotes approximately 50% of his time to our company.

We believe Mr. Brodkey is qualified to serve as an officer and director because he brings significant mineral industry background as well as business and public company experience to our company.

Frank Garcia, CFO

Frank Garcia from 2007 to the present has worked as Accounting Manager for Kriyah Consultants LLC providing accounting services for mining exploration companies. From 1997 to 2006, Mr. Garcia was employed in senior management positions by Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and UK retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia is currently the CFO of two publicly-traded mining companies-- Zoro Mining Corp. (OTCBB: ZORM) and Pan American Lithium Corp. (OTCBB: PALTF; TSX-V: PL). Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981. Mr. Garcia devotes approximately 33% of his time to our company.

We believe Mr. Garcia is qualified to serve as an officer because he brings significant mineral industry background as well as business and public company experience to our company.

Dr. David Hackman, V.P. Exploration

Dr. Hackman is a geologist and a registered professional engineer with over 35 years international experience specializing in the evaluation of leachable and other metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Since August 2007, Dr. Hackman has been the V.P of Exploration and a Director of Zoro Mining Corp. and CEO and a Director of Pacific Copper Corp. Dr. Hackman has also been the V.P. of Exploration for First Potash Corp, formerly Pan American Lithium Corp. Mr. Hackman devotes approximately 33% of his time to our company.

We believe Dr. Hackman is qualified to serve as an officer because he brings significant mineral industry background as well as business and public company experience to our company.

Dr. Ronald Richman, Independent Director

Dr. Ronald J. Richman from 2008 to the present was a co-director at Arid Lands Bioenergy Institute at the University of Arizona responsible for developing industrial liaison program, and reviewing programs for potential commercialization responsible for developing industrial liaison program, and reviewing programs for potential commercialization. Dr.  Richman was appointed as a Director and to the Audit Committee of Pan American Lithium Corp. in 2010. From 2003 to the present, Dr. Richman was Director and Chief Executive Officer of Innovative Technology Development Center in Tucson, AZ a not-for-profit organization promoting sustainable economic development across Southern Arizona with focus on renewable resources. Prior to this, Dr. Richman held senior executive positions with IBM where he worked for 35 years. Dr. Richman received a Bachelor of Science Degree in Chemistry from New York University, a Master of Science in Chemistry at the University of Colorado, a Doctor of Philosophy in Chemistry from the University of Colorado, the Wharton Executive Program, Wharton School, Senior Management Development at Sands Point IBM. Mr. Richman devotes approximately 25% of his time to our company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

We believe Dr. Richman is qualified to serve as a director because he brings significant business and public company experience to our company.

Conflict of Interest

We have determined that there are no meaningful possibilitiesof conflicts of interest for our directors and officers since none of our directors or officers are involved in other companies engaged in the iron ore business. To the extent that iron ore opportunities arise, they are and will be offered to our company.

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

Committees of the Board

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an audit committee, compensation committee or nominating and corporate governance committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the future.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not currently require a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2012 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of LateReports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Andrew Brodkey	1	1	N/A
Frank Garcia	Nil	Nil	N/A
Dr. David Hackman	Nil	Nil	N/A
Dr. Ronald Richman	2	5	N/A

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2012;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compen-sation ($)	Total ($)
Andrew Brodkey President, Secretary, Treasurer & Director 2	2012 2011	185,686 99,645	Nil Nil	Nil Nil	844,895 26,869	Nil Nil	Nil Nil	Nil Nil	1,030,581 126,514
Frank Garcia Chief Financial Officer 2	2012 2011	50,446 30,624	Nil Nil	Nil Nil	279,316 10,747	Nil Nil	Nil Nil	Nil Nil	329,762 41,371
Dr. David Hackman VP of Explorations2	2012 2011	72,000 36,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	72,000 36,000

ITEM 11. EXECUTIVE COMPENSATION - continued

Ed Mulhern Former President, Secretary, Treasurer & Director 3	2012 2011	N/A 30,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 30,000
Arunkumar Rajapandy Former President, Secretary, Treasurer & Director4	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

1	The amounts reported for option awards and any other equity-based awards represent the grant date fair value, computed in accordance with ASC Topic 718.

2	Messrs. Brodkey, Garcia and Hackman were appointed as officers on June 30, 2011.

3	Mr. Mulhern was appointed as President, Secretary and Treasurer on April 6, 2011 and resigned as an officer on June 30, 2011 and as a director on July 22, 2011.

4	On March 14, 2011, Arunkumar Rajapandy resigned as our president, chief executive officer and director.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Andrew A. Brodkey

Effective June 30, 2011, we entered into an employment agreement with Andrew A. Brodkey to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Mr. Brodkey’s duties shall include the duties and responsibilities for our company’s corporate and administration offices and positions as set forth in our company’s and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Mr. Brodkey. Under the agreement, Mr. Brodkey receives monthly remuneration at a gross rate of $15,000 with such increases as our board of directors may approve. Mr. Brodkey is also entitled to receive 2.4 million options to purchase shares of our common stock pursuant to our Stock Option Plan which has been approved by our directors. 1.8 million of these options have been granted as at December 31, 2012, and the remaining 0.6 million options will be granted after December 31, 2012. To the extent that benefit plans are implemented and made available to officers or employees of our company, Mr. Brodkey shall participate in employee incentive, bonus, pension, profit sharing, deferred compensation, stock appreciation or stock purchase, health, welfare and disability plans, or other benefit plans or other programs of our company, if any, to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate.  Our company may terminate Mr. Brodkey’s employment prior to the end of his employment period by giving the Mr. Brodkey 60 days’ advance notice in writing.  If we terminate Mr. Brodkey’s employment prior to the end of his employment period for any reason other than cause or disability or if Mr. Brodkey terminates his employment for good reason, Mr. Brodkey shall be entitled to one (1) month’s severance pay for each one month of service up to a maximum of two (2) year’s wages, and we shall maintain all employee benefit plans and programs for the number of years remaining in the term of his employment in which he was entitled to immediately prior to the date of termination. If Mr. Brodkey, however, terminates his employment prior to the end of the employment period other than for good reason, Mr. Brodkey shall not be entitled to any severance and our company shall have no further liability to Mr. Brodkey. The employment agreement also contains a 12-month non-competition clause related to the iron ore exploration mining business and is construed and interpreted in accordance with the laws of the State of Arizona. He is also permitted under the terms of the employment agreement to pursue other business interests not in conflict with our company, including serving as CEO and a Director of other public companies

ITEM 11. EXECUTIVE COMPENSATION - continued

Consulting and Payroll Agreements – Kriyah Consultants LLC

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

Consulting Agreement – David Hackman

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2012:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrew Brodkey	750,000	250,000	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Andrew Brodkey	200,000	600,000	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil
Frank Garcia	300,000	100,000	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Dr. David Hackman	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ed Mulhern	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Arunkumar Rajapandy	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11. EXECUTIVE COMPENSATION - continued

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Richman	24,000	Nil	560,369	Nil	Nil	Nil	584,369

Outstanding Equity Awards at Fiscal Year-End of Directors

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ronald Richman	562,500	187,500	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Ronald Richman	50,000	150,000	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
common stock	Andrew Brodkey Tucson, AZ	6,950,000	Direct 3	13.0%
common stock	Frank Garcia Tucson, AZ	1,300,000	Direct 4	2.4%
common stock	Dr. David Hackman Tucson, AZ	800,000	Direct	1.5%
common stock	Dr. Ronald Richman Tucson, AZ	1,412,500	Direct 5	2.6%
Common Stock	Directors and Executive Officers as a group (4 persons)	10,462,500		19.6%

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

(2)	Based on 53,320,040 shares of common stock issued and outstanding as of March 25, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(3)	750,000 of which are stock options exercisable at $0.84 until December 21, 2021 and 200,000 of which are stock options exercisable at $0.20 until June 22, 2022.

(4)	300,000 of which are stock options exercisable at $0.84 until December 21, 2021.

(5)	562,500 of which are stock options exercisable at $0.84 until December 21, 2021 and 50,000 of which are stock options exercisable at $0.20 until June 22, 2022.

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

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at December 31, 2012. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the year ended December 31, 2012 the Company incurred $30,000 in management fees and $7,355 in rent expense to the  management firm managed by the Company’s CEO (2011: $22,355) with such costs being recorded as general and administrative costs.

During the year ended December 31, 2012 the Company incurred $366,161 in management fees to officers and directors of the Company (2011: $194,797) with such costs being recorded as general and administrative costs. As at December 31, 2012, the Company owed $479 to an officer for unreimbursed expenses.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Under that definition of independent director, we only have one independent director, Ronald Richman

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2012	December 31, 2011
Audit Fees (1)	$37,000	$8,650
Audit Related Fees (2)	1,950	0
Tax Fees (3)	3,750	0
All Other Fees (4)	nil	0
Total	$42,700	$8,650

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

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

Before Manning Elliott LLP was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagement.

Our board of directors has considered the nature and amount of fees billed by B Manning Elliott LLP and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Manning Elliott LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
(10)	Material Contracts
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

10.5	Employment Agreement with Andrew Brodkey dated June 30 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
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
10.18
Consulting and Professional Service Agreement dated effective September 5, 2012 between Titan Iron Ore Corp. and NuWa Group, LLC. (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on September 14, 2012)

10.19	Form of Securities Purchase Agreement (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.20	Form of Registration Rights Agreement (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.21	Form of Securities Purchase Agreement (Debenture) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.22	Form of Debenture (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.23	Form of Warrant (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.24	Form of Piggyback Registration Rights Agreement (Debenture) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.25
First Amendment to Securities Purchase Agreement dated January 9, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)

10.26
First Amended and Restated Securities Purchase Agreement dated February 19, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)

10.27
First Amended and Restated Registration Rights Agreement dated February 19, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)

10.28	Payroll Services Agreement with Kriyah Consultants, LLC dated June 30, 2011 (incorporated by reference to the registration statement on Form S1, previously filed with the SEC on February 25, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of Titan Iron Ore Corp. – None.
(23)	Consents of Experts and Counsel
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	2011 Stock Option Plan (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

 /s/ Andrew Brodkey

Andrew Brodkey
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Brodkey

Andrew Brodkey
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 1, 2013

/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 1, 2013

/s/ Ronald Richman

Ronald Richman
Director
Date: April 1, 2013