Form 10-Q
period 2013-03-31
Titan Iron Ore Corp.
filed 2013-05-15
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,230,515 shares of common stock outstanding as of May 10, 2013.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

March 31, 2013

Balance Sheets as of March 31, 2013 and December 31, 2012	F-1

Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to March 31, 2013	F-2

Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to March 31, 2013	F-3 - F-4

Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to March 31, 2013	F-5

Notes to the Financial Statements	F-6

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2013 (unaudited)	December 31, 2012

Current Assets
Cash	$23,867	$120,433
Prepaid expenses (Note 9)	25,000	25,000
Total current assets	48,867	145,433

Deferred financing costs (Note 13)	406,668	366,684
Debt issue costs (Note 12)	22,792	32,998
Mineral properties (Note 3)	1,206,011	1,206,011

TOTAL ASSETS	$1,684,338	$1,751,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$162,450	$60,862
Accrued expenses - related party (Note 9)	49,757	6,479
Convertible debentures (Note 12)	7,757	1,831
Current portion of promissory note (Note 6)	192,226	127,353
Total Current Liabilities	412,190	196,525

Promissory note (Note 6)	954,919	982,159

Total Liabilities	1,367,109	1,178,684

Contingency (Note 1)
Commitments (Note 8)
Subsequent events (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 53,320,040 (December 31, 2012 – 52,501,110) shares issued and outstanding (Note 4)	5,332	5,250
Additional paid-in capital	5,138,101	4,833,170
Common stock issuable	-	171,975
Deficit accumulated during the exploration stage	(4,826,204)	(4,437,953)
Total Stockholders' Equity	317,229	572,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,684,338	$1,751,126

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from June 5, 2007 (Inception) to March 31, 2013
	$	$	$
REVENUES	-	-	4,855

OPERATING EXPENSES
Advertising	-	657	25,385
General and administrative (Note 9)	139,816	161,812	1,118,300
Impairment of mineral acquisition costs (Note 3)	-	-	50,124
Accretion on promissory note (Note 6)	43,560	-	156,954
Financing costs	10,206	-	18,597
Interest expense	3,230	-	5,615
Investor relations	9,947	30,240	259,680
Professional fees	52,896	48,552	333,791
Mineral property exploration costs (Note 11)	3,180	37,560	496,851
Stock-based compensation (Note 7)	124,931	962,025	2,365,954
Travel	485	5,197	16,272

TOTAL OPERATING EXPENSES	388,251	1,246,043	4,847,523

LOSS FROM OPERATIONS	(388,251)	(1,246,043)	(4,842,668)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	17,631
Other income (expenses)	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(388,251)	(1,246,043)	(4,826,204)

BASIC LOSS PER SHARE	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,229,048	50,924,407

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO MARCH 31, 2013
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, June 5, 2007 (Inception)	-	$-	$-		$-	$-

Common Stock issued for cash
at $0.0001 per share	148,000,000	14,800	(14,400)	-	-	400

Common Stock issued for cash
at $0.05 per share	29,637,000	2,964	37,086	-	-	40,050

Net loss for the period ended
December 31, 2007	-	-	-	-	(21,874)	(21,874)

Balance, December 31, 2007	177,637,000	17,764	22,686	-	(21,874)	18,576

Common Stock issued for creditors
at $0.05 per share	12,950,000	1,295	16,205		-	17,500

Net loss 2008	-	-	-	-	(34,675)	(34,675)

Balance, December 31, 2008	190,587,000	19,059	38,891	-	(56,549)	1,401

Net loss 2009	-	-	-	-	(9,485)	(9,485)

Balance, December 31, 2009	190,587,000	19,059	38,891	-	(66,034)	(8,084)

Net loss 2010	-	-	-	-	(9,485)	(9,485)

Balance, December 31, 2010	190,587,000	19,059	38,891	-	(75,519)	(17,569)

Common Stock issued for cash
at $0.50 per share	2,100,000	210	1,049,790	-	-	1,050,000

Share issuance costs	-	-	(4,564)	-	-	(4,564)

Shares cancelled	(142,950,000)	(14,295)	14,295	-	-	-

Stock-based compensation	-	-	107,772	-	-	107,772

Net loss 2011	-	-	-	-	(954,677)	(954,677)

Balance, December 31, 2011	49,737,000	$4,974	$1,206,184	-	$(1,030,196)	$180,962

Common Stock issued for cash
at $0.75 per share (net of issuance costs)	1,334,000	133	993,405	-	-	993,538

Shares issued for services	550,000	55	126,445	-	-	126,500

Stock-based compensation	-	-	2,133,251	-	-	2,133,251

Shares issued under equity line (Note 13)	323,928	32	182,177	171,975	-	354,184

Exercise of warrants	556,182	56	(56)	-	-	-

Convertible notes (net proceeds)	-	-	191,764	-	-	191,764

Net loss 2012	-	-	-	-	(3,407,757)	(3,407,757)

Balance, December 31, 2012	52,501,110	$5,250	$4,833,170	$171,975	$(4,437,953)	$572,442

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO MARCH 31, 2013 (CONTINUED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2012	$52,501,110	$5,250	$4,833,170	$171,975	$(4,437,953)	$572,442

Stock-based compensation	-	-	124,931	-	-	124,931

Shares issued under equity line (Note 13)	818,930	82	180,000	(171,975)	-	8,107

Net loss for the period ended March 31, 2013	-	-	-	-	(388,251)	(388,251)

Balance, March 31, 2013	$53,320,040	$5,332	$5,138,101	$-	$(4,826,204)	$317,229

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from June 5, 2007 (Inception) to March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(388,251)	$(1,246,043)	$(4,826,204)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	124,931	962,025	2,365,954
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	-	50,124
Financing costs	10,206	-	18,597
Accretion on promissory note	43,559	-	156,953
Shares issued for services	-	-	144,000
Gain on debt settlement	-	-	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	-	-	(25,000)
Increase (decrease) in accounts payable	69,711	62,343	136,240
Increase (decrease) in accrued expenses – related party	43,278	38,316	58,971
Net Cash Provided by (Used in) Operating Activities	(96,566)	(183,359)	(1,930,996)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	-	(85,000)	(195,124)
Net Cash Used in Investing Activities	-	(85,000)	(202,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	-	1,000,500	2,079,424
Proceeds from convertible debentures (net proceeds)	-	-	168,875
Repayment of promissory note	-	-	(63,562)
Deferred financing costs	-	-	(27,750)
Net Cash Provided by Financing Activities	-	1,000,500	2,156,987

Net Increase (Decrease) in Cash	(96,566)	732.141	23,867

Cash– Beginning	120,433	118,066	-

Cash– Ending	$23,867	$850,207	$23,867

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Items:
Shares issued for services	$-	$-	$144,000
Promissory note issued for mineral property	-	-	1,061,011

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

1.  NATURE AND CONTINUANCE OF BUSINESS

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effective becoming an exploration stage company. The Company’s principal business includes the acquisition, and exploration of mineral properties. Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result, 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000. During the year ended December 31, 2012 the Company issued 1,334,000 shares in a private placement, issued 550,000 shares for services received, issued 323,928 shares under an equity credit line financing, and issued 556,182 shares resulting from the exercise of warrants, bringing the total outstanding shares to 52,501,110. During the three months ended March 31, 2013 the Company issued 818,930 shares under an equity credit line financing, bringing the total outstanding shares to 53,320,040.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at March 31, 2013 the Company has a working capital deficiency of $363,323 and has accumulated losses of $4,826,204 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from an equity line of credit to continue the exploration for mineral resources (see Notes 13 and 14). The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

Interim Financial Statements
The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 29, 2013, with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2013 and March 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2013.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
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
MARCH 31, 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2013, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended March 31, 2013 and December 31, 2012, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 7,538,482 as of March 31, 2013.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Foreign Currency Matters
In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at March 31, 2013, total payments of $145,000 had been made.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

4.  COMMON STOCK

On January 10, 2013, the Company issued 818,930 shares of common stock as the third tranche of Commitment Shares pursuant to the Equity Line of Credit Agreement (Note 13).

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2010	-	-
Warrants granted with private placement	1,050,000	$0.75

Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	1.00
Warrants issued with convertible debentures	758,844	0.25
Warrants exercised	(758,844)	0.25
Balance, December 31, 2012	1,717,000	0.85
Balance, March 31, 2013	1,717,000	0.85

Details of share purchase warrants outstanding as of March 31, 2013 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,061,011 on April 10, 2012. The Company recorded accretion expense of $113,394 and made a payment of $63,562 in the year ended December 31, 2012. As of March 31, 2013, the carrying value of the promissory note is $1,147,145. A payment of $62,500 plus the inflation adjustment was due on March 30, 2013 and has not yet been made.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

6.  PROMISSORY NOTE  (CONTINUED)

At March 31, 2013, estimated contractual principal payments due on the promissory note for the next five years are as follows:

March 31, 2014	192,227
March 31, 2015	132,189
March 31, 2016	135,515
March 31, 2017	138,924
March 31, 2018	142,418
Total	$741,273

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

No options were granted during the three months ended March 31, 2013. During the three months ended March 31, 2013 the Company recorded stock based compensation $124,931 related to the vesting period for these options.

The following table summarizes the options outstanding as at March 31, 2013:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
	0.71	4,950,000

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION  (CONTINUED)

The following table summarizes the continuity of the Company’s stock options:
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2010	-	-	-	-

Options granted	3,950,000	0.84	-	-
Outstanding, December 31, 2011	3,950,000	0.84	8.08	869,000

Options granted	1,000,000	0.20	9.48	-
Outstanding, December 31, 2012	4,950,000	0.71	8.37	10,000
Outstanding, March 31, 2013	4,950,000	0.71	8.12	-
Exercisable, March 31, 2013	3,462,500	0.75	7.94	-

As at March 31, 2013, there was $133,759 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 0.41 years.

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
MARCH 31, 2013
(Expressed in US dollars)

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO and this amount was outstanding as at March 31, 2013. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the three months ended March 31, 2013 the Company incurred $7,500 in management fees (2012: $7,500) to the management firm managed by the Company’s CEO with such costs being recorded as general and administrative costs. As at March 31, 2013, the Company owed $10,539 to this firm for accrued management fees (December 31, 2012: $0).

During the three months ended March 31, 2013 the Company incurred $97,048 in management fees to officers and directors of the Company (2012: $94,325) with such costs being recorded as general and administrative costs. As at March 31, 2013, the Company owed $39,218 to officers for unreimbursed expenses and accrued management fees (December 31, 2012: $6,479).

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

Pursuant to ASC 825, cash is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory note approximates carrying value as the underlying imputed interest rate approximates the estimated current market rate for similar instruments.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENT (CONTINUED)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2013, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$

Assets:
Cash	23,867	–	–	23,867

As at March 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

11.  MINERAL PROPERTY EXPLORATION COSTS

During the three months ended March 31, 2013 and 2012 the following project costs were incurred:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Strong Creek and Iron Mountain:
Technical Report	$-	$21,022
Mapping	180	-
Drilling	-	11,305
Travel	-	5,233
Lease payments	3,000	-
TOTAL	3,180	37,560

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
MARCH 31, 2013
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

The Company recognized total discounts of $199,500, reducing the carrying value of the convertible debenture to $500.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $235,300.

During the period ended March 31, 2013, the Company recorded accretion of discount of $5,926 increasing the carrying value of the convertible debentures to $7,757.

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

•
On the trading day (the “Third Payment Date”) which is 30 calendar days following the agreement date, a number of shares of common stock equal to 1% of $10,000,000 divided by $0.175, provided that, if the number of Commitment Shares to be delivered to Ascendiant on the Third Payment Date causes Ascendiant to receive an aggregate number of Commitment Shares (as of the Third Payment Date) of less than 2% of $10,000,000, then additional Commitment Shares are to be issued to Ascendiant on the Third Payment Date so that it has received an aggregate number of Commitment Shares (as of the Third Payment Date) of at least 2% of $10,000,000. The parties agreed that the number of shares to be issued pursuant to this was 818,930 shares of common stock (issued on January 10, 2013);

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

At March 31, 2013, the fair value of the commitment shares issued of $182,209 for the First and Second Payment Dates and $180,082 for the value of the commitment shares for the Third Payment Date plus and the direct expenses of $44,377 have been included in deferred financing costs and will be amortized over the Equity Line of Credit Agreement.

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
MARCH 31, 2013
(Expressed in US dollars)

13.  EQUITY LINE OF CREDIT (CONTINUED)

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

At March 31, 2013, the Company has not drawn down on its equity line of credit as it must file a registration statement to register the shares to be issued under the agreement. Refer to Note 14 for subsequent amendments to the equity line of credit agreement.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US dollars)

14.  SUBSEQUENT EVENTS

On April 1, 2013, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $53,000 face value 8% convertible note (“Asher Note”) with a maturity date of January 1, 2014. Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date, at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Asher Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the issue date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the issue date, (iii) 140% if prepaid 91 days following the closing through 120 days following the issue date, (iv) 150% if prepaid 121 days following the issue date through 180 days following the issue date, and (v) 175% if prepaid 181 days following the issue date through the  maturity date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the Asher Note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Asher Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The Company paid Asher $3,000 for its legal fees and expenses, and paid a 3rd party broker a $5,000 commission on the net amount received from Asher.

On April 2, 2013, the Company entered into a securities purchase agreement with GCA Strategic Investment Fund Limited (“Global”), pursuant to which the Company sold to Global a $235,000 face value, non-interest bearing convertible bridge note (“Global Note”) with a maturity date of September 20, 2013. The Global Note is convertible, in whole or in part, into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) 100% of the volume weighted average sales prices (“VWAP”), as reported by Bloomberg LP for the five (5) trading days immediately preceding the closing, and (ii) 70% of the average daily VWAPs for the common stock on the trading market during the ten (10) consecutive trading days immediately preceding the applicable conversion date. Global may not convert more than 33 1/3% of the initial principal amount into shares of common stock at a price below $0.08 during any calendar month. In the event the Company elects to prepay the Global Note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The Global Note also contains a mandatory partial prepayment requirement should the Company obtain certain future net financings in excess of $300,000, and under other conditions. In connection with the Global securities purchase agreement, the Company agreed to prepare and file on or before the 30th day following the date of the securities purchase agreement a registration statement on form S-1 or otherwise covering the resale of the conversion shares  under the Global Note. Subject to the limitations imposed by the SEC in accordance with Rule 415, Global shall have the right to sell the conversion shares under the registration statement. The Global Note contains certain penalties and liquidated damages provisions if the registration statement is filed by the Filing Date or not declared effective by the SEC within 90 days of the filing date. Global does not have the right to convert the note, to the extent that Global and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock. The Company paid Global $15,000 for its legal fees and expenses. The Company also paid a 3rd party broker a $20,000 commission on the net amount received from Global and 53,333 shares of restricted common stock based on 4% of the net amount received calculated at $0.15 per share.

In connection with the Global securities purchase agreement, the Company agreed with Ascendiant Capital Partners, LLC  to amend the first amended and restated securities purchase agreement between Ascendiant and the Company, to include the conversion shares underlying the Global note in the registration statement currently being pursued by the Company. The parties have agreed to increase the number of initial commitment fee shares set forth in Section 4.16 of the Ascendiant securities purchase agreement to 2,000,000 shares of the Company’s common stock.

Contemporaneous with these financings, the Company called 51% of the previous 5% debentures issued to two separate parties on October 18, 2012, by fully retiring one debenture, and partially calling the other.  The Company remitted on 10 business days’ notice the total amount of $122,980, representing principal and interest on these debentures to April 17, 2013.

On April 16, 2013 the Company announced that through a binding letter of intent (“LOI”) the Company has agreed to purchase the Sunrise Iron Mining Complex from New Sunrise, LLC, for a price of $12 million. Sunrise is an iron project located in Platte County, Wyoming, consisting of fee land and patented mining claims aggregating approximately 1400 acres.

The LOI provides that Titan will pay New Sunrise a non-refundable deposit of $25,000, and Titan shall have 180 days to conduct due diligence investigations of the property. The parties shall enter into a formal Purchase Agreement and Closing shall occur no later than 60 days after the end of the due diligence period. Closing is subject to financing and other customary conditions.

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

On October 18, 2012 we entered into agreements to secure up to $10 million in equity line financing. Separately on the same date, we also received $200,000 in funding from convertible debentures. On April 2, 2013, we received another $260,000 in convertible note financings and retired 51% of the previous convertible debentures.

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

Our Current Business

With the entry into the Asset Purchase Agreement with respect to the Wyoming Iron Complex, we abandoned our efforts as an interactive software developer, and we are focusing our efforts in mineral exploration. Our business plan is to proceed with the exploration of the Wyoming Iron Complex consisting of mineral leases on 320 acres and 23 unpatented mining claims aggregating approximately 463 acres located in the county of Albany, Wyoming, USA, and performing due diligence for the possible acquisition of the Sunrise Mine described below.

Initial Work Program at Wyoming Iron Complex

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Hole SC - 2011 - 01	From	To	Interval
	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	0	700	700	19.719%	6.129%	0.117%
Including 430 ft	70	500	430	19.950%	6.225%	0.119%
Which itself included 5 ft	350	355	5	26.720%	12.560%	0.155%
Including an additional 196 ft	504	700	196	19.617%	6.110%	0.114%

Hole SC - 2011 - 02	From	To	Interval
	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	0	652	652	16.184%	5.049%	0.090%
Including 410 ft	0	410	410	17.511%	5.606%	0.433%
Which itself included	0	258	258	17.839%	5.925%	0.107%
And 65 ft of	340	405	65	18.945%	5.822%	0.118%
Including an additional 30 feet of	550	580	30	21.408%	6.490%	0.104%

Hole SC - 2011 - 03	From	To	Interval
	feet	feet	feet	Fe2O3	TiO2	V2O5
Total weighted average	22	597	575	16.947%	4.690%	0.111%
Including 137 ft of Lower grade	22	137	115	13.559%	2.098%	0.074%
Including 460 ft Higher Grade	137	597	460	17.745%	5.335%	0.120%

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

Titan also has the Iron Mountain property under lease at the Wyoming Iron Complex.  This is an historic mining operation, located approximately 6 miles to the east of Strong Creek, which has a small, existing open pit and iron ore stockpile, estimated by visual inspection at 50,000 tons, on the property. This stockpile has not been professionally surveyed as we do not currently have access to the site, as described below in Part II, Item 1, “Legal Proceedings.”. Four representative samples from this stockpile were taken by Mountain Cement Company in 2009 and tested in their Laramie laboratory using X- Ray Fluorescence methods which yielded the following results:

Sample Name	TiO2%	Fe2O3%
Surface Material	18.62	56.63
North Side Pile	16.43	53.24
South Pile 1	14.55	52.66
South Pile 2	13.88	48.26
South Pile 3	13.75	49.99

Average	15.446	52.156

This range of values is consistent with the grades found in historic drill holes which were completed in the 1950’s and 1960’s.

The Iron Mountain Project is situated on private fee property, and the lease held by Titan includes all surface, mineral, and water rights on the 160 acre parcel.  When this property was operating it was served by a dedicated power line connecting to the grid which can be reconnected should the project be reactivated. There are no other existing facilities on this site, but there are internal pit roads. Some 100 drill holes were drilled on this property in the 1950’s and 1960’s defining an iron-titanium mining resource which underpinned internal feasibility work undertaken by previous operators. As explained below, we do not currently have access to Iron Mountain.

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

Planned Work Program

Currently our work at Iron Mountain remains exploratory in nature. We have not performed any feasibility level work to ascertain whether Iron Mountain ores are economically viable in terms of processing and shipping to potential customers. At this time we maintain an environmental bond with the WDEQ covering historic reclamation liabilities at Iron Mountain and an operating permit for Limited Mining Operations under a 10 acre exemption pursuant to W.S. Section 35-11-401 (c)(vi).

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

Letter of Intent for Sunrise Mine

On April 15, 2013, we entered into a binding letter of intent with New Sunrise LLC, a limited liability company, whereby, following entry into a formal agreement and the closing thereof, we propose to acquire certain patented lode mining claims and other interests in real property and facilities located in Platte County, Wyoming for the purchase price of $12,000,000. An initial deposit of $25,000 is payable within 10 days. We will have 180 days to conduct due diligence investigations of the property, following which agreements will be prepared provided due diligence and other conditions have been met. We have the right to terminate the LOl any time during our due diligence investigations. Closing is dependent on satisfactory due diligence results, securing of sufficient financing to pay the purchase price, and other conditions.

The Sunrise Mine area lies within the Hartville Uplift, a N-NE trending Laramide anticline containing pre-Cambrian units. A series of flat-lying or gently dipping sediments were deposited unconformably on the pre-Cambrian complex and may be up to 300 feet thick.  The iron ore bodies at the Sunrise mine occur as replacement deposits of specular hematite found in irregularly-shaped pods and lenses in steeply dipping, pre-Cambrian schists, and are limited by contact with a metadolomite unit. Only minor amounts of magnetite have been encountered, and apart from iron, no other commercially exploitable minerals have been produced from the property.

The Sunrise Mine consists entirely of patented lode mining claims totaling approximately 1400 acres, , water rights and other real property interests in Platte County, Wyoming. Sunrise was owned and operated between the late 1890’s and 1980 by Colorado Fuel and Iron (“CF&I”), and iron ore and concentrates from Sunrise were shipped via rail to CF&I’s blast furnace in Pueblo, Colorado to make steel. The historic  mining operations utilized both open pit, and underground block caving and sublevel stoping methods. Ore was originally shipped directly to Pueblo without concentration, and commencing in 1964, ore was upgraded through a beneficiation plant to produce iron concentrates.  Rail access  still may be possible, but  transport of iron materials from the mine site today is by truck. Currently, New Sunrise operates the property by mining and screening low grade iron dumps and tailings which are sold under contract to area cement producers.

The Sunrise Mine lies adjacent and to the east of the town of Hartville, Wyoming, approximately 100 miles from Cheyenne, the state capital, via interstate and state highways and secondary, paved roads. Although a number of historic buildings remain at the site, there are no modern mining or processing facilities, and the owner’s current low grade operation utilizes only a front-end loader and a vibrating screen to produce iron products suitable for sale to the cement plants. All head frames, hoists, and the historic beneficiation equipment has been removed and the access to underground working is not possible.  Pending the purchase of the property, the Company envisions the continuation of mining of the low grade dumps and tailings, either as a contract mining operation or internally after acquisition of suitable mining equipment. In addition, the Company anticipates an exploration program on the higher-grade, undeveloped portions of the property, which if successful would likely lead to the design of an open-pit mining operation. Historic preservation may be required for some of the existing structures. While there appears to be an abundance of historic information relating to iron grades, production records, and reserve/resource estimates, there are no current reserves compliant with SEC Guide 7 applicable to the property.

Plan of Operation

We are a mineral exploration company. Our plan of operation is to carry out exploration work on our Wyoming Iron Complex in order to ascertain whether it possesses commercially exploitable quantities of iron ore and other metals, to evaluate the Sunrise Mine for potential purchase, and to buy the Sunrise Mine if certain conditions are met. We intend to primarily explore for iron ore but if we discover that our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

According to our plan of operation, we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Mineral exploration expenses for Wyoming Iron Complex	$8,000,000
Amounts payable under acquisition agreement for Wyoming Iron Complex	210,000
Amounts payable for Sunrise Mine acquisition	12,000,000
Due diligence expenses for Sunrise Mine purchase	400,000
Professional Fees	130,000
General Administrative Expenses	650,000
Investor Relations	120,000
Travel	30,000
Total	$21,540,000

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

Results of Operations

For the three months ended March 31, 2013 compared to 2012

Our net loss and comprehensive loss for our interim period ended March 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2013	2012
Revenues	$--	$
Total Operating Expenses	388,251	1,246,043
Loss From Operations	(388,251)	--
Other Income (Expenses)	--	--
Net Loss	(388,251)	(1,246,043

Total operating expenses decreased 68.8% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our operating expenses for the three months ended March 31, 2013 primarily consists of stock-based compensation and general and administrative expenses.  All expenses decreased primarily due to lower stock based compensation expense on fewer options vesting in the period.

Liquidity and Capital Resources

Working Capital
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Current Assets	$48,867	$145,433
Current Liabilities	412,190	196,525
Working Capital(Deficiency)	$(363,323)	$(51,092)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

As of March 31, 2013, we had $23,867 in cash, as compared to $120,433 as of December 31, 2012. Our cash decreased due to operating activities.

As of March 31, 2013, we had accounts payable of $162,450, as compared to $60,862 as of December 31, 2012. Our accounts payable increased due to higher amounts due to trade vendors.

As of March 31, 2013, we had accrued expenses to related parties of $49,757, as compared to $6,479 as of December 31, 2012. Our accrued expenses to related parties of promissory note increased due to higher amounts due to officers.

We currently do not have sufficient capital to funds our needs for the next 12 months. Other than our obligations relating to the purchase of the Sunrise Mine, we anticipate that the equity line, described below, once approved and effective, may be sufficient to meet our needs and we plan to rely upon it at least in part. Other possible sources of capital relate to: (1) sales from the stockpile of iron ore tailings at Iron Mountain which are a potential source of product to area cement producers, which we believe can provide revenue upon sale and delivery with minimal operational costs and under our existing State of Wyoming permit; and (2) the pit and titaniferous iron ore resource at Iron Mountain which is of interest to domestic steel mills as direct-ship feedstock, and which we believes could be developed and put in production upon securing of  permits, under a basic mine plan, and after minimal capital outlays of approximately $1,000,000. Both of these mining revenue possibilities are dependent first upon access to Iron Mountain which currently does not exist, and for which we have commenced a lawsuit in Albany County, Wyoming against the recalcitrant landowner. In February, 2013, our petition to use the road was denied. We are now pursuing the condemnation efforts and are seeking a second preliminary access hearing.. We have sent a letter to the landowner as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508 and have sent another letter as a precursor to a second preliminary access hearing. The materials from Iron Mountain are not directly marketable without some basic mining and processing operations. We have not performed any feasibility study to determine the economic viability of such operations.

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

Our purchase agreement for the Sunrise Mine calls for $12 million to be paid at closing. Assuming that due diligence results are satisfactory and other conditions are met, and we desire to close the purchase of the Sunrise Mine, we will have to obtain funding from third-parties or via the market to fund this acquisition. In addition, the costs of the due diligence exercise could be beyond our current funding capacity. For these reasons, we must secure financings or enter into a joint venture or similar funding arrangement, or the purchase of the Sunrise Mine cannot transpire.

Cash Flows
	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(96,566)	$(183,359))
Net Cash Provided by (Used in) Investing Activities	--	(85,000)
Net Cash Provided by (Used in) Financing Activities	--	1,000,500
Net Increase (Decrease) in Cash	$(96,566)	$732,141

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities for the three month period ended March 31, 2013 decreased for the comparative three month period ended March 31, 2012 due to lower operating expenses.

Net Cash Used in Investing Activities

Our cash used in investing activities for the three month period ended March 31, 2013 decreased for the comparative three month period ended March 31, 2012 due to lower property option payments.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the three month period ended March 31, 2013 decreased for the comparative three month period ended March 31, 2012 due to smaller private placements.

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

Securities Purchase Agreements (5% Convertible Debentures)

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

Securities Purchase Agreements and Convertible Notes with Asher Enterprises, Inc.

As of April 1, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $53,000 face value 8% Convertible Note (the “Asher Note”) with a term to January 1, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (April 1, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $3,000 for its legal fees and expenses, and will pay a 3rd party broker a 10% commission on the net amount received from Asher.

Securities Purchase Agreements and Convertible Notes GCA Strategic Investment Fund Limited

As of April 2, 2013, the Company entered into a securities purchase agreement (the “Global SPA”) with GCA Strategic Investment Fund Limited (“Global”), pursuant to which the Company sold to Global a $235,000 face value, non-interest bearing Convertible Bridge Note (the “Global Note”) with a term to September 20, 2013 (the “Global Maturity Date”). The principal amount of the Global Note is payable on the Global Maturity Date. The Global Note is convertible, in whole or in part, into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) 100% of the volume weighted average sales prices (“VWAP”), as reported by Bloomberg LP for the five (5) trading days immediately preceding the closing, and (ii) 70% of the average daily VWAPs for the common stock on the trading market during the ten (10) consecutive trading days immediately preceding the applicable conversion date. Global may not convert more than 33 1/3% of the initial principal sum into shares of common stock at a price below $0.08 during any calendar month. In the event the Company elects to prepay the Global Note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The Global Note also contains a mandatory partial prepayment requirement should the Company obtain certain future net financings in excess of $300,000, and under other conditions. In connection with the Global SPA, the Company agreed to prepare and file on or before the 30th day following the date of the SPA (the “Filing Date”) a registration statement on form S-1 or otherwise covering the resale of the shares convertible under the Global Note (the “Conversion Shares”). Subject to the limitations imposed by the SEC in accordance with Rule 415, Global shall have the right to sell the Conversion Shares under the registration statement. The Global Note contains certain penalties and liquidated damages provisions if the registration statement is filed by the Filing Date or not declared effective by the SEC within 90 days of the Filing Date. Global does not have the right to convert the Note, to the extent that Global and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. The Company paid Global $15,000 for its legal fees and expenses, and will pay a 3rd party broker a 10% commission on the net amount received from Global, plus restricted common stock at 4% of the net amount received calculated at $0.15 per share (53,333 shares).

In connection with the Global SPA, the Company agreed with Ascendiant Capital Partners, LLC (“Ascendiant”) to amend the First Amended and Restated Securities Purchase Agreement between Ascendiant and the Company (“Ascendiant SPA”), to include the Conversion Shares underlying the Global Note in the registration statement currently being pursued by the Company. The parties have agreed to increase the number of Initial Commitment Fee Shares set forth in Section 4.16 of the Ascendiant SPA to Two Million (2,000,000) shares of the Company’s common stock.  The parties acknowledged the prior issuance of 1,142,858 shares, and the Company agreed to issue an additional 857,142 shares to Ascendiant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

The Company issued the Notes described herein and intend to issue shares of common stock described herein in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933.

Contemporaneous with these financings, the Company called 51% of the previous 5% Convertible Debentures issued to two separate parties on October 18, 2012, by fully retiring one Debenture, and partially calling the other, proposing to remit on 10 business days’ notice the total amount of $122,980, representing principal and interest on these Debentures to April 17, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At March 31, 2013, we had an accumulated deficit of $4,826,204 and incurred a net loss of $388,251 for the period ended March 31, 2013.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES. - continued

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q, in evaluating our company and our business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

We are currently unable to conduct activities on our Wyoming Iron Complex property because an owner of an adjoining property has denied us access to our property.

On December 7, 2012, we filed suit in state court in Albany County, Wyoming against DSS Holdings LLC and Douglas Samuelson (“Samuelson”) to regain access to the road used by us to access the Wyoming Iron Complex, which crosses Samuelson’s property. On February 11, 2013, our petition to use the road was denied. Samuelson has locked the gate across the road and denied our repeated requests for access. The suit was filed in the District Court of the Second Judicial District in Wyoming, after negotiations between the parties were unsuccessful. We are now pursuing the condemnation efforts, but if we cannot gain access to our property, we may not be able to conduct studies and collect samples of iron ore from the existing Iron Mountain pit and stockpile in order to evaluate the suitability of these materials to meet the specifications of potential customers. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508.

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

ITEM 1A.  RISK FACTORS. - continued

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

As of May 15, 2013, we would have to pay our Chief Executive Officer $270,000 in severance and the maximum amount we would have to pay is $360,000.  In the event we are required to make these severance payments, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.

Risks Related to Our Company

If we are unable to pay the promissory note when obligations become due, Wyomex LLC may take proceedings to liquidate our holdings.

In connection with the acquisition of the Wyoming Iron Ore Complex, we issued a promissory note to Wyomex LLC. The promissory note has a principal amount of US$6,855,000 and is interest-free. As of May 15, 2013, there was $6,791,438 outstanding under the promissory note. The promissory note is secured by a purchase money mortgage of $6.8 million. The obligations under the promissory note are significantly greater than our current financial resources and we may not have the ability to pay the obligations under the promissory note. If we default on the promissory note and Wyomex LLC forecloses on the promissory note, Wyomex LLC could potentially liquidate the holdings of our company.

ITEM 1A.  RISK FACTORS. - continued

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

As of the date of this quarterly report on Form 10-Q, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weakness and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weakness and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At March 31, 2013, we had a working capital deficit of $363,323. We incurred a net loss of $388,251 for the three months ended March 31, 2013, and $4,847,523 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

ITEM 1A.  RISK FACTORS. - continued

These circumstances lead our independent registered public accounting firm, in their report dated March 28, 2013, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that our company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 1A.  RISK FACTORS. - continued

As of January 11, 2012, closed a private placement financing in the gross amount of $1,000,500, and on October 18, 2012, we closed a private placement financing in the gross amount of $200,000, and received a commitment for up to $10 million through a securities purchase agreement/equity line financing. On April 2, 2013, we closed additional private placements of convertible securities which provided $260,000 in net proceeds to the Company. However, we do not have any firm commitments for funding beyond this most recent placement as the ability to receive funding through the securities purchase agreement/equity line is dependent upon a number of conditions, which may or may not be satisfied. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

Without additional capital, we will not be able to complete due diligence or consummate the purchase of the Sunrise Mine.

Our purchase agreement for the Sunrise Mine calls for $12 million to be paid at closing. Assuming that due diligence results are satisfactory and other conditions are met, and we desire to close the purchase of the Sunrise Mine, we will have to obtain funding from third-parties or via the market to fund this acquisition. In addition, the costs of the due diligence exercise could be beyond our current funding capacity. For these reasons, the Company must secure financings or enter into a joint venture or similar funding arrangement, or the purchase of the Sunrise Mine cannot transpire.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended March 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

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

ITEM 6.  EXHIBITS - continued

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

10.28	Payroll Services Agreement with Kriyah Consultants, LLC dated June 30, 2011 (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.29	Securities Purchase Agreement with Asher Enterprises, Inc. (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.30	Convertible Note with Asher Enterprises, Inc. (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.31	Securities Purchase Agreement with GCA Strategic Investment Fund Limited (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.32	Convertible Note with GCA Strategic Investment Fund Limited (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.33
First Amendment to the First Amended and Restated Securities Purchase Agreement with Ascendiant Capital Partners, LLC (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 5, 2013)

10.34
Binding Letter of Intent for the purchase of the Sunrise Mine Property dated April 15, 2013 (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on April 16, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.
** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:  /s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: May 15, 2013

By:  /s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2013