Form 10-Q/A
period 2013-03-31
Titan Iron Ore Corp.
filed 2013-05-22
CIK 1414043

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 15, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets as of March 31, 2013 and audited Balance Sheets as of December 31, 2012, (ii) the unaudited Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 and for the period from June 5, 2007 (Inception) to March 31, 2013, (iii) the unaudited Statement of Stockholders' Equity for the period from inception to March 31, 2013, (iv) the unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from June 5, 2007 (Inception) to March 31, 2013, and (v) the unaudited Notes to Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the May 15, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

*Previously filed.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:  /s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: May 22 , 2013

By:  /s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 22 , 2013