Form 10-Q
period 2013-06-30
Titan Iron Ore Corp.
filed 2013-08-19
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:   000-52917

TITAN IRON ORE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 E. Ft. Lowell Rd. #9, Tucson, Arizona   85719

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,049,208 shares of common stock outstanding as of August 16, 2013.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

June 30, 2013

Balance Sheets as of June 30, 2013 and December 31, 2012	F-1

Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to June 30, 2013	F-2

Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to June 30, 2013	F-3 - F-4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to June 30, 2013	F-5

Notes to the Financial Statements	F-6

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
(Expressed in US dollars)

ASSETS	June 30, 2013 (unaudited)	December 31, 2012

Current Assets
Cash	$12,255	$120,433
Prepaid expenses (Note 9)	35,000	25,000
Total current assets	47,255	145,433

Deferred financing costs (Note 13)	482,864	366,684
Debt issue costs (Note 12)	29,605	32,998
Mineral properties (Note 3)	1,293,511	1,206,011

TOTAL ASSETS	$1,853,235	$1,751,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$256,203	$60,862
Accrued expenses - related party (Note 9)	42,289	6,479
Convertible debentures (Note 12)	214,002	1,831
Current portion of promissory note (Note 6)	192,226	127,353
Total Current Liabilities	704,720	196,525

Promissory note (Note 6)	992,973	982,159

Total Liabilities	1,697,693	1,178,684

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 54,628,813 (December 31, 2012 – 52,501,110) shares issued and outstanding (Note 4)	5,463	5,250
Additional paid-in capital	5,665,633	4,833,170
Common stock issuable	-	171,975
Deficit accumulated during the exploration stage	(5,515,554)	(4,437,953)
Total Stockholders' Equity	155,542	572,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,853,235	$1,751,126

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from June 5, 2007 (Inception) to June 30, 2013
	$	$	$	$	$
REVENUES	-	-	-	-	4,855

OPERATING EXPENSES
Advertising	-	657	-	1,314	25,385
General and administrative (Note 9)	131,850	145,045	271,666	306,857	1,250,150
Impairment of mineral acquisition costs (Note 3)	-	-	-	-	50,124
Accretion on promissory note (Note 6)	246,826	37,940	290,386	37,940	403,780
Financing costs	32,830	-	43,036	-	51,427
Interest expense	3,105	-	6,335	-	8,720
Investor relations	12,447	29,101	22,394	59,341	272,127
Professional fees	38,776	35,441	91,672	83,993	372,567
Mineral property exploration costs (Note 11)	4,000	33,236	7,180	70,796	500,851
Stock-based compensation (Note 7)	215,385	456,349	340,316	1,418,374	2,581,339
Travel	4,131	4,223	4,616	9,420	20,403

TOTAL OPERATING EXPENSES	689,350	741,992	1,077,601	1,988,035	5,536,873

LOSS FROM OPERATIONS	(689,350)	(741,992)	(1,077,601)	(1,988,035)	(5,532,018)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	-	-	17,631
Other income (expenses)	-	-	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(689,350)	(741,992)	(1,077,601)	(1,988,035)	(5,515,554)

BASIC LOSS PER SHARE	(0.01)	(0.01)	(0.02)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,268,587	51,071,000	53,751,689	50,997,703

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO JUNE 30, 2013
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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO JUNE 30, 2013 (CONTINUED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2012	52,501,110	$5,250	$4,833,170	$171,975	$(4,437,953)	$572,442

Stock-based compensation	-	-	340,316	-	-	340,316

Shares issued under equity line (Note 13)	1,676,072	168	248,486	(171,975)	-	76,679

Shares issued for services	203,333	20	17,746	-	-	17,766

Conversion of notes	248,298	25	225,915	-	-	225,940

Net loss for the period ended June 30, 2013	-	-	-	-	(1,077,601)	(1,077,601)

Balance, June 30, 2013	54,628,813	$5,463	$5,665,633	$-	$(5,515,554)	$155,542

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from June 5, 2007 (Inception) to June 30, 2013
Cash Flows from Operating Activities:
Net loss	$(1,077,601)	$(1,988,035)	$(5,515,554)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	340,316	1,418,374	2,581,339
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	-	50,124
Financing costs	345,742	-	354,128
Accretion on promissory note	54,528	37,940	167,922
Shares issued for services	17,766	-	161,766
Gain on debt settlement	-	-	(17,631)
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	(10,000)	(3,000)	(35,000)
Increase (decrease) in accounts payable	(23,069)	12,185	43,465
Increase (decrease) in accrued expenses – related party	35,810	18,596	51,503
Net Cash Provided by (Used in) Operating Activities	(316,508)	(503,940)	(2,150,938)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(25,000)	(85,000)	(220,124)
Net Cash Used in Investing Activities	(25,000)	(85,000)	(227,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	-	1,000,500	2,079,424
Proceeds from convertible debentures (net proceeds)	371,333	-	540,208
Repayment of promissory note	(135,003)	-	(198,565)
Deferred financing costs	(3,000)	-	(30,750)
Net Cash Provided by Financing Activities	233,330	1,000,500	2,390,317

Net Increase (Decrease) in Cash	(108,178)	411,560	12,255

Cash– Beginning	120,433	118,066	-

Cash– Ending	$12,255	$529,626	$12,255

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Items:
Shares issued for services	$17,766	$-	$161,766
Promissory note issued for mineral property	-	1,208,646	1,061,011

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

1.  NATURE AND CONTINUANCE OF BUSINESS

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effective becoming an exploration stage company. The Company’s principal business includes the acquisition, and exploration of mineral properties. Also effective June 15, 2011, the Company effected a 37 to one forward stock split of our authorized and issued and outstanding common stock.  As a result, 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000. Effective June 30, 2011 and in connection with the acquisition of an option to purchase a mineral property, certain shareholders surrendered 142,950,000 common shares of the Company. As a result of the Company’s cancellation of these shares, the Company’s outstanding shares of common stock decreased to 49,737,000. During the year ended December 31, 2012 the Company issued 1,334,000 shares in a private placement, issued 550,000 shares for services received, issued 323,928 shares under an equity credit line financing, and issued 556,182 shares resulting from the exercise of warrants, bringing the total outstanding shares to 52,501,110. During the six months ended June 30, 2013 the Company issued 1,676,072 shares under an equity credit line financing, issued 203,333 shares in exchange for services, and issued 248,298 shares on note conversions, bringing the total outstanding shares to 54,628,813.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at June 30, 2013 the Company has a working capital deficiency of $657,465 and has accumulated losses of $5,515,554 since inception and its operations continue to be funded primarily from sales of its stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from an equity line of credit to continue the exploration for mineral resources (see Note 13). The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2013 and the results of its operations and cash flows for the six months ended June 30, 2013 and June 30, 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2013.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2013, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended June 30, 2013 and December 31, 2012, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 7,538,482 as of June 30, 2013.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at June 30, 2013, total payments of $145,000 had been made.

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

In connection with the LOI, Titan paid New Sunrise a non-refundable deposit of $25,000, and Titan shall have 180 days to conduct due diligence investigations of the property. The parties shall enter into a formal Purchase Agreement and Closing shall occur no later than 60 days after the end of the due diligence period. Closing is subject to financing and other customary conditions.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

4.  COMMON STOCK

On January 10, 2013, the Company issued 818,930 shares of common stock as the third tranche of Commitment Shares pursuant to the Equity Line of Credit Agreement (Note 13).

On April 15, 2013, the Company issued 857,142 shares of common stock as the fourth tranche of Commitment Shares pursuant to the Equity Line of Credit Agreement (Note 13).

On April 15, 2013 the Company issued 53,333 shares of common stock as finder’s fees for a convertible note.

On May 15, 2013, the Company issued 248,298 shares of common stock to a convertible note holder for partial conversion of the note.

On May 23, 2013, the Company issued 150,000 shares of common stock to a consultant in exchange for investor relations services.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2010	-	-
Warrants granted with private placement	1,050,000	$0.75

Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	1.00
Warrants issued with convertible debentures	758,844	0.25
Warrants exercised	(758,844)	0.25
Balance, December 31, 2012	1,717,000	0.85
Balance, June 30, 2013	1,717,000	0.85

Details of share purchase warrants outstanding as of June 30, 2013 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,061,011 on April 10, 2012. The Company recorded accretion expense of $113,394 and made a payment of $63,562 in the year ended December 31, 2012. As of June 30, 2013, the carrying value of the promissory note is $1,185,199.

At June 30, 2013, estimated contractual principal payments due on the promissory note for the next five years are as follows:

March 31, 2014	128,945
March 31, 2015	132,189
March 31, 2016	135,515
March 31, 2017	138,924
March 31, 2018	142,418
Total	$677,991

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

During the six months ended June 30, 2013, the Company granted 1,700,000 stock options at an exercise price of $0.067 per share for 10 years.. During the six months ended June 30, 2013 the Company recorded stock based compensation $340,316 related to the vesting period for these options.

The following table summarizes the options outstanding as at June 30, 2013:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
June 25, 2013	0.067	1,700,000
	0.55	6,650,000

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION  (CONTINUED)

The following table summarizes the continuity of the Company’s stock options:
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2010	-	-	-	-

Options granted	3,950,000	0.84	-	-
Outstanding, December 31, 2011	3,950,000	0.84	8.08	869,000

Options granted	1,000,000	0.20	9.48	-
Outstanding, December 31, 2012	4,950,000	0.71	8.37	10,000

Options granted	1,700,000	0.067	9.99	-
Outstanding, June 30, 2013	6,650,000	0.71	7.86	-
Exercisable, June 30, 2013	6,400,000	0.55	8.42	-

As at June 30, 2013, there was no unrecognized compensation cost related to non-vested stock options.

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

On May 21, 2013, the Company entered into a consulting agreement with Empire Relations Group Inc. (“Empire) to be effective June 1, 2013 whereby Empire will provide financial and public relations services for an immediate cash payment of $4,000 (paid), cash payments of $4,000 and $5,500 on August 30, 2013 and September 29, 2013, respectively, if the agreement is not terminated, 150,000 restricted common shares, and pre-approved, out of pocket expenses of Empire.  This agreement is for 5 months, subject to early termination.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO. During the six months ended June 30, 2013 the Company advanced $10,000 to this management firm and $35,000 was outstanding as at June 30, 2013. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the six months ended June 30, 2013 the Company incurred $15,000 in management fees (2012: $15,000) to the management firm managed by the Company’s CEO with such costs being recorded as general and administrative costs.

During the six months ended June 30, 2013 the Company incurred $185,478 in management fees to officers and directors of the Company (2012: $187,827) with such costs being recorded as general and administrative costs. As at June 30, 2013, the Company owed $42,289 to officers for unreimbursed expenses and accrued management fees (December 31, 2012: $6,479).

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENT (CONTINUED)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2013, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$

Assets:
Cash	12,255	–	–	12,255

As at June 30, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

11.  MINERAL PROPERTY EXPLORATION COSTS

During the six months ended June 30, 2013 and 2012 the following project costs were incurred:

	Six months Ended June 30, 2013	Six months Ended June 30, 2012

Strong Creek and Iron Mountain:
Technical Report	$-	$36,584
Mapping	180	-
Drilling	-	11,305
Travel	1,000	10,907
Aeromagnetic Survey	-	10,000
Lease Payments	6,000	2,000

TOTAL	7,180	70,796

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

The Company recognized total discounts of $199,500, reducing the carrying value of the convertible debenture to $500.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $235,300. During the period ended December 31, 2012, the Company recorded accretion of discount of $1,331 increasing the carrying value of the convertible debentures to $1,831.

On April 17, 2013, the Company repaid $120,003 in principal and $2,975 in interest. In accordance with ASC 470-20, the Company recognized unamortized discount of $114,215 as accretion expense upon the partial conversion of the note.

On May 15, 2013, the Company issued 248,298 shares of common stock upon the conversion of $15,000 in principal and $415 in interest. In accordance with ASC 470-20, the Company recognized unamortized discount of $13,725 as accretion expense upon the partial conversion of the note.

During the period ended June 30, 2013, the Company recorded accretion of discount of $24,435 increasing the carrying value of the convertible debentures to $19,203.

In connection with the convertible debentures, the Company paid finder’s fees consisting of $18,000 and the issuance of 52,943 finder’s warrants with a fair value of $23,389. The Company also incurred transaction costs of $31,126 related to the issuance of convertible debentures. These costs have been allocated between debt and equity based on the relative fair values. The finder’s fees have been included in debt issue costs and are being amortized over the term of the convertible debentures.

On April 1, 2013, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $53,000 face value 8% convertible note (“Asher Note”) with a maturity date of January 1, 2014. Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date, at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Asher Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the issue date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the issue date, (iii) 140% if prepaid 91 days following the closing through 120 days following the issue date, (iv) 150% if prepaid 121 days following the issue date through 180 days following the issue date, and (v) 175% if prepaid 181 days following the issue date through the  maturity date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the Asher Note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Asher Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The Company paid Asher $3,000 for its legal fees and expenses, and paid a 3rd party broker a $5,000 commission on the net amount received from Asher. The finder’s fees have been included in debt issue costs and are being amortized over the term of the convertible debenture.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,648 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $19,352.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $53,000.

During the period ended June 30, 2013, the Company recorded accretion of discount of $7,572 increasing the carrying value of the convertible debentures to $26,924.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

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

The Company paid Global $15,000 for its legal fees and expenses, which has been included in deferred financing costs and is being amortized over the term of the term of the convertible debenture. The Company also paid a 3rd party broker a $20,000 commission on the net amount received from Global and 53,333 shares of restricted common stock based on 4% of the net amount received calculated at $0.15 per share. The finder’s fees have been included in debt issue costs and are being amortized over the term of the convertible debenture.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,648 as additional-paid-in capital and an equivalent discount. The Company recognized total discounts of $130,883, reducing the carrying value of the convertible debenture to $104,117.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $235,000.

During the period ended June 30, 2013, the Company recorded accretion of discount of $54,460 increasing the carrying value of the convertible debenture to $158,577.

On June 26, 2013, the Company entered into a one year Promissory Note (the “JMJ Note”) with JMJ Financial (“JMJ”). The JMJ Note provides for tranches of financing of up to $275,000 in the aggregate and all amounts funded by JMJ bear a 10% Original Issue Discount (“OID”) fee , and are interest-free for 90 days from date of each funding, following which said amounts bear a one-time interest charge of 12%.  The Company has the right to prepay without penalty the amount of any funding within 90 days. JMJ has funded $75,000 at closing on June 26, 2013, (the “Initial Funding”). The parties must mutually agree on any additional amounts beyond the Initial Funding to be furnished under the provisions of the JMJ Note. The term of each funding under the JMJ Note is one year (the “JMJ Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus OID and interest under the JMJ Note are convertible into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) $0.07, and (ii) 60% of the average of the two lowest closing prices in the 20 trading days previous to the conversion. JMJ does not have the right to convert the JMJ Note, to the extent that JMJ would beneficially own in excess of 4.99% of our outstanding common stock. The Company paid no legal fees, expenses, or commissions on the net amount received from JMJ.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $65,993 as additional-paid-in capital and an equivalent discount. The Company recognized total discounts of $74,326, reducing the carrying value of the convertible debenture to $9,007.  The discount is being accreted over the term of the convertible debenture to increase the carrying value to the face value of $83,333.

During the period ended June 30, 2013, the Company recorded accretion of discount of $292 increasing the carrying value of the convertible debenture to $9,298.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
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

Pursuant to the terms of the Equity Line of Credit Agreement, the Company agreed to issue the following shares of common stock (the “Commitment Shares”):

·	150,015 shares of common stock no later than 30 days following the agreement date (issued on October 22, 2012);

·
On the trading day (the “Second Payment Date”) which is 30 calendar days following the agreement date, 173,913 shares of common stock, being equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Second Payment Date (issued on November 19, 2012);

·
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

·
On the trading day (the “Fourth Payment Date”) in which the Company has received at least $1,000,000 in aggregate up on drawdowns, a number of shares of common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fourth Payment Date; and

·
on the trading day (the “Fifth Payment Date”) in which the Company has received at least $2,000,000 in aggregate up on drawdowns, a number of shares of common stock equal to 0.5% of $10,000,000 divided by 95% of the average VWAP during the 10 trading days prior to the Fifth Payment Date.

At June 30, 2013, the fair value of the commitment shares issued of $182,209 for the First and Second Payment Dates, $180,082 for the value of the commitment shares for the Third Payment Date, and $68,571 for the value of the commitment shares for the Fourth Payment Date plus the direct expenses of $44,377 have been included in deferred financing costs and will be amortized over the Equity Line of Credit Agreement.

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

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
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

On April 2, 2013 the Company entered into a First Amendment to the First Amended and Restated Securities Purchase Agreement (the "Amended Equity Line of Credit Agreement") with Ascendiant Capital Partners, LLC ("Ascendiant") dated February 19, 2013:

This amendment made, among other things, the following change to the Amended Equity Line of Credit Agreement:

The parties have agreed to increase the number of Initial Commitment Fee Shares set forth in Section 4.16 of the First Restatement to Two Million (2,000,000) shares of Issuer’s Common Stock. The parties acknowledged the prior issuance of 1,142,858 shares, and the Company agreed to issue an additional 857,142 shares which were issued on April 15, 2013.  At June 30, 2013, direct expenses of $7,624 have been included in deferred financing costs and will be amortized over the Share Purchase Agreement

On June 26, 2013, the registration statement was declared effective by the SEC. As at June 30, 2013, the Company has not drawn down on its equity line of credit as it must wait twenty business days under the agreement.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(Expressed in US dollars)

14.  SUBSEQUENT EVENTS

On of July 1, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $42,500 face value 8% Convertible Note (the “Asher Note”) with a term to March 20, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (July 1, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $2,500 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

On July 17, 2013 Global Capital Advisors converted $10,000 of the convertible note and the Company issued 200,000 shares of common stock at a price of $0.05.

On July 25, 2013 The Marie Baier Foundation converted $31,011 of the convertible note and the Company issued 587,941 shared of commons stock at a price of $0.05.

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

On October 18, 2012 we entered into agreements to secure up to $10 million in equity line financing. Separately on the same date, we also received $200,000 in funding from convertible debentures. On April 2, 2013, we received another $288,000 in convertible note financings and retired 51% of the previous convertible debentures. On June 26, 2013 we received an additional $83,333 in convertible note financing. On July 1, 2013 we received an additional $42,500 in convertible note financing.

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

•
Commencing six months from the date of closing and every six months thereafter, we will pay Wyomex, as an advance production payment, the initial amount of $62,500 (the “Advance Production Payment”), as adjusted for inflation, until Commencement of Commercial Production from the Property, which is defined as the first quarter of production in which 4.5 percent of the metal values or gross proceeds from the sales of mineral materials derived from the Wyoming Iron Complex exceeds the amount of the Advance Production Payment. The $62,500 payment due on March 31, 2013 has not been made.

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

Results of Operations

For the three and six months ended June 30, 2013 compared to 2012

Our net loss and comprehensive loss for our interim period ended June 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Revenues	$--	$--	$--	$--
Total Operating Expenses	689,350	741,992	1,077,601	1,988,035
Loss From Operations	(689,350)	(741,992)	(1,077,601)	(1,988,035)
Other Income (Expenses)	--	--	--	--
Net Loss	(689,350)	(741,992)	(1,077,601)	(1,988,035)

Total operating expenses decreased 7% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our operating expenses for the three months ended June 30, 2013 primarily consists of stock-based compensation, accretion on promissory notes, and general and administrative expenses.  Total expenses decreased primarily due to lower stock based compensation expense on fewer options vesting in the period, offset by higher accretion on promissory notes on increased convertible note borrowings.

Total operating expenses decreased 46% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our operating expenses for the six months ended June 30, 2013 primarily consists of stock-based compensation, accretion on promissory notes, and general and administrative expenses.  Total expenses decreased primarily due to lower stock based compensation expense on fewer options vesting in the period, offset by higher accretion on promissory notes on increased convertible note borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working Capital
	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Current Assets	$47,255	$145,433
Current Liabilities	704,720	196,525
Working Capital(Deficiency)	$(657,465)	$(51,092)

As of June 30, 2013, we had $12,255 in cash, as compared to $120,433 as of December 31, 2012. Our cash decreased due to operating activities.

As of June 30, 2013, we had accounts payable of $256,203, as compared to $60,862 as of December 31, 2012. Our accounts payable increased due to higher amounts due to trade vendors.

As of June 30, 2013, we had accrued expenses to related parties of $42,289, as compared to $6,479 as of December 31, 2012. Our accrued expenses to related parties of promissory note increased due to higher amounts due to officers.

Cash Flows
	Six months	Six months
	Ended	Ended
	June 30, 2013	June 30, 2012
Net Cash Provided by (Used in) Operating Activities	$(316,508)	$(503,940)
Net Cash Provided by (Used in) Investing Activities	(25,000)	(85,000)
Net Cash Provided by (Used in) Financing Activities	233,330	1,000,500
Net Increase (Decrease) in Cash	$(108,178)	$411,560

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities for the three month period ended June 30, 2013 decreased for the comparative three month period ended June 30, 2012 due to lower operating expenses.

Net Cash Used in Investing Activities

Our cash used in investing activities for the three month period ended June 30, 2013 decreased for the comparative three month period ended June 30, 2012 due to lower property option payments.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the three month period ended June 30, 2013 decreased for the comparative three month period ended June 30, 2012 due to smaller convertible notes issued compared to a larger private placement in the prior year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements and Convertible Notes with Asher Enterprises, Inc.

As of April 1, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $53,000 face value 8% Convertible Note (the “Asher Note”) with a term to January 1, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (April 1, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $3,000 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

As of July 1, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $42,500 face value 8% Convertible Note (the “Asher Note”) with a term to March 20, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (July 1, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $2,500 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

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

Promissory Note JMJ Financial

On June 26, 2013, the Company entered into a one year Promissory Note (the “JMJ Note”) with JMJ Financial (“JMJ”). The JMJ Note provides for tranches of financing of up to $275,000 in the aggregate and all amounts funded by JMJ bear a 10% Original Issue Discount (“OID”) fee , and are interest-free for 90 days from date of each funding, following which said amounts bear a one-time interest charge of 12%.  The Company has the right to prepay without penalty the amount of any funding within 90 days. JMJ has funded $75,000 ($83,333 principal) at closing on June 26, 2013, (the “Initial Funding”). The parties must mutually agree on any additional amounts beyond the Initial Funding to be furnished under the provisions of the JMJ Note. The term of each funding under the JMJ Note is one year (the “JMJ Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus OID and interest under the JMJ Note are convertible into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) $0.07, and (ii) 60% of the average of the two lowest closing prices in the 20 trading days previous to the conversion. JMJ does not have the right to convert the JMJ Note, to the extent that JMJ would beneficially own in excess of 4.99% of our outstanding common stock. The Company paid no legal fees, expenses, or commissions on the net amount received from JMJ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

The Company issued the Notes described herein and intends to issue shares of common stock described herein in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933.

Contemporaneous with the October 18, 2012 financings, the Company called 51% of the previous 5% Convertible Debentures issued to two separate parties on October 18, 2012, by fully retiring one Debenture, and partially calling the other, proposing to remit on 10 business days’ notice the total amount of $122,980, representing principal and interest on these Debentures to April 17, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At June 30, 2013, we had an accumulated deficit of $5,515,554 and incurred a net loss of $1,077,601 for the period ended June 30, 2013.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2012.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of August 16, 2013, we would have to pay our Chief Executive Officer $270,000 in severance and the maximum amount we would have to pay is $360,000.  In the event we are required to make these severance payments, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.

Risks Related to Our Company

If we are unable to pay the promissory note when obligations become due, Wyomex LLC may take proceedings to liquidate our holdings.

In connection with the acquisition of the Wyoming Iron Ore Complex, we issued a promissory note to Wyomex LLC. The promissory note has a principal amount of US$6,855,000 and is interest-free. As of August 16, 2013, there was $6,791,438 outstanding under the promissory note. The promissory note is secured by a purchase money mortgage of $6.8 million. The obligations under the promissory note are significantly greater than our current financial resources and we may not have the ability to pay the obligations under the promissory note. If we default on the promissory note and Wyomex LLC forecloses on the promissory note, Wyomex LLC could potentially liquidate the holdings of our company.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2013, we had a working capital deficit of $657,465. We incurred a net loss of $1,077,601 for the six months ended June 30, 2013, and $5,515,554 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A.  RISK FACTORS. - continued

As of January 11, 2012, closed a private placement financing in the gross amount of $1,000,500, and on October 18, 2012, we closed a private placement financing in the gross amount of $200,000, and received a commitment for up to $10 million through a securities purchase agreement/equity line financing. On April 2, 2013, we closed additional private placements of convertible securities which provided $288,000 in gross proceeds to the Company. On June 26, 2013 we received an additional 83,333 in convertible note financing. On July 1, 2013 we received an additional $42,500 in convertible note financing. However, we do not have any firm commitments for funding beyond this most recent placement as the ability to receive funding through the securities purchase agreement/equity line is dependent upon a number of conditions, which may or may not be satisfied. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

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

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1*	Temporary Hardship Exemption
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:  /s/ Andrew Brodkey

Andrew Brodkey
President, CEO and Director
(Principal Executive Officer)
Date: August 19, 2013

By:  /s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 19, 2013