Form 10-Q
period 2013-09-30
Titan Iron Ore Corp.
filed 2013-11-19
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,672,280 shares of common stock outstanding as of November 15, 2013.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

September 30, 2013

Balance Sheets as of September 30, 2013 and December 31, 2012	F-1

Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to September 30, 2013	F-2

Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to September 30, 2013	F-3 - F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the period from June 5, 2007 (inception) to September 30, 2013	F-5

Notes to the Financial Statements	F-6

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2013 (unaudited)	December 31, 2012

Current Assets
Cash	$12,870	$120,433
Prepaid expenses (Note 9)	35,000	25,000
Total current assets	47,870	145,433

Deferred financing costs (Note 13)	432,746	366,684
Debt issue costs (Note 12)	15,570	32,998
Mineral properties (Note 3)	1,231,011	1,206,011

TOTAL ASSETS	$1,727,197	$1,751,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$249,829	$60,862
Accrued expenses - related party (Note 9)	121,276	6,479
Convertible debentures (Note 12)	296,648	1,831
Current portion of promissory note (Note 6)	257,911	127,353
Total Current Liabilities	925,664	196,525

Promissory note (Note 6)	933,342	982,159

Total Liabilities	1,859,006	1,178,684

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 56,713,245 (December 31, 2012 – 52,501,110) shares issued and outstanding (Note 4)	5,671	5,250
Additional paid-in capital	6,183,101	4,833,170
Common stock issuable	-	171,975
Deficit accumulated during the exploration stage	(6,320,581)	(4,437,953)
Total Stockholders' Equity	(131,809)	572,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,727,197	$1,751,126

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012	Period from June 5, 2007 (Inception) to September 30, 2013
	$	$	$	$	$
REVENUES	-	-	-	-	4,855

OPERATING EXPENSES
Advertising	-	657	-	1,971	25,385
General and administrative (Note 9)	176,282	143,181	447,948	450,038	1,426,432
Impairment of mineral acquisition costs (Note 3)	-	-	-	-	50,124
Accretion on promissory note (Note 6)	207,197	37,940	497,583	75,880	610,977
Financing costs	101,852	-	144,888	-	153,279
Interest expense	14,069	-	20,404	-	22,789
Investor relations	7,097	157,249	29,491	216,590	279,224
Professional fees	26,307	44,725	117,979	128,718	398,874
Mineral property exploration costs (Note 11)	8,116	62,904	15,296	133,700	508,967
Stock-based compensation (Note 7)	96,107	433,408	436,423	1,851,782	2,677,446
Travel	-	2,848	4,616	12,268	20,403

TOTAL OPERATING EXPENSES	637,027	882,912	1,714,628	2,870,947	6,173,900

LOSS FROM OPERATIONS	(637,027)	(882,912)	(1,714,628)	(2,870,947)	(6,169,045)

OTHER INCOME (EXPENSES)
Gain on debt settlement		-		-	17,631
Loss on modification of promissory note	(168,000)	-	(168,000)
Other income (expenses)	-	-	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(805,027)	(882,912)	(1,882,628)	(2,870,947)	(6,152,581)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.02)	(0.03)	(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	55,709,371	51,107,957	54,411,421	51,034,723

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2013 (CONTINUED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2012	52,501,110	$5,250	$4,833,170	$171,975	$(4,437,953)	$572,442

Stock-based compensation	-	-	436,423	-	-	436,423

Shares issued under equity line (Note 13)	1,762,836	177	252,038	(171,975)	-	80,240

Shares issued for services	203,333	20	17,746	-	-	17,766

Conversion of notes	2,245,966	224	643,724	-	-	643,948

Net loss for the period ended September 30, 2013	-	-	-	-	(1,882,628)	(1,882,628)

Balance, September 30, 2013	56,713,245	$5,671	$6,183,101	$-	$(6,320,581)	$(131,809)

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012	Period from June 5, 2007 (Inception) to September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(1,882,628)	$(2,870,947)	$(6,320,581)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	436,423	1,851,782	2,677,446
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	-	-	50,124
Financing costs	630,174	-	638,565
Accretion on promissory note	113,741	75,880	227,135
Shares issued for services	17,766	126,500	161,766
Gain (loss) on debt settlement	168,000	-	150,369
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	(10,000)		(35,000)
Increase (decrease) in accounts payable	15,363	41,942	81,892
Increase (decrease) in accrued expenses – related party	114,797	16,439	130,490
Net Cash Provided by (Used in) Operating Activities	(396,364)	(758,404)	(2,230,794)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(25,000)	(85,000)	(220,124)
Net Cash Used in Investing Activities	(25,000)	(85,000)	(227,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	-	1,000,500	2,079,424
Proceeds from convertible debentures (net proceeds)	453,500	-	622,375
Repayment of promissory note	-	-	(63,562)
Repayment of convertible debt	(120,000)	-	(120,000)
Deferred financing costs	19,699	-	(47,499)
Net Cash Provided by Financing Activities	313,801	1,000,500	2,470,788

Net Increase (Decrease) in Cash	(107,563)	157,096	12,870

Cash– Beginning	120,433	118,066	-

Cash– Ending	$12,870	$275,162	$12,870

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Items:
Shares issued for services	$17,766	$126,500	$161,766
Promissory note issued for mineral property	-	1,208,646	1,061,011

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at September 30, 2013 the Company has a working capital deficiency of $877,794 and has accumulated losses of $6,320,581 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from an equity line of credit to continue the exploration for mineral resources (see Note 13). The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2013 and the results of its operations and cash flows for the nine months ended September 30, 2013. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2013.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2013, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended September 30, 2013 and September 30, 2012, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 8,367,000 as of September 30, 2013.

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
SEPTEMBER 30, 2013
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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at September 30, 2013, total payments of $145,000 had been made.

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

On February 11, 2013, our petition to use the road was denied. We are now pursuing the condemnation efforts and are seeking a second preliminary access hearing.. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508 and have sent another letter as a precursor to a second preliminary access hearing. The company expects to fully resolve the access issue to allow further exploration.

Sunrise Iron
On April 16, 2013 the Company announced that through a binding letter of intent (“LOI”) the Company has agreed to purchase the Sunrise Iron Mining Complex from New Sunrise, LLC, for a price of $12 million. Sunrise is an iron project located in Platte County, Wyoming, consisting of fee land and patented mining claims aggregating approximately 1400 acres.

In connection with the LOI, Titan paid New Sunrise a non-refundable deposit of $25,000, and Titan had 180 days to conduct due diligence investigations of the property. On October 15, 2013, the parties agreed to extend the agreement to January 15, 2014 on a non exclusive basis. The parties shall enter into a formal Purchase Agreement and Closing shall occur no later than 60 days after the end of the due diligence period. Closing is subject to financing and other customary conditions.

4.  COMMON STOCK

Issued during 2013:
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

On July 17, 2013, the Company issued 200,000 shares of common stock to a convertible note holder for partial conversion of the note.

On July 25, 2013, the Company issued 587,941 shares of common stock to a convertible note holder for partial conversion of the note.

On August 9, 2013, the Company issued 285,714 shares of common stock to a convertible note holder for partial conversion of the note.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

4.  COMMON STOCK (continued)

On August 15, 2013, the Company issued 346,740 shares of common stock to a convertible note holder for partial conversion of the note.

On August 29, 2013, the Company issued 350,000 shares of common stock to a convertible note holder for partial conversion of the note.

On September 11, 2013, the Company issued 86,764 shares of common stock pursuant to an equity line of credit for proceeds of $3,561.

On September 24, 2013, the Company issued 227,273 shares of common stock to a convertible note holder for partial conversion of the note.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	1.00
Warrants issued with convertible debentures	758,844	0.25
Warrants exercised	(758,844)	0.25
Balance, December 31, 2012	1,717,000	0.85
Balance, September 30, 2013	1,717,000	0.85

Details of share purchase warrants outstanding as of September 30, 2013 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,061,011 on April 10, 2012. As of September 30, 2013, the carrying value of the promissory note is $1,191,253.  During the period ending September 30, 2013, the Company modified the promissory note, resulting in reduction of principal by $200,000 and a loss on modification of promissory note of $168,000.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

6.  PROMISSORY NOTE (continued)

At September 30, 2013, estimated contractual principal payments due on the promissory note for the next five years are as follows:

September 30, 2014	257,911
September 30, 2015	133,842
September 30, 2016	137,209
September 30, 2017	140,660
September 30, 2018	144,199
Total	$813,821

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

During the nine months ended September 30, 2013, the Company granted 1,700,000 stock options at an exercise price of $0.067 per share for 10 years. During the nine months ended September 30, 2013 the Company recorded stock based compensation $436,423 related to the vesting period for these options.

The following table summarizes the options outstanding as at September 30, 2013:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
June 25, 2023	0.067	1,700,000
	0.55	6,650,000

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	3,950,000	0.84	8.08	869,000

Options granted	1,000,000	0.20	9.48	-
Outstanding, December 31, 2012	4,950,000	0.71	8.37	10,000

Options granted	1,700,000	0.067	9.99	-
Outstanding, September 30, 2013	6,650,000	0.55	8.15	-
Exercisable, September 30, 2013	6,400,000	0.56	8.13	-

As at September 30, 2013, the unrecognized compensation cost related to non-vested stock options is $10,596.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
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

 9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s CEO. During the nine months ended September 30, 2013 the Company advanced $10,000 to this management firm and $35,000 was outstanding as at September 30, 2013. This advance for expenses to be incurred on the Company’s behalf was recorded as prepaid expenses.

During the nine months ended September 30, 2013 the Company incurred $22,500 in management fees (2012: $22,500) to the management firm managed by the Company’s CEO with such costs being recorded as general and administrative costs. As at September 30, 2013, the Company owed $61,276 to this management firm.

During the nine months ended September 30, 2013 the Company incurred $308,078 in management fees to officers and directors of the Company (2012: $278,979) with such costs being recorded as general and administrative costs. As at September 30, 2013, the Company owed $60,000 to officers for unreimbursed expenses and accrued management fees (December 31, 2012: $121,276).

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
SEPTEMBER 30, 2013
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENT (continued)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2013, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$

Assets:
Cash	12,870	–	–	12,870

As at September 30, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

11.  MINERAL PROPERTY EXPLORATION COSTS

During the nine months ended September 30, 2013 and 2012 the following project costs were incurred:

	Nine months Ended September 30, 2013	Nine Months Ended September 30, 2012

Strong Creek and Iron Mountain:
Technical Report	$-	$73,137
Mapping	180	-
Claims	3,774	3,230
Drilling	1,342	11,655
Travel	1,000	20,678
Aeromagnetic Survey	-	20,000
Lease payments	9,000	5,000
TOTAL	15,296	133,700

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	18-Oct-12	70,297	18,138	52,159	5%	18-Oct-13
b	)	1-Apr-13	53,000	15,307	37,693	8%	1-Jan-14
b	)	1-Jul-13	42,500	23,648	18,852	8%	28-Mar-14
b	)	15-Aug-13	15,500	3,701	11,799	8%	19-May-14
b	)	23-Aug-13	27,500	24,879	2,621	8%	27-May-14
b	)	1-Jul-13	42,500	23,648	18,852	8%	28-Mar-14
c	)	2-Apr-13	218,000	171,267	46,733	0%	2-Jan-13
d	)	26-Jun-13	83,333	67,113	16,220	12%	26-Jun-14
d	)	26-Sep-13	27,778	27,218	560	12%	26-Sep-14
e	)	18-Sep-13	195,000	84,988	110,011	12%	18-Sep-14
			732,908	436,259	296,648

a)
During the year-ended December 31, 2012 the Company entered into a convertible debenture agreement with Motivated Minds LLC and The Marie Baier Foundation. The unpaid principal portion and accrued interest on the convertible debt is convertible in whole or in part as follows:

•	Conversion price per share equal to the lower of :
(i)	$0.27 per share between October 18, 2012 and April 18, 2013 and $0.35 per share thereafter
(ii)	70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.
•
The holders must not convert more than 30% of the initial principal sum into shares of the Company’s common stock at a price below $0.15 per share during any calendar month and must not convert more than 20% of the original principal sum into shares of the Company’s common stock at a price below $0.11 per share during any calendar month.

Pursuant to the convertible debenture agreement, the Company issued 705,901 common stock purchase warrants to the debenture holders as interest expense. Each warrant is exercisable into one share of common stock at $0.25 per share for 3 years. In connection with the convertible debentures, the Company paid finder’s fees consisting of $18,000 and the issuance of 52,943 finder’s warrants with a fair value of $23,389. The Company also incurred transaction costs of $31,126 related to the issuance of convertible debentures. These costs have been allocated between debt and equity based on the relative fair values. The finder’s fees have been included in debt issue costs and are being amortized over the term of the convertible debentures.

b)
The Company entered into several convertible promissory notes (“Asher Notes”) with Asher Enterprises Inc. (“Asher”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the average price of the lowest 5 day trading days during the 10 trading days preceding the conversion. The Asher Notes cannot be converted, to the extent that Asher Enterprises Inc. and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:
•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 60 days beginning on the issuance date;
•
Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 61 days following the issuance date and ending on the date that is 90 days following the issuance date;

•
Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 120 days following the issuance date;

•
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 121 days following the issuance date and ending on the date that is 180 days following the issuance date;

•
Outstanding principal multiplied by 175% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

•
In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the Asher Notes becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

c)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited. On September 30, 2013 the Company entered in a letter agreement with GCA Strategic Investment Fund Limited, in which the original maturity date of September 20, 2013 was extended to January 2, 2014. The remaining principal balance was agreed to be $218,000.

The unpaid principal portion and accrued interest on the convertible bridge note is convertible in whole or in part as follows:
•	Conversion price per share equal to the lower of :
(i)	100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion days
(ii)	70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.
•	The holders must not convert more than 33 1/3% of the initial principal sum into shares of the Company’s common stock at a price below $0.08 per share during any calendar month.

Global does not have the right to convert the convertible bridge note, to the extent that Global and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

In the event the Company elects to prepay the convertible bridge note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The convertible bridge note also contains a mandatory partial prepayment requirement should the Company obtain certain future net financings in excess of $300,000, and under other conditions.

d)
During the period ended September 30, 2013 the Company entered into a one year promissory note with JMJ Financial. The total amount that may be borrowed is $275,000, which includes an upfront fee of 10%. No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% upfront fee.

On delivery of consideration, the lender may convert all or part of the unpaid principal and upfront fee into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to the lesser of $0.07 or 60% of the market price. The market price is defined as the lowest trade price in the 25 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion.

After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

e)	During the period ended September 30, 2013 the Company entered into a convertible debenture agreement with Magna LLC.

The unpaid principal portion on the convertible debenture is convertible in whole or in part as follows at a conversion price equal to 80% of the average price of the Company’s common stock for the 5 trading days preceding the conversion day. The holders must not convert more than 300%  of the average daily dollar volume  in the 10 day trading period ending on the day that the holder elects conversion.

During the period ended September 30, 2013, $88,201 (2012 - $nil) of convertible debentures were settled by issuing 2,245,966 (2012 - nil) shares of common stock of the Company.

During the period ended September 30, 2013, $120,003 (2012 - $nil) of convertible debentures were settled through payment of cash.

During the period ended September 30, 2013, the Company incurred $nil (2012 - $31,126) in transaction costs in connection with the issuance of the convertible debentures, which has been recorded as a reduction to the carrying values of convertible debentures.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

13.  EQUITY LINE OF CREDIT

On October 18, 2012, the Company entered into a securities purchase agreement (the “Equity Line of Credit Agreement”) with Ascendiant Capital Partners, LLC (“Ascendiant”), as amended on January 9, 2013, February 19, 2013 and April 2, 2013, pursuant to which the Company may sell and issue to Ascendiant, and Ascendiant is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 36 month period.

The Company will determine, at its own discretion, the timing and amount of its sales of stock, subject to certain conditions and limitations. Shares will be priced to be the lesser of (i) 75% of the volume weighted average price on the date of delivery of the draw down notice and (ii) 75% of the closing price of the last transaction on the date of delivery of the draw down notice as long as such price is within the bid and offer at the close (if such transaction is not within the bid and offer at the close, then the next most recent transaction will be selected until one is located that is within the bid and offer at close). The maximum dollar amount as to each draw down is to be equal to (i) 20% of the average daily trading volume during the 7 trading days immediately prior to the date of the draw down notice, eliminating the 2 days with the greatest trading volume and the 2 days with the least trading volume, multiplied by (ii) the volume weighted average price on the trading day immediately prior to the date of the draw down notice; provided, however, no draw down can exceed $25,000. Only one draw down will be allowed on each trading day. The Company can terminate the equity line at any time.

Pursuant to the terms of the Equity Line of Credit Agreement, the Company agreed to issue the following shares of common stock (the “Commitment Shares”):

·	150,015 shares of common stock no later than 30 days following the agreement date (issued on October 22, 2012) and an additional 857,142 shares (issued on April 15, 2013);

·	On the trading day (the “Second Payment Date”) which is 30 calendar days following the agreement date, 173,913 shares of common stock, (issued on November 19, 2012);

·	On the trading day (the “Third Payment Date”) which is 30 calendar days following the agreement date, 818,930 shares of common stock (issued on January 10, 2013);

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

At September 30, 2013, the fair value of the commitment shares issued of $165,916 for the First and Second Payment Dates, $163,980 for the value of the commitment shares for the Third Payment Date, and $62,440 for the value of the commitment shares for the Fourth Payment Date plus the direct expenses of $59,377 have been included in deferred financing costs and will be amortized over the Equity Line of Credit Agreement.

At September 30, 2013, direct expenses of $7,624 have been included in deferred financing costs and will be amortized over the Share Purchase Agreement.  On June 26, 2013, the registration statement was declared effective by the SEC.  On September 12, 2013 the Company issued 86,764 shares of common stock under the equity line at an average price of $0.0423 for proceeds of $3,671.

 14.  SUBSEQUENT EVENTS

a)
On October 2, 2013, the Company closed a securities purchase agreement with Hanover Holdings, LLC (“Hannover”) pursuant to which the Company sold to Hanover a $76,500 face value, 12% Convertible Promissory Note  with a term to September 18, 2014. Interest accrues daily at a rate per annum equal to 12%. The principal amount of the note is payable on the maturity date. The note is convertible into common stock, subject to certain conversion restrictions, at any time after the issuance date, at the holder's option, at a conversion price equal to a 40% discount to VWAP, for the five (5) trading days prior to conversion. In the event the Company elects to prepay the convertible promissory note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The Company must not affect any conversion of the note and Hanover does not have the right to convert the note, to the extent that Hanover and its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(Expressed in US dollars)

14.  SUBSEQUENT EVENTS (continued)

b)
On October 17, 2013, the Company entered into a securities purchase agreement with Asher pursuant to which the Company sold to Asher a $27,500 face value 8% Convertible Note with a term to March 20, 2014 on the same terms as per Note 12(b). Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $2,500 for its legal fees and expenses, and will pay a 3rd party broker a 10% commission on the net amount received from Asher.

c)
On October 18, 2013 the Company entered into an agreement with the Marie Baier Foundation to modify the convertible debenture disclosed in Note 12(a) which extends the maturity date to January 15, 2014, in exchange for 2,800,000 restricted common shares.

d)
On November 4, 2013 the Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which the Company will sell one-year, 6% Convertible Redeemable Notes to LG ( the “LG Notes”) and may receive tranches of financing of up to $50,000 in the aggregate. LG has funded $15,000 at closing on November 12, 2013, (the “Initial Funding”). The Company can request additional tranches of financing (up to $50,000 in the aggregate) from LG within 90 days of the Initial Funding. The term of each funding under the LG Notes is one year, upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 60% of the lowest closing prices in the 5 trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date, (iii) 150% if prepaid after 180 days following the closing. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,000 for its legal fees and expenses, and will pay a broker a $1,500 commission.

e)
On November 4, 2013, the Company issued an 8% Convertible Redeemable Promissory Note to LG,  in the amount of $20,000, with a term to November 4, 2014 in exchange for $20,000 principal of the convertible debenture issued to the Marie Baier Foundation disclosed in Note 12(a). Interest accrues daily at a rate per annum equal to 8%. Provided certain conditions are met, the convertible redeemable promissory note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the convertible redeemable promissory note in full or in part. On the occurrence of certain events, at the request of the holder, the convertible redeemable promissory note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the convertible redeemable promissory note becomes immediately due and payable.

f)
On November 4, 2013, the Company issued a one-year, 6% Convertible Redeemable Note (the “GEL Note”) to GEL Properties LLC (“GEL”) pursuant to which GEL funded $15,000 at closing on November 13, 2013. The Company also issued two (2) separate 6% Convertible Redeemable Notes dated November 4, 2013, in the amount of $22,500 each to GEL (the “GEL Back-End Notes”), in exchange for which GEL issued to the Company two 6% secured promissory notes each in the amount of $22,500 (the “ GEL Payment Notes”), to secure funding under the GEL Back End Notes. The GEL Payment Notes are secured by a security interest in a pledge account which holds other securities. Payment to the Company under the first GEL Note will be no later than July 3, 2014, and second is no later than September 3, 2014, unless certain conditions exist. The term of the GEL Note and each GEL Back End Note is one year, upon which the outstanding principal amount is payable. The amount funded plus accrued interest under each GEL Note and GEL Back End Note is convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 60% of the lowest closing prices in the 5 trading days previous to the conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date, (iii) 150% if prepaid after 180 days following the closing. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. For each GEL Note, the Company will pay GEL $1,500 for its legal fees and expenses, and will pay a 3rd party broker a 10% commission on the principal amount of each Note.

g)
On November 4, 2013, the Company issued an 8% Convertible Redeemable Promissory Note  to GEL,  in the amount of $20,000, with a term to November 4, 2014 in exchange for $20,000 principal of the convertible debenture issued to the Marie Baier Foundation disclosed in Note 12(a). Interest accrues daily at a rate per annum equal to 8%. Provided certain conditions are met, the convertible redeemable promissory note is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the convertible redeemable promissory note in full or in part. On the occurrence of certain events, at the request of the holder, the convertible redeemable promissory note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the convertible redeemable promissory note becomes immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this report include statements about:

·	our future exploration programs and results;
·	our future capital expenditures; and
·	our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

·	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
·	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
·	risks and uncertainties that the mineral deposits will never constitute proven and probable reserves which can be developed and mined economically;
·
mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes, permitting, or other unanticipated difficulties with or interruptions and delays in development and production;

·	the potential for delays in exploration activities;
·
risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses in exploration, development and production which are beyond the capacity of our company to manage;

·	risks related to commodity price fluctuations;
·	the uncertainty of an unproven business plan and lack of revenue generation and profitability based upon our limited history;
·	substantial risks inherent in the establishment of a new business venture since our company is at a very early stage;
·	risks and uncertainties inherent in mineral exploration ventures which by their very nature face a high risk of business failure;
·
risks related to intense competition in the mineral exploration and exploitation industry which causes our company to have to compete with our company’s competitors for financing and for qualified managerial and technical employees;

·
risks related to the engagement of our company’s directors and officers and key consultants in other business activities whereby they may not have sufficient time to attend to our company’s business affairs;

·	risks related to failure to obtain adequate financing and additional capital on a timely basis and on acceptable terms for our planned exploration and development;
·	risks related to environmental regulation and liability, and the ability to secure necessary governmental permits, consents and approvals;
·	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
·	risks related to tax assessments;
·	political, community, regulatory and permitting risks associated with mining exploration, development and production ; and
·	the risks in the section entitled “Risk Factors”.

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

On October 18, 2012 we entered into agreements to secure up to $10 million in equity line financing. Separately on the same date, we also received $200,000 in funding from convertible debentures. On April 2, 2013, we received another $288,000 in convertible note financings and retired 51% of the previous convertible debentures. On June 26, 2013 we received an additional $83,333 in convertible note financing. On July 1, 2013 we received an additional $42,500 in convertible note financing. On August 15, 2013 we received an additional $15,500 in convertible note financing. On August 23, 2013 we received an additional $27,500 in convertible note financing. On September 26, 2013 we received an additional $25,000 in convertible note financing. On October 2, 2013 we received an additional $76,500 in convertible note financing. On October 17, 2013 we received an additional $27,500 in convertible note financing. On November 12 and November 13, 2013 we received an additional $30,000 in convertible note financing.

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

The purchase price for the Wyoming Iron Complex is $7,000,000 payable as follows:

·	Acknowledgement by Wyomex and credit to us of the sum of US$60,000, previously received by Wyomex for expenses and option payments related to the Wyoming Iron Complex.

·	Immediate payment by us to Wyomex of US$85,000, which payment was received by Wyomex on April 1, 2012.

·
A promissory note (the “Note”) in the principal amount of US$6,855,000 was executed by us and delivered to Wyomex on April 10, 2012. The Note is interest-free. All Advance Production Payments and Production Payments (defined below) paid to Wyomex will be credited against any outstanding balance of or amounts due under the Note. The Note is secured by a purchase money mortgage (the “Mortgage”).

·
Commencing six months from the date of closing and every six months thereafter, we will pay Wyomex, as an advance production payment, the initial amount of $62,500 (the “Advance Production Payment”), as adjusted for inflation, until Commencement of Commercial Production from the Property, which is defined as the first quarter of production in which 4.5 percent of the metal values or gross proceeds from the sales of mineral materials derived from the Wyoming Iron Complex exceeds the amount of the Advance Production Payment. The $62,500 payments due on March 31, 2013 and September 30, 2013 have not been made, but Wyomex has granted the Company an extension to September30, 2013 to make these payments.

·
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

·
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

Initial Work Program at Wyoming Iron Complex

The initial two phases lasted six to seven months and entailed expenditures of approximately $258,000.

The initial phase lasted three months and included:

·	Compilation of all existing geological data into one comprehensive data base for each of the Strong Creek and Iron Mountain Deposits; and

·	Development of an additional work program for the properties.

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

Physical access to the site is obtained over county and state public roads, and private roads. The site lies 40.2 miles by road northeast of the city of Laramie, Wyoming.  Access from Laramie is as follows:

·	staring in Laramie go north on US 287/State Road (SR) 30 (paved) for 18.1 miles to the Junction with SR 34,

·	turn Northeast on SR 34 (paved) and proceed for 10.8 miles to the junction with County Road 12 (Sybille Rd),

·	proceed 10.8 miles along County road 12 (asphalt) to the intersection with Wayside Rd, veer left and continue on County Rd 12 (dirt) for another 1.3 miles, and

·	turn East (Left) on a private dirt road and continue for 4.3 miles until arriving at the Iron Mountain Project.

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

Letter of Intent for Sunrise Mine

On April 15, 2013, we entered into a binding letter of intent with New Sunrise LLC, a limited liability company, whereby, following entry into a formal agreement and the closing thereof, we propose to acquire certain patented lode mining claims and other interests in real property and facilities located in Platte County, Wyoming for the purchase price of $12,000,000. An initial deposit of $25,000 was made on April 25, 2013. We had 180 days to conduct due diligence investigations of the property, following which agreements would be prepared provided due diligence and other conditions were met. We had the right to terminate the LOl any time during our due diligence investigations. Closing is dependent on satisfactory due diligence results, securing of sufficient financing to pay the purchase price, and other conditions. The 180 day period expired on October 14, 2013 and the parties agreed to extend the due diligence period until January 15, 2014 on a non exclusive basis.

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

The Sunrise Mine consists entirely of patented lode mining claims totaling approximately 1400 acres, water rights and other real property interests in Platte County, Wyoming. Sunrise was owned and operated between the late 1890’s and 1980 by Colorado Fuel and Iron (“CF&I”), and iron ore and concentrates from Sunrise were shipped via rail to CF&I’s blast furnace in Pueblo, Colorado to make steel. The historic  mining operations utilized both open pit, and underground block caving and sublevel stoping methods. Ore was originally shipped directly to Pueblo without concentration, and commencing in 1964, ore was upgraded through a beneficiation plant to produce iron concentrates.  Rail access  still may be possible, but  transport of iron materials from the mine site today is by truck. Currently, New Sunrise operates the property by mining and screening low grade iron dumps and tailings which are sold under contract to area cement producers.

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

Results of Operations

For the three and nine months ended September 30, 2013 compared to 2012

Our net loss and comprehensive loss for our interim period ended September 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
Revenues	$--	$--	$--	$--
Total Operating Expenses	637,027	882,912	1,714,628	2,870,947
Loss From Operations	(637,027)	(882,912)	(1, 714,628)	(2,870,947)
Other Income (Expenses)	(168,000)	--	(168,000)	--
Net Loss	(805,027)	(882,912)	(1, 882,628)	(2,870,947)

Total operating expenses decreased 28% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our operating expenses for the three months ended September 30, 2013 primarily consists of stock-based compensation, accretion on promissory notes, financing costs, and general and administrative expenses.  Total expenses decreased primarily due to lower stock based compensation expense on fewer options vesting in the period, offset by higher accretion on promissory notes and financing costs on increased convertible note borrowings.

Total operating expenses decreased 40% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our operating expenses for the nine months ended September 30, 2013 primarily consists of stock-based compensation, accretion on promissory notes, financing costs, and general and administrative expenses.  Total expenses decreased primarily due to lower stock based compensation expense on fewer options vesting in the period, offset by higher accretion on promissory notes and financing costs on increased convertible note borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working Capital
	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Current Assets	$47,870	$145,433
Current Liabilities	925,664	196,525
Working Capital(Deficiency)	$(877,794)	$(51,092)

As of September 30, 2013, we had $12,870 in cash, as compared to $120,433 as of December 31, 2012. Our cash decreased due to operating activities.

As of September 30, 2013, we had accounts payable of $249,829, as compared to $60,862 as of December 31, 2012. Our accounts payable increased due to higher amounts due to trade vendors.

As of September 30, 2013, we had accrued expenses to related parties of $121,276, as compared to $6,479 as of December 31, 2012. Our accrued expenses to related parties increased due to higher amounts due to officers.

As of September 30, 2013, we had convertible debentures of $296,648, as compared to $1,831 as of December 31, 2012. Our convertible debentures increased due to additional financings.

As of September 30, 2013, we had current portion of promissory note of $257,911, as compared to $127,353 as of December 31, 2012. Our current portion of promissory note increased due to payments due under a promissory note.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2013	September 30, 2012
Net Cash Provided by (Used in) Operating Activities	$(396,364)	$(758,404
Net Cash Provided by (Used in) Investing Activities	(25,000)	(85,000
Net Cash Provided by (Used in) Financing Activities	313,801	1,000,500
Net Increase (Decrease) in Cash	$(107,563)	$157,096

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities for the nine month period ended September 30, 2013 decreased for the comparative nine month period ended September 30, 2012 due to lower operating expenses.

Net Cash Used in Investing Activities

Our cash used in investing activities for the nine month period ended September 30, 2013 decreased for the comparative nine month period ended September 30, 2012 due to lower property option payments.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the nine month period ended September 30, 2013 decreased for the comparative nine month period ended September 30, 2012 due to smaller convertible notes issued compared to a larger private placement in the prior year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements (5% Convertible Debentures)

On October 18, 2012, we entered into securities purchase agreements with two investors, pursuant to which we sold an aggregate of $235,300 face value in principal amount of 5% convertible debentures due October 18, 2013. In addition to the debentures, we issued an aggregate of 705,901 common stock purchase warrants with each warrant entitling the holder to acquire one share of our common stock at a price of $0.25 per share for three years. The investors paid us the aggregate subscription amount of $200,000 for the debentures and the warrants, which subscription amount was at a 15% discount from the principal amount of the debentures. On April 17, 2013, the Company repaid principal and interest of $122,978. On October 18, 2013 the Company entered into an agreement with the Marie Baier Foundation to modify the Baier note which extends the maturity date to January 15, 2014, in exchange for which the Company agreed to grant 2,800,000 restricted common shares to Baier, and Baier waived any defaults under the Baier SPA and the Baier note. On November 4 , 2013, $40,000 of principal and interest in the Baier Note was retired via two separate purchases by LG Capital and GEL Properties, described below. For further information regarding the debentures, see the section titled “The Offering” in our Registration Statement on Form S-1 dated February 22, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

As of August 15, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $15,500 face value 8% Convertible Note (the “Asher Note”) with a term to May 29, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (August 15, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $699 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

As of August 23, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $27,500 face value 8% Convertible Note (the “Asher Note”) with a term to May 27, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (August 23, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $2,500 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

As of October 17, 2013, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $27,500 face value 8% Convertible Note (the “Asher Note”) with a term to March 20, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (October 17, 2013) (the “Issue date”), at the holder’s option, at a 40% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $2,500 for its legal fees and expenses, and paid a 3rd party broker a 10% commission on the net amount received from Asher.

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

On September 30, 2013, the Company entered into a letter agreement with GCA, in which the maturity date was extended to January 2, 2014. The remaining principal balance was agreed to be $218,000.

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

On September 26, 2013, the Company received a second tranche of $25,000 and recorded a $2,778 original issue discount on this debenture.

Convertible Note Magna, LLC

On April 2, 2012, the Company entered into a non-interest bearing promissory note with Wyomex LLC. On September 18, 2013, Wyomex and Magna LLC entered into an Assignment Agreement, whereby Magna agreed to purchase and assume $200,000 of Wyomex’s rights, title and interest in the promissory note. On September 18, 2013, the Company entered into a convertible note with Magna LLC.  Pursuant to the terms of the agreement, the Company issued a convertible debenture in the sum of $200,000 with a maturity date of September 18, 2014.  The debenture bears interest at 12% per annum and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The debenture holders have the right from September 18, 2013, to convert any unpaid principal portion, at a conversion price per share equal to 80% of the volume-weighted average stock prices of the Company’s common stock for the 5 trading days preceding a conversion date. Magna may not convert more than 300% of the average daily dollar volume in the 10 day trading period ending on the day that the holder elects conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Convertible Note Hanover Holdings, LLC

On October 2, 2013, the Company closed a securities purchase agreement with Hanover Holdings, LLC  pursuant to which the Company sold to Hanover a $76,500 face value, 12% Convertible Promissory Note  with a term to September 18, 2014. Interest accrues daily on the outstanding principal amount of the ote at a rate per annum equal to 12% on the basis of a 365-day year. The principal amount of the note is payable on the maturity date. The note is convertible into common stock, subject to certain conversion restrictions, at any time after the issuance date, at the holder's option, at a conversion price equal to a 40% discount to the volume weighted average sales prices ("VWAP"), as reported by Bloomberg LP for the five (5) trading days prior to conversion. In the event the Company elects to prepay the Hanover note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The Company must not affect any conversion of the note and Hanover does not have the right to convert the note, to the extent that Hanover and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

Securities Purchase Agreement and Convertible Redeemable Promissory Note with LG Capital Funding LLC

On November 4, 2013 the Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which the Company will sell one-year, 6% Convertible Redeemable Notes to LG ( the “LG Notes”) and may receive tranches of financing of up to $50,000 in the aggregate. LG has funded $15,000 at closing on November 12, 2013, (the “Initial Funding”). Titan can request additional tranches of financing (up to $50,000 in the aggregate) from LG within 90 days of the Initial Funding. The term of each funding under the LG Notes is one year (the “LG Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 60% of the lowest closing prices in the 5 trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date, (iii) 150% if prepaid after 180 days following the closing. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,000 for its legal fees and expenses, and will pay a 3rd party broker a $1,500 commission.

In connection with the LG transaction, on November 4, 2013, the Company issued an 8% Convertible Redeemable Promissory Note (the “LG Replacement Note”) to LG,  in the face amount of $20,000, with a term to November 4, 2014 (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year The LG Replacement Note was issued in exchange for the surrender by GEL to the Company of $20,000 of the face value of a 5% Convertible Preferred Debenture dated October 18, 2012, granted by the Company in favor of the Marie Baier Foundation (the “Baier Note”). By virtue of a Debt Purchase Agreement dated November 4, 2013, LG purchased $20,000 of the Baier Note, and the parties agreed to exchange this amount of the Baier Note for the LG Replacement Note. Provided certain conditions are met, the LG Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the LG Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

Contemporaneous with this financing, a total of $20,000 of the previous 5% Convertible Debenture issued to the Marie Baier Foundation was retired.

Securities Purchase Agreement and Convertible Redeemable Promissory Note with GEL Properties LLC

On November 4, 2013, the Company issued a one-year, 6% Convertible Redeemable Note (the “GEL Note”) to GEL Properties LLC (“GEL”) pursuant to which GEL funded $15,000 at closing on November 13, 2013. The Company also issued two (2) separate 6% Convertible Redeemable Notes dated November 4, 2013, in the amount of $22,500 each to GEL (the “GEL Back-End Notes”), in exchange for which GEL issued to the Company two 6% secured promissory notes each in the amount of $22,500 (the “ GEL Payment Notes”), to secure funding under the GEL Back End Notes. The GEL Payment Notes are secured by a security interest in a pledge account which holds other securities. Payment to the Company under the first GEL Payment Note will be no later than July 3, 2014, and second is no later than September 3, 2014, unless certain conditions exist. The term of the GEL Note and each GEL Back End Note is one year, upon which the outstanding principal amount is payable. The amount funded plus accrued interest under each GEL Note and GEL Back End Note is convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 60% of the lowest closing prices in the 5 trading days previous to the conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date, (iii) 150% if prepaid after 180 days following the closing. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. For each GEL Note, the Company will pay GEL $1,500 for its legal fees and expenses, and will pay a 3rd party broker a 10% commission on the principal amount of each Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

In connection with the GEL transaction, on November 4, 2013, the Company issued an 8% Convertible Redeemable Promissory Note (the “GEL Replacement Note”) to GEL,  in the face amount of $20,000, with a term to November 4, 2014 (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year The GEL Replacement Note was issued in exchange for the surrender by GEL to the Company of $20,000 of the face value of a 5% Convertible Preferred Debenture dated October 18, 2012, granted by the Company in favor of the Marie Baier Foundation (the “Baier Note”). By virtue of a Debt Purchase Agreement dated November 4, 2013, GEL purchased $20,000 of the Baier Note, and the parties agreed to exchange this amount of the Baier Note for the GEL Replacement Note. Provided certain conditions are met, the GEL Replacement Note is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the GEL Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

Contemporaneous with this financing, a total of $20,000 of the previous 5% Convertible Debenture issued to the Marie Baier Foundation was retired.

The Company issued the Notes described herein and intends to issue shares of common stock described herein in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At September 30, 2013, we had an accumulated deficit of $6,320,581 and incurred a net loss of $1,882,628 for the period ended September 30, 2013.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2012.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In connection with the acquisition of the Wyoming Iron Ore Complex, we issued a promissory note to Wyomex LLC. The promissory note has a principal amount of US$6,855,000 and is interest-free. As of November 15, 2013, there was $6,791,438 outstanding under the promissory note. The promissory note is secured by a purchase money mortgage of $6.8 million. The obligations under the promissory note are significantly greater than our current financial resources and we may not have the ability to pay the obligations under the promissory note. If we default on the promissory note and Wyomex LLC forecloses on the promissory note, Wyomex LLC could potentially liquidate the holdings of our company.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2013, we had a working capital deficit of $877,794. We incurred a net loss of $1,882,628 for the nine months ended September 30, 2013, and $6,320,581 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Wyoming Iron Complex into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1A.  RISK FACTORS. - continued

As of January 11, 2012, closed a private placement financing in the gross amount of $1,000,500, and on October 18, 2012, we closed a private placement financing in the gross amount of $200,000, and received a commitment for up to $10 million through a securities purchase agreement/equity line financing. On April 2, 2013, we closed additional private placements of convertible securities which provided $288,000 in gross proceeds to the Company. On June 26, 2013 we received an additional 83,333 in convertible note financing. On July 1, 2013 we received an additional $42,500 in convertible note financing. On August 15, 2013 we received an additional $15,500 in convertible note financing. On August 23, 2013 we received an additional $27,500 in convertible note financing. On September 26, 2013 we received an additional $25,000 in convertible note financing. On October 2, 2013 we received an additional $76,500 in convertible note financing. On October 17, 2013 we received an additional $27,500 in convertible note financing. On November 12 and November 13, 2013 we received an additional $30,000 in convertible note financing. However, we do not have any firm commitments for funding beyond this most recent placement as the ability to receive funding through the securities purchase agreement/equity line is dependent upon a number of conditions, which may or may not be satisfied. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted

Without additional capital, we will not be able to complete due diligence or consummate the purchase of the Sunrise Mine.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

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

*    Filed herewith.
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
Date: November 19, 2013

By:  /s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2013