Form 10-K
period 2013-12-31
iHookup Social, Inc.
filed 2014-04-15
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-52917

__________________________________________

TITAN IRON ORE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

125 E Campbell Ave, Campbell CA 95008
(Address of principal executive offices and Zip Code)

(855) 473-7473
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock par value $.0001	OTCQB

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

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,488,017, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2012 of $0.07 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2014, there were 689,591,935 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

PART I

PART I

As used in this report, the terms “we”, “us”, “our”, “our company,” “Titan” and “the Company” mean Titan Iron Ore Corp. unless the context clearly indicates otherwise.

Cautionary Statement Regarding Forward-looking Information

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this annual report. The Company does not undertake to update these forward-looking statements

In this annual report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

ITEM 1. BUSINESS

Who We Are

As of December 31, 2013, Titan Iron Ore. Corp. was a mineral exploration company. Due to our inability to raise capital to further develop mining claims and pursue mineral exploration, we decided to exit the mining business and look for other opportunities. On February 3, 2014, we completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

iHookup’s business is development and dissemination of a "proximity based" mobile social media application that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. Going forward, we expect to focus on this aspect of the business, which is described more fully in this report after discussion of our prior mining business.

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

Also effective June 15, 2011, we effected a 37 to one forward stock split of our issued and outstanding common and preferred stock.  As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 to 3,700,000,000 shares of common stock with a par value of $0.0001 of which 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, we issued 2,100,000 common shares pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000.

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
In connection with the closing of the Acquisition Agreement, Ohad David, Ruth Navon and Service Merchant Corp. (the “Vendors”), entered into an affiliate stock purchase agreement, whereby, among other things, the Vendors surrendered 142,950,000 common shares for cancellation.

As described above, on February 3, 2014 we completed a merger with iHookup pursuant to the Merger Agreement dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of the Series A Preferred Stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

On October 18, 2012 we entered into agreements to secure up to $10 million in equity line financing. Separately on the same date, we also received $200,000 in funding from convertible debentures. During the year ended December 31, 2013, we received $709,437 in convertible note financing and repaid $194,159 of convertible note debt. During the quarter ended March 31, 2014, we received $526,966 in convertible note financing and repaid $216,966 of convertible note debt.

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

 The Wyoming Iron Complex consists of: (i) property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming; and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management.

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

On March 30, 2012, we entered into and closed the Asset Purchase Agreement with Wyomex LLC whereby we purchased the Wyoming Iron Complex mineral project located in Albany County, Wyoming. Pursuant to the Asset Purchase Agreement, the Company granted to or executed in favor of Wyomex, and recorded (where applicable) the following documents and/or instruments:

•	A Promissory Note in the amount of USD$6,855,000 (the “Note”);
•	A Purchase Money Mortgage securing the Note (the “Mortgage”);

•	A Bill of Sale relating to any real property contained on or within the Wyoming Iron Complex; and

•	Assignment and Assumption Agreement for the leasehold interests relating to the Wyoming Iron Complex.

The Asset Purchase Agreement called for the Company to make monthly payments of $1000 to Chugwater Iron Company (“Chugwater”), the lessor under the leasehold interests for Wyoming Iron Complex, and to make payments and filings necessary to maintain the unpatented mining claims which are a part of the Wyoming Iron Complex. The Note called for the Company to make semi-annual advance royalty payments to Wyomex in anticipation of actual production (the “Advance Royalty Payments”). On January 27, 2014, the Company entered into a certain Mutual Release and Settlement Agreement with Wyomex to release the Wyoming Iron Complex properties back to Wyomex by terminating the Asset Purchase Agreement, Note and Mortgage. Please see below for more information.

 Mineral Exploration Business

With the entry into the Asset Purchase Agreement with respect to the Wyoming Iron Complex, we abandoned our efforts as an interactive software developer producing interactive digital yearbook software, and began focusing our efforts in the mineral exploration. Our business plan was to proceed with the exploration of the Wyoming Iron Complex consisting of mineral leases on 320 acres and 23 unpatented mining claims aggregating approximately 463 acres located in the county of Albany, Wyoming, USA.

Proposed Initial Work Program

We completed the initial two phases, which lasted six to seven months and entailed expenditures of approximately $258,000.

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

The third phase would have involved expansion and infill drilling to expand the resource on the Strong Creek deposit to upgrade and enhance the quality of the resource data base, bulk testing of Iron Mountain Ores to confirm the validity of the Krupp Renn or other pyrometallurgical process as applied to Strong Creek and Iron Mountain ores, bench scale tests on the Strong Creek ores to validate the Hazen /USBM separation  results, and the initiation of a prefeasibility study based on historic and current data. This work program, subject to the receipt of adequate funding, was expected to take at least one year and entail an aggregate expenditure of up to $8 million.

Once we completed each phase of exploration, we would make a decision as to whether or not and how we proceed with each successive phase based upon the analysis of the results of that program.

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

Titan also has the Iron Mountain property under lease at the Wyoming Iron Complex.   This is a historic mining operation, located approximately 6 miles to the east of Strong Creek, which has a small, existing open pit and iron ore stockpile, estimated by visual inspection at 50,000 tons, on the property. This stockpile has not been professionally surveyed as we do not currently have access to the site, as described below. Four representative samples from this stockpile were taken by Mountain Cement Company in 2009 and tested in their Laramie laboratory using X- Ray Fluorescence methods which yielded the following results:

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

Work Program

As of December 31, 2013, our work at Iron Mountain remained exploratory in nature. Since our business model has changed, we have not, and will not, perform any feasibility level work to ascertain whether Iron Mountain ores are economically viable in terms of processing and shipping to potential customers . At this time we maintain an environmental bond with the WDEQ covering historic reclamation liabilities at Iron Mountain and an operating permit for Limited Mining Operations under a 10 acre exemption pursuant to W.S. Section 35-11-401 (c)(vi).

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

Mutual Release and Settlement Agreement

Due to the lack of progress in raising the needed capital to pursue mineral exploration in earnest, the Company has determined that it cannot fulfill the terms of the Asset Purchase Agreement and Note signed with Wyomex. On January 27, 2014, the Company entered into a certain Mutual Release and Settlement Agreement with Wyomex to release the Wyoming Iron Complex properties back to Wyomex by terminating the Asset Purchase Agreement, Note and Mortgage:

Termination of the Asset Purchase Agreement (the “APA”):

a.	The APA was terminated and all obligations arising out of or related to the APA were terminated.
b.
In connection with such termination, The Company and Wyomex released and indemnified each other from and against any and all damages and actions of any kind whatsoever that any of them may have which (i) are based upon the APA, and (ii) otherwise have as a basis actions or inactions arising out of or occurring prior to the date if the agreement. Wyomex specifically released, indemnified and defended the Company from any and all obligations to make Advance Royalty Payments under the APA and to make payments to Chugwater.

Termination of Promissory Note and Mortgage.

a.	The Note and Mortgage were terminated, and all obligations arising out of or related to the Note and Mortgage were terminated.
b.
In connection with such termination, The Company and Wyomex released and indemnified each other from and against any and all damages and  actions of any kind whatsoever that any of them may have which (i) are based upon the Note and Mortgage, and (ii) otherwise have as a basis actions or inactions arising out of or occurring prior to the date if the agreement. Wyomex specifically released, indemnified and defended The Company from any and all obligations to make Advance Royalty Payments under the APA and to make payments to Chugwater

c.	Within three business days following the execution of the agreement, the parties agreed to the following actions:
1.	The Company agreed to execute, deliver and record a Quitclaim Deed, conveying the Property back to Wyomex.
2.	The Company agreed to execute and deliver a Bill of Sale, conveying any personalty related to the Property back to Wyomex.
3.
The Company and Wyomex agreed to execute and deliver a debt settlement agreement, whereby the Company issued shares to Wyomex for the conversion of debt owed by the Company to Wyomex in the amount of USD$9,000, representing 2014 unpatented federal mining claim maintenance expenses, and unpaid lease payments due to Chugwater.

4.	Wyomex agreed to cancel and release the Note and Mortgage, and to expressly write “Canceled and Satisfied in Full” on the face of the original note and deliver it back to the Company.

The Company was unable to execute the above documents within the agreed upon time frame. However, as of the date hereof, we are now completing the process of releasing the Wyoming Iron Complex properties back to Wyomex.

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

Letter of Intent for Sunrise Mine

On April 15, 2013, we entered into a binding letter of intent with New Sunrise LLC, a limited liability company, whereby, following entry into a formal agreement and the closing thereof, we propose to acquire certain patented lode mining claims and other interests in real property and facilities located in Platte County, Wyoming for the purchase price of $12,000,000. An initial deposit of $25,000 was made on April 25, 2013. We had 180 days to conduct due diligence investigations of the property, following which agreements would be prepared provided due diligence and other conditions were met. We had the right to terminate the LOl any time during our due diligence investigations. Closing is dependent on satisfactory due diligence results, securing of sufficient financing to pay the purchase price, and other conditions. The 180 day period expired on October 14, 2013 and the parties agreed to extend the due diligence period until January 15, 2014 on a non-exclusive basis. As of January 15, 2014 the option expired and there are no plans for further exploration at Sunrise Mine

Competition

As of December 31, 2013, we were a mineral resource exploration company. Prior to our merger with iHookup, we competed with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could have resulted in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have adversely impacted our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

ITEM 1. BUSINESS - continued

We also competed with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may have impacted our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in our competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also competed with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Compliance with Environmental Laws

Our business plan called for exploration activities and future mining operations. These activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We expected to make in the future, significant    expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have had an adverse impact on our financial    condition or results of operations. In the event that we made a mineral discovery and decided to proceed to production, the costs and delays associated with compliance with these laws and regulations could have stopped us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

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

Our Current Business: e-Dating Mobile Application

As a result of our inability to raise capital to further develop the mining claims and pursue mineral exploration, the Company decided to exit the mining business and look for other opportunities. On February 3, 2014, the Company completed a merger with iHookup pursuant to the Merger Agreement dated January 31, 2014. Pursuant to the Merger Agreement, the Company incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.
iHookup’s business is the development and dissemination of a "proximity based" mobile social media application named “iHookup” that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. Going forward, the Company expects to focus on this aspect of the business.

Introduction

iHookup is seeking to redefine the way people meet, date, discover and socially convey interest in a potential partner. The laws of meeting and dating have shifted, with the traditional manner of dating and wooing that prospective mate now taking a backseat to meeting online or through the use of mobile technology. Making connections through online or mobile devices has become a dominant part of today’s mobile-social lifestyle, across various social circles, age groups, race, gender and demographics. In addition, the company plans to integrate localized recommendations, offering special merchant discounts that drive encounters or “Hookups” to a physical location, event or venue. In this way, the company plans to retain its user base and add extra revenue streams in several vertically attractive markets in brands and advertising.

Products/Services: iHookup application

iHookup is a proximity-based or location-based social platform and discovery application that facilitates communication between two or more users (“iHookup” or “application”). It utilizes the intelligence of GPS and localized recommendations for dating, friends, groups and organizations to expand existing social circles. It is available on the iOS platform and in iTunes stores world-wide, where we offer a free version and a paid version. The free version allows users to browse through the application’s features and user profiles. The paid version which costs $0.99 to download, provides a trial of all subscription based services (which allows users to send message and take advantage of any localized recommendations or offers) for a specified period of time, as determined by the company’s marketing strategy. The application also offers a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various service-based options (see subscription offers and pricing below – prices are subject to change and often do during this user acquisition phase the company is currently in):

Recurring Subscriptions	$8.99
1-Month	$14.99
3-Month	$24.99
6-Month	$44.99
Annual	$69.99
Coin Pack1	$4.99
Coin Pack2	$7.99
Coin Pack 3	$19.99

The company's users will be provided with "local" options of many kinds, enabling mobile distribution of locally relevant content and special offers. The company hopes to bring together a dynamic opportunity for brands, advertisers and merchants to interact in new and innovative ways with the iHookup Social Network, while building customer loyalty, engagement and revenues. The company is pursuing its growth in its current "dating vertical" market, as well as expanding its reach into the general audience category of "Social Networking."

Marketing

We market our application utilizing a variety online and offline marketing activities. Our offline marketing activities generally consist of traditional marketing and event-based branding in various local markets. . Our marketing plan also includes leveraging several key domain names registered by the company to bring local and event style marketing to college campuses and other areas. For example, our domain names include but are not limited to: www.hookupUCLA.com, www.hookupHARVARD.com, www.hookupASU.com and www.hookupHOLLYWOOD.com.

Our online marketing activities generally consist of the purchase of Mobile-banners and other display advertising and search engine marketing. We run various mobile ad campaigns targeting male, female and Apple / iOS users on Facebook and other regional, US and international sites. In addition, the company produces video ads that may be run on mobile “video” ad networks or be placed based on a variety of alliances with third parties who advertise and promote our services, from time to time. Such video advertising may be expanded and utilized in commercials, on Facebook, YouTube, and various other editorial and public relations efforts.

iHookup is available on iTunes, where our visibility in rank on the free, paid and social networking categories also drives traffic to both versions of the application.  The highest ranking achieved by our application in March 2014 on the Apple App Store is as follows:

•	Top Grossing Social Networking FREE iPhone / iPod App USA: #54
•	Top Grossing Social Networking PAID iPhone / iPod App USA: #70
•	Top Grossing Social Networking FREE iPad App USA: #83
•	Top Rank in Social Networking FREE App USA: #149
•	Top Rank Social Networking Paid in March: #20
•	Top Rank Social Networking Paid Canada: #13

Revenue

Our revenue is derived primarily from subscription fees for our paid versions and from users purchasing “coins” for added features. Additional revenue opportunities include merchants, brands and advertisers that we plan to vertically integrate into our location based offers and discounts as of or around May 2014.

Competition

The e-dating business is highly competitive and barriers to entry are minimal. We compete primarily with other e-dating mobile applications (e.g. Tinder), but also e-dating websites (e.g. Match.com and eHarmony), dating and matchmaking services, other social media platforms and applications, and other conventional media companies that provide personal services and traditional venues where singles meet (both online and offline). The company hopes to use the dating category as an entry point to a much broader “Social Networking” marketplace, where competitors will include websites and applications offering coupons by merchants and brands (e.g. Living Social, Groupon, What About We).

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

•	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:

• new, emerging and rapidly changing technologies;

• the introduction of product and service offerings by our competitors;

• changes in consumer requirements and trends in the single community relative to our competitors; and

• our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

Employees and Key Consultants

Our company has five full time employees and one part time employee.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to file for protection and assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is an important part of our operating strategy.

Market Opportunity

As a whole mobile applications create a socially connected experience while allowing users to push forward with personal goals to achieve, stay active or on the move and ultimately accessible at all times. Mobile dating is one of the fastest growing market segments in mobile communications, continuing to attract new users. A common problem faced across all age and demographic profiles, is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

Market Size

First, the shift from desktop to mobile, whether smartphone or tablet, is happening across a variety of activities, including social networking and e-Dating. As the chart below shows, the time spent on mobile usage has steadily overtaken other online activities on desktops or laptops from 2010 to 2013.

According to the chart below, the average time a US adult spends on mobile (including smartphones and tablets) for social networking is roughly 60% of the time spent on desktops or laptops. Therefore we believe that users are more likely to use mobile for social networking.

In addition, the study below shows the steady increase of mobile e-Dating usage from 6% in 2011 to 39% in 2014.  We believe that dating itself is inherently social and local, being better served by mobile applications that provide accessibility wherever users go. Today’s e-dater need not be in front of his or her computer to view potential matches, or to receive or send messages. The user’s phone is always by his or her side.

iOS devices are versatile multi-purpose machines that have already significantly impacted the business models of music, games and other Media & Entertainment industry categories. And now, within the nexus of mobile-social-local, mobile dating applications appear to be another high growth sector.

Growth

In less than two decades, online dating soared and is "in the growth phase of its economic life cycle," says an IBISWorld report. Though 18- to 29-year-olds make up the biggest chunk of users, with 30- to 49-year-olds next in line, demand is expected to increase with users over 50 years of age too. More than one-third of Baby Boomers are unmarried, and as more and more migrate to the digital world, the industry is beginning to target this unattached and largely underserved market.

Nielsen reports that the number of Americans using applications or a mobile version of a dating website was 13.7 million in November 2012, more than double the previous year's 5.8 million.

According to the chart below, applications generated a total of $59.8 billion in revenues through in-app advertising, sales of physical goods and services, virtual goods, paid application downloads and digital downloads. As of 2017, this market is projected to grow to over $140 billion.

From the chart below, the proximity-based social networking market as of 2014 is valued at $361 million and is projected to grow to $1.979 billion by 2016.

ITEM 1A. RISK FACTORS

RISK FACTORS

The risks and uncertainties below may not be the only ones the Company faces. If any of these risks actually occur, or others not specified below, the business, financial condition, operating results and prospects of the Company could be materially and adversely affected. In that case, the trading price of our common stock could decline.

General Risks

We may fail to raise sufficient capital.

To the extent that we fail to obtain sufficient operating capital, we may be unable to deal with presently unforeseen contingencies in the future or be able to fund our operations.   In addition, we may have more difficulty or find it impossible, to raise third party financing from investors or financial institutions.

Our reserves may be insufficient.

We intend to establish a reserve fund, as determined in the Board’s discretion, for normal working capital contingencies.  There is no guarantee that our reserves will be adequate.  If the reserves are not available to the Company, it may be necessary to attempt to raise additional capital or financing.  In the event that such capital or financing is not available on favorable terms, we may be forced to raise additional capital on unfavorable terms.

Risks Related to Our Business and Industry

Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and continued acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and distribute our products and services.

We engage in a variety of activities designed to attract traffic to our various websites and convert visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites, as well as the continued introduction of new and enhanced products and services that resonate with users and customers generally.

In addition, we have entered into a number of arrangements with third parties to promote and deliver mobile advertising to various social networks or mobile channels. Pursuant to these arrangements, third parties generally promote our services on various mobile applications, their websites or through e-mail campaigns and we either pay on a cost per impression basis (i.e. cost per view) or a fixed fee when visitors to these websites click through to or download our application.. These arrangements are generally not exclusive, are short-term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

Even if we succeed in driving traffic to our properties, we may not be able to convert this traffic or otherwise retain users unless we continue to provide quality products and services. We may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues, which would adversely affect our business, financial condition and results of operations.

As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We plan to make significant expenditures for online display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

In addition, search engines have increasingly expanded their offerings into other, non-search related categories, and have in certain instances displayed their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search engine results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.

Lastly, as discussed above, we also have and will enter into various arrangements with third parties in an effort to increase traffic, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.

Any failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We rely on application marketplaces, such as Apple’s App Store, to drive downloads of our mobile applications. In the future, Apple or other operators of application marketplaces may make changes to their marketplaces which make access to our products and services more difficult. Our rankings in Apple’s App Store may also drop based on the following factors:

•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

•	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:

•	new, emerging and rapidly changing technologies;
•	the introduction of product and service offerings by our competitors;
•	changes in consumer requirements and trends in the single community relative to our competitors; and
•	our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxes in both the United States and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and results of operations.

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies.  Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged.  Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies.  Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain.

For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites, as well as content submitted by users, such as comments, photographs and videos. We could be subject to liability for posting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on use of third party content, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation limiting the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our various businesses operate. As a result, claims could be threatened and filed under both U.S. and foreign laws based upon use of third party content asserting, among other things, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.

Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations.  In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our customers.  Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success.  For example, we rely heavily on the trademark “iHookup” to market our product and seek to build and maintain brand loyalty and recognition. . We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Our application also relies upon trade secrets and certain copyrightable and patentable proprietary technologies relating to its software and related features, products and services.

We will rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect our various intellectual property rights.  For example, we plan to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and continue to reserve, register and renew domain names as we deem appropriate.

We also plan to apply for copyrights and patents or for other similar statutory protections as we deem appropriate, based on then current facts and circumstances.  No assurances can be given that any copyright or patent application we file will result in a copyright or patent being issued, or that any future copyright or patent will afford adequate protection against competitors and similar technologies.  In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon copyrights or patents we may own in the future.

Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization.  The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing on or through the internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial conditions and results of operations.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.  Patent litigation tends to be particularly protracted and expensive.

If we fail to grow our user base, or if user engagement or ad engagement on the platform declines, the revenue, business and operating results may be harmed.

The size of the user base and the users’ level of engagement are critical to our success. The financial performance has been and will continue to be significantly determined by success in growing the number of users and increasing their overall level of engagement on the platform as well as the number of ad engagements. We generate a substantial majority of our revenue based upon the number of downloads, migration to subscription accounts and engagement by the users with the ads that we display. If people do not perceive the services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with the platform and the ads that we display. There is no guarantee that we will be successful in attracting more users or not suffer erosion of the user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•	users engage with other products, services or activities as an alternative;

•	influential users, such as celebrities, athletes, journalists and brands or certain age demographics conclude that an alternative product or service is more relevant;

•	we are unable to convince potential new users of the value and usefulness of its products and services;

•	there is a decrease in the perceived quality of the content generated by our platform;

•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;

•	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience;

•	we are unable to present users with content that is interesting, useful and relevant to them;

•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;

•	there are user concerns related to privacy and communication, safety, security or other factors;

•	we become subject to hostile or inappropriate usage on our platform;

•
there are adverse changes in our products or services that are mandated by, or that we  elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

•	we fail to provide adequate customer service to users; or

•	we do not maintain our brand image or its reputation is damaged.

If users do not continue to download and use our application and their engagement is not valuable to other users, we may experience a decline in the number of users accessing the products and services and user engagement, which could result in the loss of advertisers and revenue.

Our success depends on our ability to provide users with valuable content, which in turn depends on the profile descriptions and use of the app by others. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on iHookup, and that access to unique or real-time content is one of the main reasons users visit us. We seek to foster a broad and engaged user community, and we encourage celebrities, athletes, and others to use our products and services to meet people and form relationships. If users do not continue to contribute profiles and we are unable to provide users with valuable and timely content or other people to engage with, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on the platform, the size of the user base and user engagement may decline.

If we are unable to compete effectively for users and advertiser spend, the business and operating results could be harmed.

Competition for users of its products and services is intense. Although we have developed a new platform for public self-expression and meeting people in real time, we face strong competition in this business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as eHarmony, Match.com and others which offer a variety of Internet and mobile device-based products, services and content. As a result, competitors may acquire and engage users at the expense of the growth or engagement of our user base, which would negatively affect the business.

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;

•	the amount, quality and timeliness of content generated by our users;

•	the timing and market acceptance of our products and services;

•	the adoption of our products and services internationally;

•	its ability, and the ability of our competitors, to develop new products and services and enhancements to existing products and services;

•	the frequency and relative prominence of the ads displayed by us or our competitors;

•	our ability to establish and maintain relationships with platform partners that integrate with our platform;

•
changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	government action regulating competition;

•	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

•	our reputation and the brand strength relative to our competitors.

We also face significant competition for advertiser spend. We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;

•	our ad targeting capabilities, and those of our competitors;

•	the timing and market acceptance of our advertising services, and those of our competitors;

•	our marketing and selling efforts, and those of our competitors;

•	the pricing for our products relative to the advertising products and services of our competitors;

•	the return our advertisers receive from their advertising services, compared to those of our competitors; and

•	our reputation and the strength of our brand relative to our competitors.

If we are not able to compete effectively for users and advertiser spend our business and operating results would be materially and adversely affected.

User growth and engagement depend upon effective interoperation with operating systems, networks, and devices, that we do not control.

Currently, our application is available only on Apple’s iOS. We are dependent on the interoperability of our products and services with popular devices, and mobile operating systems that we do not control. Any changes in such systems or devices that degrade the functionality of our products and services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work with a range of operating systems and devices that we do not control. In addition, because our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems and devices. In the event that it is difficult for our users to access and use our products and services on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

We have a limited operating history in a new and unproven market for our platform, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have developed a mobile app for public self-expression and meeting people in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. People who are not our users may not understand the value of our products and services and new users may initially find our products confusing.  Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have a limited operating history, and only began to generate revenue in 2013 which makes it difficult to effectively assess our future prospects or forecast future results. We encounter or may encounter many risks in this developing and rapidly evolving market. These risks and challenges include its ability to, among other things:

•	increase its number of users and user engagement;

•	successfully expand our business;

•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

•	convince advertisers of the benefits of our products compared to alternative forms of advertising;

•	develop and deploy new features, products and services;

•
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, its industry, or duplicate the features of our products and services;

•	attract, retain and motivate talented employees, particularly engineers, designers and product managers;

•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;

•	continue to earn and preserve its users’ trust, including with respect to their private personal information; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential users and potential advertisers about the value of our products and services, if the market for our platform does not develop as we expect or if we  fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges or other unforeseen risks and challenges. Failure to adequately address these risks and challenges could harm our business and cause our operating results to suffer.

Our business depends on the continued and unimpeded access to our products and services on mobile devices by our users and advertisers. If we or our users experience disruptions in service or if mobile service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

We depend on the ability of our users and advertisers to access mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and telecommunications access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business.  We also rely on other companies to maintain reliable communications network systems that provide adequate speed, data capacity and security to us and our users. As the number of mobile device users continues to grow, frequency of use and amount of data transmitted, the communications infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the mobile communications infrastructure that we and/or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Abusive activities by certain users could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

There are a range of abusive activities that are prohibited by the our terms of service and are generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given person, account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate outlets, misleading links (e.g., to malware or click-jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes.  Although we continue to invest resources to reduce spam and other abusive behavior, we expect spammers and abusers will continue to seek ways to act inappropriately on our platform.  We will continuously combat spam and other abusive behaviors, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Combatting spam and other abusive behaviors require the diversion of significant time and focus of our engineering team from improving our products and services. If spam or abusive behavior increase, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

If we fail to effectively manage our growth, our business and operating results could be harmed.

If we experience rapid growth in our headcount and operations, it will place significant demands on our management, operational and financial infrastructure. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we will need to continue to offer, highly competitive compensation packages. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base.  If we fail to effectively manage our hiring needs and successfully integrate new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

One of the reasons people use our platform is for real-time information and personal contact. We may, in the future, experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. Although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through the data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services.  Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

As the number of our users increases and our users generate more content, including photos and videos hosted by us, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. This would negatively impact our ability to attract users and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our base of users and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brand if users do not have a positive experience using third-party applications. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on its platform or by third parties obtaining control over users’ accounts. Maintaining and enhancing our brand may require iHookup to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

Negative publicity about us, including about our product quality and reliability, changes to our products and services, privacy and security practices, litigation, regulatory activity, the actions of our users or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. For example, service outages could result in widespread media reports. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

We focus on product innovation and user engagement rather than short-term operating results.

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We may make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with its goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the short-term expectations and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

Our products and services may contain undetected software errors, which could harm our business and operating results.

Our products and services incorporate complex software and we encourage our employees to quickly develop and help us launch new and innovative features. Our software may now or in the future contain, errors, bugs or vulnerabilities. Some errors in the software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

Our business is subject to complex and evolving U.S. laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to its business practices, monetary penalties, increased cost of operations or declines in user growth, user engagement or ad engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection and taxation. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. There have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy. The U.S. government, including the Federal Trade Commission, or the FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet and over mobile devices, including regulation aimed at restricting certain tracking and targeted advertising practices.

Additionally, recent amendments to U.S. patent laws may affect the ability of companies to protect their innovations and defend against claims of patent infringement. Having personal information may subject us to additional regulation. Further, it is difficult to predict how existing laws and regulations will be applied to its business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, result in negative publicity, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Even though our platform is for public self-expression conversation and personal interaction, user trust regarding privacy is important to the growth of users and the increase in user engagement on our platform, and privacy concerns relating to our products and services could damage our reputation and deter current and potential users and advertisers from using our products and services.

From time to time, concerns have been expressed by governments, regulators and others about whether mobile products, services or practices compromise the privacy of users and others. Concerns about, governmental or regulatory actions involving practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, cause us to lose users and advertisers and adversely affect our operating results. While we will strive to comply with applicable data protection laws and regulations, as we strive to comply with our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to comply may result, in inquiries and other proceedings or actions against us  by governments, regulators or others. These inquiries could result in negative publicity and damage to our reputation and brand, each of which could cause us to lose users and advertisers, which could have an adverse effect on our business.

Any systems failure or compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data could significantly limit the adoption of our products and services and cause harm to our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of products and services we offer, increase the size of our user base and operate in other countries.

If our security measures are breached, or if our products and services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and advertisers may curtail or stop using our products and services and our business and operating results could be harmed.

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We may experience cyber-attacks of varying degrees, and as a result, unauthorized parties may obtain, and may in the future obtain, access to its data or its users’ or advertisers’ data.  Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their accounts to establish and maintain online identities, unauthorized communications from our accounts that have been compromised may damage their reputations. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our products and services that could have an adverse effect on our business and operating results. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and advertisers and we may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate its personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. Our ability to execute efficiently is dependent upon contributions from our employees, in particular our senior management team.  We do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention.  Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible to our users or our users may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services.

Risks Related to Our Company

Messrs. Dean and Robert Rositano, as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of February 5, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•	Messrs. Dean and Robert Rositano each own 4,510,400 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 36,083,350 shares;
•	Checkmate Mobile, Inc., a Delaware corporation, owns 4,895,850 shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to the Company, which could adversely affect the market price of our securities.

If we are unable to pay the convertible promissory notes when obligations become due, the note holders may take proceedings under terms of default.

In the event of default under terms in the convertible promissory notes, the note holder may enforce remedies including acceleration of payment in full plus interest and other charges, and an increase in interest rates of up to 24% when allowable by law.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2013 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Risks Associated with Our Common Stock

Messrs. Dean and Robert Rositano, as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of February 5, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•	Messrs. Dean and Robert Rositano each own 4,510,400 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 36,083,350 shares;
•	Checkmate Mobile, Inc., a Delaware corporation, owns 4,895,850 shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to the Company, which could adversely affect the market price of our securities.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

As of December 31, 2013, our articles of incorporation authorize the issuance of up to 3,700,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

We expect to continue to incur significant development and marketing expenses in the foreseeable future related to the launch and commercialization of our products and services. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to achieve profitability.

ITEM 1A. RISK FACTORS - continued

We may have difficulty raising additional capital, which could deprive us of necessary resources.

In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, and the development of competitive projects by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase our common shares or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

During the year ended December 31, 2013, we received $709,437 in convertible note financing and repaid $194,159 of convertible note debt. During the quarter ended March 31, 2014, we received $526,966 in convertible note financing and repaid $216,966 of convertible note debt. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to implement our business plan. Achieving a level of revenues adequate to support our cost structure has raised doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares and, if necessary through one or more private placement or public offerings, and via the securities purchase agreement/equity line financing. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place additional strains on our managerial, operational and financial resources and could adversely affect our business and prospective operating results.

Our anticipated growth is expected to continue to place a strain on our managerial, operational and financial resources. Further, as we expand our user and advertiser base, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and prospective operations and the value of an investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Office

Our executive offices are located at 125 East Campbell Ave, Campbell, California 95008, and we also lease an office at 1735 East Fort Lowell Road, Suite 9, Tucson, Arizona 85719. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Our registered agent is located at Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501.

Mineral Properties

Pursuant to the Asset Purchase Agreement, we have acquired a 100% interest in the Wyoming Iron Complex properties. The mineral concessions and rights that form the Wyoming Iron Complex property consist of 23 unpatented US mining claims (Strong Creek Claims) located under the Mining Law of 1872, comprising approximately 463 acres, and a  mineral leases (Iron Mountain Lease) totalling approximately 320 acres with Chugwater Mining Company. The mining claims were originally staked by John Simons, an individual, then conveyed to Wyomex Resources Inc, and then assigned to Wyomex LLC, a duly incorporated limited liability company under the laws of Wyoming., and are registered with the Office of the Registrar Albany County, Wyoming and with the US Bureau of Land Management located in Cheyenne Wyoming and registered in the name of Wyomex LLC in accordance with the requirements of the Mining Law of 1872.  Costs of maintaining the unpatented mining claims in 2010 were $140 per claim payable annually by August 31st. Wyomex LLC is also the lessee under the  aforementioned mineral lease, covering the fee estate for the SEј of Section 22, T.19N., R. 71W., 6th P.M., Albany County, Wyoming. Cost of the mining lease is $1000 per month payable as an advance royalty. Subsequent to December 31, 2013 the Company is in the process of returning the Wyoming Iron Complex properties back to Wyomex Resources Inc via the terms in a mutual release agreement.

 The unpatented lode mining claims are situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management are as follows:

County Records	BLM Serial #
Claim Name	Location Date	Book	Page	WMC & Location
VAN NO. 1	10-12-1976	256	946	127756 SWј Sec. 24
VAN NO. 2	10-12-1976	256	947	127757 SWј Sec. 24
VAN NO. 3	10-12-1976	256	948	127758 SWј Sec. 24
VAN NO. 4	10-12-1976	256	949	127759 SWј Sec. 24
VAN NO. 5	10-12-1976	256	950	127760 SWј Sec. 24
VAN NO. 6	10-12-1976	256	951	127761 SWј Sec. 24
VAN NO. 7	10-12-1976	256	952	127762 SWј Sec. 24
VAN NO. 8	10-12-1976	256	953	127763 SWј Sec. 24
VAN NO. 9	10-12-1976	256	954	127764 SWј Sec. 24
VAN NO. 10	10-12-1976	256	955	127765 SWј Sec. 24
VAN NO. 11	10-12-1976	256	956	127766 SWј Sec. 24
VAN NO. 12	10-12-1976	256	957	127767 SEј Sec. 24

TI NO. 15	10-12-1976	256	993	127744 NWј Sec 14
TI NO. 16	10-12-1976	256	993	127745 NEј Sec. 14

Document Number
VAN 13	07-17-2005	2005-6333	268116 SEј Sec. 24
VAN 14	07-17-2005	2005-6334	268117 SEј Sec. 24
VAN 15	07-17-2005	2005-6335	268118 EЅ Sec. 24
VAN 16	07-17-2005	2005-6336	268119 EЅ Sec. 24
VAN 17	07-17-2005	2005-6337	268120 NWј Sec 24
VAN 18	07-17-2005	2005-6338	268121 NWј Sec 24
VAN 19	07-17-2005	2005-6339	268122 NWј Sec 24
VAN 20	07-17-2005	2005-6340	268123 SWј Sec. 24
VAN 21	07-17-2005	2005-6341	268124 NWј Sec 24
VAN 22	07-17-2005	2005-6342	268125 NEј Sec. 24
VAN 23	07-17-2005	2005-6343	268126 NEј Sec. 24
VAN 24	07-17-2005	2005-6344	268127 NEј Sec. 24

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

ITEM 2. PROPERTIES - continued

Description of Property, Location, Means and Access

The Wyoming Iron Complex is located approximately 30 miles north-northeast of the city Laramie in southeastern Wyoming, (See Figure 1 below). The Strong Creek Claims are located in the central portion of the Laramie Anorthosite Complex (“LAC”), approximately a one hour drive north from Laramie, along Hwy 287 to 34 and then secondary roads from the Greaser Ranch.  The Iron Mountain Leases are located approximately 6 miles to the east of Strong Creek and are accessible by secondary roads.  The Strong Creek portion of the Wyoming Iron Complex also lies 9 miles to the east of the main rail line of the Union Pacific. Power and water are available at the property.

On December 7, 2012, we filed suit in state court in Albany County, Wyoming against DSS Holdings LLC and Douglas Samuelson (“Samuelson”) to regain preliminary access to the Wyoming Iron Complex. The road used by us to access the Wyoming Iron Complex crosses Samuelson’s property. Samuelson has locked the gate across the road and denied our repeated requests for access. The suit was filed in the District Court of the Second Judicial District in Wyoming, after negotiations between the parties were unsuccessful. Under Wyoming Statute§ 1-26-507, we hoped to gain access to our property in order to conduct studies and collect samples of iron ore from the existing Iron Mountain pit and stockpile in order to evaluate the suitability of these materials to meet the specifications of potential customers. On February 11, 2013, our petition to use the road was denied. We are now pursuing the condemnation efforts and are also seeking another preliminary access hearing. We have sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508, and have sent another letter as a precursor to a second preliminary access hearing. As of December 31, 2013, no further action is planned by the Company.

The leases relating to the Wyoming Iron Complex, as amended by instrument dated February 1, 2012, continues in perpetuity until commercial production provided that a $1,000 per month advance royalty is paid (as adjusted for inflation). At the commencement of commercial production, the royalty would be paid as a function of gross metal values on products produced and sold.

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

Miles
0
30
Wyoming Iron Complex
Transportation
Interstate
US Route
US Railroad

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

On February 11, 2013, our petition to use the road was denied. We pursued condemnation efforts and sought a second preliminary access hearing. We sent a letter to Samuelson as a requirement to condemn an easement over the road under Wyoming Statute§1-26-505 through 1-26-508 and have sent another letter as a precursor to a second preliminary access hearing. As of December 31, 2013, no further action is planned by the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Bulletin Board of Financial Industry Regulatory Authority under the symbol “TFER”. In light of our new business focus, we are changing our trading symbol to “HKUP.” There is no established trading market for the Company’s Series A Preferred Stock.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCQB Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.03	$0.0008
September 30, 2013	$0.09	$0.02
June 30, 2013	$0.18	$0.06
March 31, 2013	$0.29	$0.14
December 31, 2012	$1.13	$0.18
September 30, 2012	$0.53	$0.20

On March 31, 2014, the closing price of our common stock as reported by the OTC Bulletin Board was $0.0017 per share.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Transfer Agent

Our shares of common stock are issued in registered form.  Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Holders of Our Common Stock

The company has a large shareholder base in our common stock. As of March 31, 2014, there are 21 listed holders of record of our common stock. The remaining shareholders are listed through broker-dealers, and the exact number is unknown.  As of March 31, 2014, 689,591,935 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 9,947,400 shares of our common stock are available for issuance under the stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	6,650,000	$0.55	3,297,400
Total	6,650,000	$0.55	3,297,400

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

Overview

We were a mineral exploration company until January 31, 2014 when we effected the Merger with iHookup Social. Our plan of operation was to carry out exploration work on Wyoming Iron Complex in order to ascertain whether it possessed commercially exploitable quantities of iron ore and other metals, but since the Merger we have no plans to conduct any exploration work.

We have no ongoing revenues from mineral exploration, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Accordingly, we will be dependent on future additional financing in order to fund our anticipated cash needs, and to seek other business opportunities in new business opportunities. There are no assurances that we will be able to complete such future additional financing for other business opportunities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Prior to the Merger, we have been involved in the examination and investigation of the mineral property that we believed may have contained valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration would be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property.

Results of Operations

Years Ended December 31, 2013 and 2012

Our cash as of December 31, 2013 was $18,006. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the period from inception (June 5, 2007) to December 31, 2013 we had operating revenues of $4,855 and incurred a net loss of $7,293,427. For the year ended December 31, 2013, our net loss was $2,855,474.

Our operating expenses for our fiscal years ended December 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	$	$
REVENUES	-	-

OPERATING EXPENSES
Advertising	-	2,653
General and administrative	625,737	586,421
Impairment of mineral acquisition costs	25,000	-
Accretion on promissory note	888,512	113,394
Financing costs	574,380	8,391
Interest expense	40,531	2,385
Investor relations	31,588	227,687
Professional fees	141,649	154,767
Mineral property exploration costs	34,567	164,564
Stock-based compensation	352,338	2,133,251
Travel	4,616	14,244

TOTAL OPERATING EXPENSES	2,718,918	3,407,757

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total operating expenses decreased by 21% for the year ended December 31, 2013 compared to the same period ended December 31, 2012.  The decrease in expenses over the prior year was due primarily to lower mineral exploration costs, investor relations expense, and stock based compensation. Offsetting the decrease were higher accretion on promissory notes, financing costs, and interest due to convertible debt financing.

Liquidity and Capital Resources

Working Capital
	December 31, 2013	December 31, 2012
	(audited)	(audited)
Current Assets	$18,006	$145,433
Current Liabilities	$1,080,931	$196,525
Working Capital Deficiency	$(1,062,925)	$(51,092)

As of December 31, 2013, we had $18,006 in cash, as compared to $145,433 as of December 31, 2012. Our cash decreased due to operating expenses incurred during the period.

As of December 31, 2013, we had accounts payable of $296,539, as compared to $60,862 as of December 31, 2012. Our accounts payable increased due to a shortfall in financing to pay liabilities.

As of December 31, 2013, we had a current portion of promissory note of $257,911, as compared to $127,353 as of December 31, 2012. Our current portion of promissory note increased due to payments due under the Wyomex property acquisition.

As of December 31, 2013, we had accrued expenses to related parties of $129,193, as compared to $6,479 as of December 31, 2012. Our accrued expenses to related parties increased due to amounts due to officers.

We currently do not have sufficient capital to funds our needs for the next 12 months. We established an equity line of credit which became effective June 24, 2013. Due to our current market price, we do not anticipate that the equity line, described below, will be sufficient to meet our needs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flows
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(609,949)	$(983,734)
Net Cash Provided by (Used in) Investing Activities	(25,000)	(85,000)
Net Cash Provided by (Used in) Financing Activities	529,522	1,071,101
Net Increase (Decrease) in Cash	$(102,427)	$2,367

Operating Activities

Net cash used in operating activities decreased by 38% for our 12-month period ended December 31, 2013 compared to the same period in 2012.  The reason for the decrease is decreased cash operating expenses.

Investing Activities

Net cash used in investing activities decreased by 71% for our 12-month period ended December 31, 2013 compared to the same period in 2012.  The reason for the decrease is fewer payments on mineral properties.

Financing Activities

Net cash provided by financing activities decreased by 51% for our 12-month period ended December 31, 2013 compared to the same period in 2012.  The reason for the decrease is the reduction in private placement funding, partially offset by higher convertible notes.

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

•
On the trading day (the “Third Payment Date”) which is 30 calendar days following the agreement date, 818,930 shares of common stock (issued on January 10, 2013) and an additional 857,142 shares (issued on April 15, 2013);

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

For the year ended December 31, 2013, the fair value of the commitment shares issued is $165,916 for the First and Second Payment Dates and $180,083 for the value of the commitment shares for the Third Payment Date. On April 15, 2014, the Company issued an additional 857,142 shares valued at $68,571 under the amended agreements.

On August 12, 2013, the Company issued 86,764 shares valued at $3,561 under the Equity Line of Credit.

On June 26, 2013, the registration statement was declared effective by the SEC.  On September 12, 2013 the Company issued 86,764 shares of common stock under the equity line at an average price of $0.0423 for proceeds of $3,671. For the year ended December 31, 2013, the Company has fully expensed all costs related to the Equity Line of Credit as the Company does not expect to utilize it in the future. This amounted to $350,359, which is included in financing charges.

Securities Purchase Agreements (Debentures) - Marie Baier Foundation and Motivated Minds

On October 18, 2012, we entered into securities purchase agreements with two investors, pursuant to which we sold an aggregate of $235,300 face value in principal amount of 5% convertible debentures due October 18, 2013. In addition to the debentures, we issued an aggregate of 705,901 common stock purchase warrants with each warrant entitling the holder to acquire one share of our common stock at a price of $0.25 per share for three years. The investors paid us the aggregate subscription amount of $200,000 for the debentures and the warrants, which subscription amount was at a 15% discount from the principal amount of the debentures. For further information regarding the debentures, see the section titled “The Offering” in our Registration Statement on Form S-1 dated February 22, 2013. As of December 31, 2013 these notes have been fully paid and/or have been converted to commons stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Convertible Debentures

During the year ended December 31, 2013, the Company has entered into various convertible debenture agreements summarized as follows:

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	15-Aug-13	15,500	1,928	13,572	8%	19-May-14
a	)	23-Aug-13	27,500	18,845	8,655	8%	27-May-14
a	)	1-Jul-13	42,500	13,929	28,571	8%	28-Mar-14
a	)	17-Oct-13	27,500	11,741	15,759	8%	16-Jul-14
b	)	4-Nov-13	15,000	9,542	5,458	6%	4-Nov-15
b	)	9-Dec-13	20,000	13,054	6,946	6%	5-Dec-15
c	)	9-Dec-13	33,159	21,644	11,515	8%	5-Dec-15
d	)	2-Apr-13	208,250	11,814	196,436	0%	2-Jan-13
e	)	2-Oct-13	76,500	28,501	47,999	12%	18-Sep-14
f	)	26-Jun-13	83,333	55,037	28,296	12%	26-Jun-14
f	)	26-Sep-13	27,778	25,682	2,096	12%	26-Sep-14
f	)	9-Dec-13	27,778	23,506	4,272	12%	9-Dec-14
g	)	4-Nov-13	15,000	7,077	7,923	8%	4-Nov-15
h	)	18-Sep-13	30,000	10,210	19,790	12%	18-Sep-14
			649,798	252,510	397,288

a)
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

• ·
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Convertible Debentures - continued

b)
The Company entered into two convertible promissory notes (“GEL Notes”) with GEL Properties, LLC (“GEL”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest closing bid price during the 5 trading days preceding the conversion. The GEL Notes cannot be converted, to the extent that GEL would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
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

•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the GEL Notes becomes immediately due and payable.

c)
On October 18, 2012, The Company entered into a convertible bridge note (the “Baier Note”) with The Marie Baier Foundation (“The Foundation”) for $147,062. On December 9, 2013, the Company assigned $34,159 of principal and interest of the Baier Note to GEL Properties, LLC (“GEL”) and entered into a $34,159 convertible promissory note (the “GEL Note”) with GEL. Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest closing bid price during the 5 trading days preceding the conversion. The GEL Notes cannot be converted, to the extent that GEL would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible note cannot be prepaid.

d)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited. On December 31, 2013 the Company entered in a letter agreement with GCA Strategic Investment Fund Limited, in which the original maturity date of September 20, 2013 was extended to January 2, 2014. The remaining principal balance was agreed to be $218,000. During the year ended December 31, 2013, GCA converted $9,750 of the note leaving a principal balance of $208,250

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

e)
On October 2, 2013, the Company entered into a convertible promissory note (“Hanover Note”) with Hanover Holdings I, LLC (“Hanover”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest VWAP (“Variable Weighted Average Price”) price during the 5 trading days preceding the conversion. The Hanover Note cannot be converted, to the extent that Hanover would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 180 days beginning on the issuance date;
•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the Hanover Note becomes immediately due and payable.

f)
On June 26, 2013, the Company entered into a one year promissory note with JMJ Financial. The total amount that may be borrowed is $275,000, which includes an upfront fee of 10%. No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% upfront fee.

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

g)
On November 4, 2013, the Company entered into a convertible promissory note (“LG Note”) with LG Properties, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the average of the two lowest closing bid prices during the 5 trading days preceding the conversion. The LG Note cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
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

•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Notes becomes immediately due and payable.

h)	On September 18, 2013,the Company entered into a convertible debenture agreement with Magna LLC in the amount of $195,000.

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

Subsequent to year-end the Company obtained proceeds of $526,966 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $526,966, bearing interest at 8% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement (incorporated herein by reference to the current reports on Form 8-K, previously filed with the SEC between January 1, 2014 and April 15, 2014).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern

At December 31, 2013, we had an accumulated deficit of $7,307,575 since our inception and incurred a net loss of $2,869,622 for the year ended December 31, 2013.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2013.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. Prior to the Merger, we were considered an exploration stage company as we were involved in the examination and investigation of the mineral property for the purpose of discovering the presence of ore. As of December 31, 2013, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2013.

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

Mineral Property Costs

Prior to the Merger, we were an exploration stage company and did not realize any revenues from our operations.  We were primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized.  We assess the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at December 31, 2013, we have not incurred any asset retirement obligation related to the exploration and development of its resource properties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2013 and December 31, 2012, we have no items that represent other comprehensive loss and, therefore, have not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 8,367,000 as of December 31, 2013.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TITAN IRON ORE CORP.

FINANCIAL STATEMENTS

December 31, 2013

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and December 31, 2012	F-2

Statements of Comprehensive Loss for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013	F-3

Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013	F-4 - F-5

Statements of Cash Flows for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan Iron Ore Corp.
(An exploration stage company)

We have audited the accompanying balance sheets of Titan Iron Ore Corp. (an exploration stage company) as of December 31, 2013 and 2012 and the related statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Iron Ore Corp. (an exploration stage company) as of December 31, 2013 and 2012, and the results of its operations, stockholders’ deficit and cash flows for the years then ended and for the period from June 5, 2007 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”
CHARTERED ACCOUNTANTS

Vancouver, Canada

April 15, 2014

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2013	December 31, 2012

Current Assets
Cash	$18,006	$120,433
Prepaid expenses (Note 9)	-	25,000
Total current assets	18,006	145,433

Deferred financing costs (Note 13)	-	366,684
Debt issue costs (Note 12)	13,123	32,998
Mineral properties (Note 3)	1,206,011	1,206,011

TOTAL ASSETS	$1,237,140	$1,751,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$296,539	$60,862
Accrued expenses - related party (Note 9)	129,193	6,479
Convertible debentures (Note 12)	397,288	1,831
Current portion of promissory note (Note 6)	257,911	127,353
Total Current Liabilities	1,080,931	196,525

Promissory note (Note 6)	971,818	982,159

Total Liabilities	2,052,749	1,178,684

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 213,423,577 (December 31, 2012 – 52,501,110) shares issued and outstanding (Note 4)	21,342	5,250
Additional paid-in capital	6,470,624	4,833,170
Common stock issuable	-	171,975
Deficit accumulated during the exploration stage	(7,307,575)	(4,437,953)
Total Stockholders' Equity (Deficit)	(815,609)	572,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,237,140	$1,751,126

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 5, 2007 (Inception) to December 31, 2013
	$	$	$
REVENUES	-	-	4,855

OPERATING EXPENSES
Advertising	-	2,653	25,385
General and administrative (Note 9)	625,737	586,421	1,604,221
Impairment of mineral acquisition costs (Note 3)	25,000	-	75,124
Accretion expense	888,512	113,394	1,001,906
Financing costs	574,380	8,391	582,771
Interest expense	40,531	2,385	42,916
Investor relations	31,588	227,687	281,321
Professional fees	141,649	154,767	422,544
Mineral property exploration costs (Note 11)	34,567	164,564	528,238
Stock-based compensation (Note 7)	352,338	2,133,251	2,593,361
Travel	4,616	14,244	20,403

TOTAL OPERATING EXPENSES	2,718,918	3,407,757	7,178,190

LOSS FROM OPERATIONS	(2,718,918)	(3,407,757)	(7,173,335)

OTHER INCOME (EXPENSES)
Gain on debt settlement	-	-	17,631
Loss on modification of promissory note	(150,704)	-	(150,704)
Other income (expenses)	-	-	(1,167)

NET LOSS AND COMPREHENSIVE LOSS	(2,869,622)	(3,407,757)	(7,307,575)

BASIC AND DILUTED LOSS PER SHARE	(0.04)	(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,994,509	51,331,037

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2013
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

TITAN IRON ORE CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 5, 2007 (INCEPTION) TO DECEMBER 31, 2013 (CONTINUED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Additional Paid-in Capital	Common stock issuable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2012	52,501,110	$5,250	$4,833,170	$171,975	$(4,437,953)	$572,442

Stock-based compensation	-	-	352,338	-	-	352,338

Shares issued under equity line (Note 13)	1,762,836	177	252,038	(171,975)	-	80,240

Shares issued for services	203,333	20	17,746	-	-	17,766

Convertible notes (net)	158,956,298	15,895	1,015,332	-	-	1,031,227

Net loss 2013	-	-	-	-	(2,869,622)	(2,869,622)

Balance, December 31, 2013	213,423,577	$21,342	$6,470,624	$-	$(7,307,575)	$(815,609)

The accompanying notes are an integral part of the financial statements.

TITAN IRON ORE CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 5, 2007 (Inception) to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(2,869,622)	$(3,407,757)	$(7,307,575)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	-	5,833
Stock-based compensation	352,338	2,133,251	2,593,361
Loss on disposal of assets	-	-	1,167
Impairment of mineral property	25,000	-	75,124
Financing costs	432,748	8,391	441,139
Accretion expense	888,512	113,394	1,001,906
Shares issued for services	17,766	126,500	161,766
Gain (loss) on debt extinguishment	168,000	-	150,369
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	25,000		-
Increase (decrease) in accounts payable	230,595	36,655	259,037
Increase (decrease) in accrued expenses – related party	122,714	5,832	138,407
Net Cash Provided by (Used in) Operating Activities	(606,949)	(983,734)	(2,479,466)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	-	-	(7,000)
Payment on mineral property options	(25,000)	(85,000)	(220,124)
Net Cash Used in Investing Activities	(25,000)	(85,000)	(227,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	-	993,538	2,086,386
Proceeds from convertible debentures (net)	652,500	168,875	852,500
Repayment of promissory note	-	(63,562)	(63,562)
Repayment of convertible debt	(122,978)	-	(122,978)
Deferred financing costs	-	(27,750)	(27,750)
Net Cash Provided by Financing Activities	529,522	1,071,101	2,724,596

Net Increase (Decrease) in Cash	(102,427)	2,367	18,006

Cash– Beginning	120,433	118,066	-

Cash– Ending	$18,006	$120,433	$18,006

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Items:
Shares issued for services	$17,766	$126,500	$161,766
Promissory note issued for mineral property	-	1,061,011	1,061,011

The accompanying notes are an integral part of the financial statements.

1.  NATURE OF BUSINESS AND GOING CONCERN

Titan Iron Ore Corp. (the Company) (formerly Digital Yearbook, Inc.) was incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” effectively becoming an exploration stage company whose principal business became the acquisition, and exploration of mineral properties.

Subsequent to the 2013 year-end on February 3, 2014, the Company completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, the Company incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock.
iHookup Social’s business is development and dissemination of a "proximity based" mobile social media application that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. Going forward, the Company expects to focus on this aspect of the business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at December 31, 2013 the Company has a working capital deficiency of $1,062,925 and has accumulated losses of $7,282,575 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of mineral properties, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, share based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Mineral Property Costs
The Company has been in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized.  The Company assesses the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2013, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property option.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended December 31, 2013 and December 31, 2012, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 8,367,000 as of December 31, 2013.

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

The term of the option commenced on May 26, 2011 and could be extended for a maximum of six successive one-month periods, at the sole election of the Company, through notice to Wyomex LLC and tender of $5,000 from the Company to Wyomex LLC for each of the first three additional months and $15,000 for each additional month for months four through six. As at December 31, 2013, total payments of $145,000 had been made.

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

On February 11, 2013, the Company’s petition to use the road was denied. The Company is now pursuing the condemnation efforts and are seeking a second preliminary access hearing. As of December 31, 2013, the Company does not expect to go forward with any exploration at these sites. An impairment analysis was conducted at December 31, 2013 and no impairment was recorded as the fair value of the property (considered to be the carrying value of the promissory note against which the property was settled after year-end as per Note 15) exceeded the carrying value at December 31, 2013.

Sunrise Iron
On April 16, 2013 the Company announced that through a binding letter of intent (“LOI”) the Company has agreed to purchase the Sunrise Iron Mining Complex from New Sunrise, LLC, for a price of $12 million. Sunrise is an iron project located in Platte County, Wyoming, consisting of fee land and patented mining claims aggregating approximately 1400 acres.

In connection with the LOI, Titan paid New Sunrise a non-refundable deposit of $25,000, and Titan had 180 days to conduct due diligence investigations of the property. On October 15, 2013, the parties agreed to extend the agreement to January 15, 2014 on a non-exclusive basis. The Company does not expect to go forward with this transaction and took an impairment charge for the $25,000 deposit as of December 31, 2013.

4.  COMMON STOCK

Issued during 2013:
During the year ended December 31, 2013, the Company issued 1,762,836 shares of common stock pursuant to the Equity Line of Credit Agreement (Note 13).

During the year ended December 31, 2013 the Company issued 53,333 shares of common stock as finder’s fees for a convertible note.

During the year ended December 31, 2013, the Company issued 158,956,298 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the year ended December 31, 2013, the Company issued 150,000 shares of common stock to a consultant in exchange for investor relations services.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2011	1,050,000	0.75
Warrants granted with private placement	667,000	1.00
Warrants issued with convertible debentures	758,844	0.25
Warrants exercised	(758,844)	0.25
Balance, December 31, 2012	1,717,000	0.85
Balance, December 31, 2013	1,717,000	0.85

Details of share purchase warrants outstanding as of December 31, 2013 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

1,050,000	$0.75	June 20, 2014
667,000	$1.00	January 10, 2015
1,717,000	$0.85

6.  PROMISSORY NOTE

On April 10, 2012 the Company entered into a non-interest bearing promissory note in the amount of $6,855,000 with Wyomex Limited Liability Company (“Wyomex”) secured by the Strong Creek and Iron Mountain properties. The note is repayable through advance minimum royalty payments of $62,500 (adjusted for the consumer price index in successive period) commencing six months from the date of closing and after receipt of the initial payment, and every six months thereafter, until the commencement of commercial production from the property. At the commencement of commercial production from the properties, the semi-annual advance minimum royalty shall convert to a 4.5% gross metal value royalty on iron ore and/or other mineral materials produced and sold from the property and, except for events of force majeure, in no event shall the production royalty paid to Wyomex be less than $150,000 in any given calendar year. Repayment of the promissory note may be demanded by Wyomex upon an event of default as defined in the agreement. Upon full settlement of the promissory note, the production royalty shall be reduced, and the Company shall pay Wyomex a gross metal value royalty of 1.5% for all iron product and/or other mineral materials mined and sold from the property. The estimated fair value of the note (assuming an imputed 14.03% interest rate) was calculated to be $1,061,011 on April 10, 2012. As of December 31, 2013, the carrying value of the promissory note is $1,191,253.  During the year ending December 31, 2013, the Company entered into concurrent agreements with Wyomex and a third party to assign and convert $200,000 of principal into a convertible note (see Note 12). The modification of the note resulted in a loss on extinguishment of promissory note of $168,000.

6.  PROMISSORY NOTE (continued)

At December 31, 2013, estimated contractual principal payments due on the promissory note for the next five years are as follows:

September 30, 2014	257,911
September 30, 2015	133,842
September 30, 2016	137,209
September 30, 2017	140,660
September 30, 2018	144,199
Total	$813,821

Subsequent to the year-end, the Company settled the promissory note. See Note 15.

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

During the year ended December 31, 2013, the Company granted 1,700,000 stock options at an exercise price of $0.067 per share for 10 years. During the year ended December 31, 2013 the Company recorded stock based compensation $352,338 (2012: $2,133,251) related to the vesting period for these options.

The following table summarizes the options outstanding as at December 31, 2013:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	0.84	3,450,000
December 21, 2014	0.84	500,000
June 21, 2022	0.20	1,000,000
June 25, 2023	0.067	1,700,000
	0.55	6,650,000

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	3,950,000	0.84	8.08	869,000

Options granted	1,000,000	0.20	9.48	-
Outstanding, December 31, 2012	4,950,000	0.71	8.37	10,000

Options granted	1,700,000	0.067	9.49	-
Outstanding, December 31, 2013	6,650,000	0.55	7.90	-
Exercisable, December 31, 2013	6,650,000	0.55	7.90	-

As at December 31, 2013, the unrecognized compensation cost related to non-vested stock options is $Nil.

8.  COMMITMENTS

On June 30, 2011, the Company entered into an employment agreement with an officer to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Under the agreement, the officer received monthly remuneration at a gross rate of $15,000. The Company can terminate the agreement within 60 days of notice. If the executive is terminated without cause, the executive shall be entitled to one month’s severance pay for each one month of service up to a maximum of two years. Subsequent to December 31, 2013, this officer resigned.

On June 30, 2011, the Company entered into consulting agreements with a management company managed by the CEO, for consulting fee of $2,500 per month to provide office space and administrative services. The Company can terminate the agreement within 15 days written notice. The management company ceased operations on December 31, 2013.

On June 30, 2011, the Company entered into a consulting agreement with a firm to provide the services of the company’s Vice President, Exploration, who will provide and perform for the benefit of our company certain geological advisory services as may be requested by our company. Under the agreement, the firm receives monthly compensation at a gross rate of $6,000. The Company can terminate the consulting agreement at any time. Subsequent to December 31, 2013, the Vice President, Exploration resigned.

On June 30, 2011, the Company entered into a consulting agreement with a consulting firm who will provide and perform for the benefit of our company certain geological, engineering, marketing and project management services as may be requested by the Company at monthly rate of $8,000. The Company can terminate the consulting agreement at any time. Subsequent to December 31, 2013, this consultant resigned.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s former CEO. During the year ended December 31, 2013 the Company advanced an additional $10,000 to this management firm for expenditures to be incurred on behalf of the Company. These expenditures have been recorded as general and administrative expense.

During the year ended December 31, 2013 the Company incurred $30,000 in management fees (2012: $30,000) to the management firm managed by the Company’s former CEO with such costs being recorded as general and administrative costs.

During the year ended December 31, 2013 the Company incurred $420,965 in management fees to officers and directors of the Company (2012: $366,161) with such costs being recorded as general and administrative costs. As at December 31, 2013, the Company owed $129,193 to officers for unreimbursed expenses and accrued management fees (December 31, 2012: $6,479).

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

Pursuant to ASC 825, cash is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory note and convertible debentures approximates carrying value as the underlying imputed interest rate approximates the estimated current market rate for similar instruments.

Assets measured at fair value on a recurring and nonrecurring basis were presented on the Company’s balance sheet as of December 31, 2013, as follows:

	Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$

Assets:
Cash (recurring basis)	18,005	–	–	18,005
Mineral properties (nonrecurring basis) (Note 3)	–	–	1,206,011	1,206,011

As at December 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

11.  MINERAL PROPERTY EXPLORATION COSTS

During the year ended December 31, 2013 and 2012 the following project costs were incurred:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Strong Creek and Iron Mountain:
Technical Report	$16,271	$94,141
Mapping	180	-
Claims	3,774	3,642
Drilling	1,342	14,795
Travel	1,000	23,986
Aeromagnetic Survey	-	20,000
Lease payments	12,000	8,000
TOTAL	34,567	164,564

12.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	15-Aug-13	15,500	1,928	13,572	8%	19-May-14
a	)	23-Aug-13	27,500	18,845	8,655	8%	27-May-14
a	)	1-Jul-13	42,500	13,929	28,571	8%	28-Mar-14
a	)	17-Oct-13	27,500	11,741	15,759	8%	16-Jul-14
b	)	4-Nov-13	15,000	9,542	5,458	6%	4-Nov-15
b	)	9-Dec-13	20,000	13,054	6,946	6%	5-Dec-15
c	)	9-Dec-13	33,159	21,644	11,515	8%	5-Dec-15
d	)	2-Apr-13	208,250	11,814	196,436	0%	2-Jan-13
e	)	2-Oct-13	76,500	28,501	47,999	12%	18-Sep-14
f	)	26-Jun-13	83,333	55,037	28,296	12%	26-Jun-14
f	)	26-Sep-13	27,778	25,682	2,096	12%	26-Sep-14
f	)	9-Dec-13	27,778	23,506	4,272	12%	9-Dec-14
g	)	4-Nov-13	15,000	7,077	7,923	8%	4-Nov-15
h	)	18-Sep-13	30,000	10,210	19,790	12%	18-Sep-14
			649,798	252,510	397,288

a)
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

12.  CONVERTIBLE DEBENTURES (continued)

b)
The Company entered into two convertible promissory notes (“GEL Notes”) with GEL Properties, LLC (“GEL”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest closing bid price during the 5 trading days preceding the conversion. The GEL Notes cannot be converted, to the extent that GEL would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
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

•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the GEL Notes becomes immediately due and payable.

c)
On October 18, 2012, The Company entered into a convertible bridge note (the “Baier Note”) with The Marie Baier Foundation (“The Foundation”) for $147,062. On December 9, 2013, the Company assigned $34,159 of principal and interest of the Baier Note to GEL Properties, LLC (“GEL”) and entered into a $34,159 convertible promissory note (the “GEL Note”) with GEL. Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest closing bid price during the 5 trading days preceding the conversion. The GEL Notes cannot be converted, to the extent that GEL would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible note cannot be prepaid.

d)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited. On December 31, 2013 the Company entered in a letter agreement with GCA Strategic Investment Fund Limited, in which the original maturity date of September 20, 2013 was extended to January 2, 2014.

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

12.  CONVERTIBLE DEBENTURES (continued)

e)
The Company entered into a convertible promissory note (“Hanover Note”) with Hanover Holdings I, LLC (“Hanover”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest VWAP (“Variable Weighted Average Price”) price during the 5 trading days preceding the conversion. The Hanover Note cannot be converted, to the extent that Hanover would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 180 days beginning on the issuance date;
•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the GEL Notes becomes immediately due and payable.

f)
During the period ended December 31, 2013 the Company entered into a one year promissory note with JMJ Financial. The total amount that may be borrowed is $275,000, which includes an upfront fee of 10%. No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% upfront fee.

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

g)
The Company entered into a convertible promissory note (“LG Note”) with LG Properties, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the average of the two lowest closing bid prices during the 5 trading days preceding the conversion. The LG Note cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
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

•	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Notes becomes immediately due and payable.

h)	During the period ended December 31, 2013 the Company entered into a convertible debenture agreement with Magna LLC.

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2013 the conversion features would not meet derivative classification.

At December 31, 2013, the convertible debentures are unsecured. During the period ended December 31, 2013, $357,176 (2012 - $nil) of convertible debentures were settled by issuing 158,956,298 (2012 - nil) shares of common stock of the Company.

During the period ended December 31, 2013, $194,159 (2012 - $nil) of convertible debentures were settled through payment of cash.

During the period ended December 31, 2013, the Company incurred $nil (2012 - $31,126) in transaction costs in connection with the issuance of the convertible debentures, which has been recorded as a reduction to the carrying values of convertible debentures.

13.  EQUITY LINE OF CREDIT

On October 18, 2012, the Company entered into a securities purchase agreement with Ascendiant Capital Partners, LLC (“Ascendiant”), as amended on January 9, 2013, February 19, 2013 and April 2, 2013 (the “Equity Line of Credit Agreement”), pursuant to which the Company may sell and issue to Ascendiant, and Ascendiant is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 36 month period.

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

For the year ended December 31, 2013, the fair value of the commitment shares issued is $165,916 for the First and Second Payment Dates and $180,083 for the value of the commitment shares for the Third Payment Date. On April 15, 2014, the Company issued an additional 857,142 shares valued at $68,571 under the amended agreements.

On August 12, 2013, the Company issued 86,764 shares valued at $3,561 under the Equity Line of Credit.

For the year ended December 31, 2013, the Company has fully expensed all costs related to the Equity Line of Credit as the Company does not expect to utilize it in the future. This amounted to $350,359, which is included in financing charges.

14.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $1,432,746 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2032. For the years ended December 31, 2013 and 2012, the valuation allowance established against the deferred tax assets increased by $499,382, and $386,971 respectively.

The components of the net deferred tax asset at December 31, 2013, and 2012, the statutory tax rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:
	December 31, 2013 $	December 31, 2012 $

Net loss before taxes	(2,869,622)	(3,407,757)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,004,367)	(1,192,715)
Stock-based compensation	123,318	746,638
Accretion on convertible debt	85,407	-
Amortization of beneficial conversion feature	296,260	59,106
Increase in valuation allowance:	499,382	386,971

Reported income taxes	–	–

	December 31, 2013 $	December 31, 2012 $

Potential deferred tax asset
- Net operating losses	1,432,750	619,955
- Mineral properties	131,822	148,970
- Less valuation allowance	(1,209,202)	(709,820)

Total deferred tax assets	335,370	59,106
Beneficial conversion feature and other	(335,370)	(59,106)
Net deferred tax assets	–	–

 15.  SUBSEQUENT EVENTS

a)
Subsequent to year-end the Company obtained proceeds of $526,966 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $526,966, bearing interest at 8% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.

b)	Subsequent to the year-end, the Company settled the outstanding promissory note (see note 6) by transferring the Strong Creek and Iron Mountain Properties (see note 3) to the promissory note holder.

c)	Subsequent to year-end the Company issued 451,766,093 shares in connection with conversion of convertible notes in the amount of $316,514.

d)	Subsequent to year-end the Company issued 19,402,265 shares to settle current liabilities of $291,034.

e)	Subsequent to year-end the Company issued 5,000,000 shares in connection with an investor relations consulting agreement valued at $11,000 based on a closing price of $0.0022 on the date of issuance.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	45	January 31, 2014
Dean Rositano	President, CTO and Director	42	January 31, 2014
Frank Garcia	CFO	56	June 30, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Rositano, CEO, Secretary and Director:

Robert Rositano is a serial entrepreneur with more than twenty years of experience in technology and bringing in more than $60 million in liquidity events for the companies he has founded and/or managed. Prior to founding iHookup, Robert Rositano was the third employee at Netcom Online Communications, Inc., an internet service provider which quickly reached 500,000 subscribers. He was involved in taking Netcom Online Communications, Inc. public in 1993, and the company eventually merged into Earthlink and AT&T Canada. Robert Rositano has co-founded a number of successful ventures, including Simply Internet, Inc., Nettaxi.com, America’s Biggest, Inc., Zippi Networks, Inc. (an eBay partner) and Checkmate Mobile, Inc. (“CMI”). He has also authored one of the first Web Directory’s for Macmillan Publishers.

From 2006-2010, Robert Rositano worked as Chief Executive Officer of Zippi Networks, Inc. Zippi Networks, Inc. created a home-based business system that allowed users to become certified eBay sellers and earn commission by selling items on eBay for others.  Zippi Networks, Inc. supplied its users with everything one would need to begin a home-based business as an eBay seller, including but not limited to, certain training, materials, uniforms, processes and software.  Robert Rositano was responsible for its day-to-day operations and overseeing the development of eBay seller applications for the web, as well as mobile applications for windows and iPhone devices.  He was also in charge of fundraising, and raised over $2 million for Zippi Networks, Inc. In 2010, Robert Rositano became Chief Executive Officer of CMI, which developed mobile applications on a work-for-hire basis as well as incubated creative concepts conceived among a core group of product managers, graphic designers and mobile developers. CMI has successfully developed applications for the education market (e.g. released Cloud9 Learning to Brigham Young University with a pilot of over 7,000 students), cause-related or donation style applications, applications used by restaurants and bars, etc. Robert Rositano will continue his role at CMI while serving as a director and officer of Titan and iHookup.

Robert Rositano is well qualified as a director, and the Chief Executive Officer and Secretary of Titan and iHookup due to his twenty years of experience working with high technology companies, many of which have been in the social media or internet community space and directly relate to the iHookup mobile app.  He has extensive experience in successfully raising capital, managing and growing teams of people in the areas of product development, internet / mobile marketing, and IT, as well as architecting, building, scaling and launching high volume consumer products, from internet websites to mobile applications.

Dean Rositano, President, CTO and Director:

With over fifteen years of experience in executive management, Internet architecture, mobile technologies, high volume server architectures, and general high technology operations, Dean Rositano has successfully assisted in the raising of over $40 million in both private and public transactions. Prior to iHookup Social, Inc., Dean Rositano co-founded CMI, Latitude Venture Partners, LLC, Zippi Networks, Inc., America’s Biggest, Inc., and most notably, was the co-founder and president and CTO of Silicon Valley-based Nettaxi.com, which went public in 1998 when it quickly reached a valuation of over $600 million. With over three million unique visitors daily and a top five worldwide, website rank, Dean Rositano was responsible for designing, architecting, and scaling the Nettaxi server infrastructure from zero to over 10 million visitors per day.

From 2006-2010, Dean Rositano worked as President and Chief Technology Officer of Zippi Networks, Inc. Zippi Networks, Inc. created a home-based business system that allowed users to become certified eBay sellers and earn commission by selling items on eBay for others.  Zippi Networks, Inc. supplied its users with everything one would need to build a home-based business as an eBay seller, including but not limited to, certain training, materials, uniforms, processes and software.  Dean Rositano was responsible for its day-to-day operations and overseeing the development of eBay seller applications for the web, as well as mobile applications for windows and iPhone devices.  In 2010, Dean Rositano became President and Chief Technology Officer of CMI, which developed mobile applications on a work-for-hire basis as well as incubated creative concepts conceived among a core group of product managers, graphic designers and mobile developers. CMI has successfully developed applications for the education market (e.g. released Cloud9 Learning to Brigham Young University with a pilot of over 7,000 students), cause-related or donation style applications, applications used by restaurants and bars, etc. Dean Rositano will continue his role at CMI while serving as a director and officer of Titan and iHookup.

Dean Rositano is well qualified as a director and the President and Chief Technology Officer of Titan and iHookup due to his twenty years of experience working with high technology companies, many of which have been in the social media or internet community space and directly relates to the iHookup mobile app.  He has extensive experience in successfully raising capital, managing and growing teams of people in the areas of product development, internet / mobile marketing, and IT, as well as architecting, building, scaling and launching high volume consumer products, from internet websites to mobile applications.

Frank Garcia, CFO:

From 1997 to 2006, Mr. Garcia was employed in senior management positions by Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and UK retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia is currently the CFO of a publicly-traded mining exploration company-- Zoro Mining Corp. (OTCBB: ZORM). Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981. We believe Mr. Garcia is qualified to serve as an officer because he brings significant company knowledge as well as business and public company experience to our company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Family Relationships

Robert Rositano, age 45, and Dean Rositano, age 42, are brothers.

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers above have not been involved in any of the following events:

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

Conflict of Interest

There are several related party transactions reported within this annual report. All conflicts of interests between such related parties have been duly approved by the required board and/or shareholder approvals. Please see below for further disclosure:

Dean Rositano and Robert Rositano are both directors and the 19.3% stockholders of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Titan and iHookup.

CMI sold the iHookup mobile app to iHookup Social, Inc. for a purchase price of $293,750. iHookup Social, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

Dean Rositano and Robert Rositano are both directors and stockholders of iHookup. At iHookup, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary. The majority stockholder of iHookup is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife, Stacy Rositano.

Pursuant to the Merger Agreement dated January 31, 2014 by and between iHookup Social, Inc. and Titan, Titan’s Series A Preferred Stock consists of the following: 4,510,400 shares owned by Dean Rositano, 4,510,400 shares owned by Robert Rositano, 36,083,350 shares owned by Copper Creek Holdings, LLC, and 4,895,850 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Titan. Dean Rositano will also serve as President and Chief Technology Officer, while Robert Rositano will serve as Chief Executive Officer and Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2013 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Andrew Brodkey	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A
Dr. David Hackman	Nil	Nil	N/A
Dr. Ronald Richman	Nil	Nil	N/A

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

 ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2013;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding $100,000; and

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013 and 2012, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Andrew Brodkey Former President, Secretary, Treasurer & Director 2	2013 2012	206,498 185,686	Nil Nil	Nil Nil	65,846 844,895	Nil Nil	Nil Nil	Nil Nil	273,344 1,030,581
Frank Garcia Chief Financial Officer 2	2013 2012	93,659 50,446	Nil Nil	Nil Nil	19,754 279,316	Nil Nil	Nil Nil	Nil Nil	113,413 329,762
Dr. David Hackman Former VP of Explorations2	2013 2012	72,000 72,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	72,000 72,000

ITEM 11. EXECUTIVE COMPENSATION - continued

1	The amounts reported for option awards and any other equity-based awards represent the grant date fair value, computed in accordance with ASC Topic 718.

2	Messrs. Brodkey, Garcia and Hackman were appointed as officers on June 30, 2011. Messrs. Brodkey and Hackman resigned on January 31, 2014.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Andrew A. Brodkey

Effective June 30, 2011, we entered into an employment agreement with Andrew A. Brodkey to serve as President and Chief Executive Officer of our company for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Mr. Brodkey resigned effective January 31, 2014. Mr. Brodkey’s duties included the duties and responsibilities for our company’s corporate and administration offices and positions as set forth in our company’s and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Mr. Brodkey. Under the agreement, Mr. Brodkey received monthly remuneration at a gross rate of $15,000 with such increases as our board of directors may approve. Mr. Brodkey was also entitled to receive and did receive 2.4 million options to purchase shares of our common stock pursuant to our Stock Option Plan which has been approved by our directors. Mr. Brodkey’s employment agreement was terminated on January 31, 2014 upon his resignation.

ITEM 11. EXECUTIVE COMPENSATION - continued

Consulting and Payroll Agreements – Kriyah Consultants LLC

Effective June 30, 2011, we entered into consulting agreements with Kriyah Consultants LLC, a company managed by Andrew Brodkey, whereby Kriyah was paid a consulting fee of $2,500 per month to:

(a)	provide office space, office equipment, utilities, phones and furniture;

(b)	employ secretarial, bookkeeping, accounting, recordkeeping, legal compliance and related personnel;

(c)	advise our company regarding financial planning, corporate development, and corporate governance;

(d)	provide instructions and directions to our company’s legal counsel, accountants and auditors; and

(e)	ensure that all accounting records are maintained to meet generally accept accounting principles and quarterly and annual reports are prepared and filed to meet regulatory requirements.

The Kriyah agreement also provided that our company would reimburse Kriyah for its proportionate share of all expenses incurred with respect to the operation of the administration of our company, including but not limited to, our company’s allocable share of Kriyah’s office rent, office equipment, employee and contractor wages and benefits, phones and other office operational costs (such allocable share to be determined according to the number of like clients being serviced by Kriyah at its Tucson location). Also under this agreement, Kriyah provided the services of Frank Garcia as CFO.

In addition to the consulting agreement, our company entered into a payroll services agreement with Kriyah, whereby Kriyah agreed to administer the payroll health insurance benefits to be provided by our company to Mr. Brodkey as contemplated in the employment agreement with Mr. Brodkey. Such payroll services include administering payroll deductions, unemployment compensation, social security taxes and workers compensation and any other withholdings or payroll related payments required under applicable law.

Kriyah Consultants LLC went out of business on December 31, 2013 effectively ending the contract.

Consulting Agreement – David Hackman

Effective June 30, 2011, we entered into a consulting agreement with Sage Associates, Inc. whereby Sage through its owner, Dr. David Hackman, served as our company’s Vice President, Exploration, provided and performed for the benefit of our company certain geological advisory services as requested by our company. Under the agreement, Sage received monthly compensation at a gross rate of $6,000.  In addition to any fees payable to Sage under the agreement, we agreed to promptly reimburse Sage within thirty (30) days of receipt of detailed invoice, for all reasonable travel and other out-of-pocket expenses incurred in performing the services under the agreement, which are approved by our company. Dr. Hackman’s agreement was terminated on January 31, 2014 upon his resignation.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

Pursuant to the preliminary Information Statement, the holders of a majority number of shares have approved a new 2014 Equity Incentive Plan (incorporated herein by reference on Schedule 14C, previously filed with the SEC on April 8, 2014).

The following table sets forth for each named executive officer and former officer and certain information concerning the outstanding equity awards as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrew Brodkey	1,000,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Andrew Brodkey	800,000	Nil	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil
Andrew Brodkey	1,000,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil
Frank Garcia	300,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil
Frank Garcia	400,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Dr. David Hackman	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11. EXECUTIVE COMPENSATION - continued

Director Compensation

The following table sets forth for a former director certain information concerning his compensation for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Richman	24,000	Nil	19,754	Nil	Nil	Nil	43,754

Outstanding Equity Awards at Fiscal Year-End for former director

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ronald Richman	750,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Ronald Richman	200,000	Nil	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil
Ronald Richman	300,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of March 31, 2014 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

The following tabulation shows, as of the Record Date, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	22,552,075 (1)	Direct	45.10%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	4,510,400	Direct	9.02%

Series A preferred	Checkmate Mobile, Inc. 125 E. Campbell Ave., Campbell, California 95008	4,895,850	Direct	9.79%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	36,083,350	Direct	72.17%
	- Robert Rositano	18,041,675		36.085%
	- Stacy Rositano	18,041,675		36.085%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	22,552,075 (1)	Direct and	45.10%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	4,510,400	Direct	9.02%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	27,062,475 (1)	Direct and Indirect	54.12%

(1)	Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC.
(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

(a)	Executive Officers

common stock	Frank Garcia Tucson, AZ	1,540,000	Direct (2)	0.2%

(b)	Officers and Directors as a Group for common stock	1,540,000	Direct (2)	0.2%

(1)	Based on 683,591,935 of common stock issued and outstanding as of March 31, 2014.
(2) Includes 700,000 vested stock options.

Changes in Control

On February 3, 2014, the Company completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, the Company incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

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

During the year ended December 31, 2011 the Company advanced $25,000 to a management firm managed by the Company’s former CEO. During the twelve months ended December 31, 2013 the Company advanced $10,000 to this management firm and the management firm provided expense detail which was recorded as general and administrative expense.

During the twelve months ended December 31, 2013 the Company incurred $30,000 in management fees (2012: $30,000) to the management firm managed by the Company’s CEO with such costs being recorded as general and administrative costs.

During the twelve months ended December 31, 2013 the Company incurred $420,965 in management fees to officers and directors of the Company (2012: $366,161) with such costs being recorded as general and administrative costs. As at December 31, 2013, the Company owed $129,193 to officers for unreimbursed expenses and accrued management fees (December 31, 2012: $6,479).

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

There are several related party transactions reported within this annual report. All conflicts of interests between such related parties have been duly approved by the required board and/or shareholder approvals. Please see below for further disclosure:

Dean Rositano and Robert Rositano are both directors and the 19.3% stockholders of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Titan and iHookup.

CMI sold the iHookup mobile app to iHookup Social, Inc. for a purchase price of $293,750. iHookup Social, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

Dean Rositano and Robert Rositano are both directors and stockholders of iHookup. At iHookup, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary. The majority stockholder of iHookup is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife, Stacy Rositano.

Pursuant to the Merger Agreement dated January 31, 2014 by and between iHookup Social, Inc. and Titan, Titan’s Series A Preferred Stock consists of the following: 4,510,400 shares owned by Dean Rositano, 4,510,400 shares owned by Robert Rositano, 36,083,350 shares owned by Copper Creek Holdings, LLC, and 4,895,850 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Titan. Dean Rositano will also serve as President and Chief Technology Officer, while Robert Rositano will serve as Chief Executive Officer and Secretary.

Director Independence

Our common stock is quoted on the OTCQB Bulletin Board operated by the Financial Industry Regulatory Authority and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Under that definition of independent director, we only have one independent director as of December 31, 2013, Ronald Richman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2013	December 31, 2012
Audit Fees (1)	$20,000	$21,550
Audit Related Fees (2)	-	1,950
Tax Fees (3)	-	3,750
All Other Fees (4)	nil	nil
Total	$20,000	$27,250

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Financial Statements of Titan Iron Ore Corp.

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheets as of December 31, 2013 and December 31, 2012
-	Statements of Comprehensive Loss for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Statements of Cash Flows for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Notes to the Financial Statements

(b)

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
(10)	Material Contracts
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

10.28	Payroll Services Agreement with Kriyah Consultants, LLC dated June 30, 2011 (incorporated by reference to the registration statement on Form S1, previously filed with the SEC on February 25, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of Titan Iron Ore Corp. – None.
(23)	Consents of Experts and Counsel
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	2011 Stock Option Plan (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
(101)	XBRL
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN IRON ORE CORP.

By:

 /s/ Robert Rositano

Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)

Date: April 15, 2014

/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2014

/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director

Date: April 15, 2014