Form 10-K/A
period 2013-12-31
iHookup Social, Inc.
filed 2014-04-21
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Preliminary Information Statement, previously filed with the SEC on April 8, 2014, is incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

EXPLANATORY NOTE

 We are filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2013 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 15, 2014, for the purposes of:

(i)	amending the section titled “DOCUMENTS INCORPORATED BY REFERENCE” on the cover page above;

(ii)	furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (a) the Balance Sheets as of December 31, 2013 and December 31, 2012, (b) the Statements of Comprehensive Loss for the year ended December 31, 2013 and 2012 and for the period from June 5, 2007 (Inception) to June 30, 2013, (c) the Statement of Stockholders' Equity (Deficit) for the year ended December 31, 2013 and 2012 and for the period from June 5, 2007 (Inception) to June 30, 2013, (d) the Statements of Cash Flows for the year ended December 31, 2013 and 2012 and for the period from June 5, 2007 (Inception) to June 30, 2013, and (e) the Notes to Financial Statements; and

(iii)	amending and restating the list of exhibits as required by Item 601 of Regulation S-K. No other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect events that have occurred after the April 15, 2014 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendments described above.

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

iHookup's business is development and dissemination of a "proximity based" mobile social media application that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. Going forward, we expect to focus on this aspect of the business, which is described more fully in this report after discussion of our prior mining business.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Financial Statements of Titan Iron Ore Corp.

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheets as of December 31, 2013 and December 31, 2012
-	Statements of Comprehensive Loss for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Statements of Cash Flows for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2013
-	Notes to the Financial Statements

(b)

Exhibit
Number	Description
(2)	Plan of Acquisition, re-organization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 31, 2014, by and among Titan Iron Ore Corp., iHookup Operations Corp and iHookup Social, Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.2	Bylaws (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on October 3, 2007).
3.3	Articles of Merger dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.4	Certificate of Change dated effective June 15, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 17, 2011)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock 2011 (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
3.6	Amended and Restated Articles of Incorporation (Incorporated by reference to the Preliminary Information Statement on Schedule 14C, previously filed with the SEC on March 21, 2014)
3.7	Amended and Restated Bylaws (Incorporated by reference to the Preliminary Information Statement on Schedule 14C, previously filed with the SEC on March 21, 2014)
(10)	Material Contracts
10.1	Mineral Property Option Acquisition Agreement dated June 13, 2011 with J2 Mining Ventures Ltd. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 16, 2011)
10.2	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 24, 2011)
10.3	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 24, 2011)
10.4	Assignment of Mineral Property Option Agreement With J2 Mining and Wyomex LLC dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.5	Employment Agreement with Andrew Brodkey dated June 30 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.6	Consulting Agreement with Kriyah Consultants, LLC dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.7	Consulting Agreement with Sage Associates, Inc. dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.8	Consulting Agreement with J2 Mining dated June 30, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.9	Stock Purchase Agreement dated June 28, 2011 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 8, 2011)
10.10	Option Agreement dated effective July 12, 2011 between Titan Iron Ore Corp. and Globex Mining Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 28, 2011)
10.11	Retainer Agreement dated effective November 1, 2011 between Titan Iron Ore Corp. and Wolfe Axelrod Weinberger Associates LLC. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 7, 2011)
10.12	Form of subscription agreement (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.13	Form of warrant certificate (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on January 12, 2012)
10.14	Asset Purchase Agreement between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.15	Note between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.16	Mortgage between the Company and Wyomex (Incorporated by reference to the Current Report on Form 8-K previously filed with the SEC on April 11, 2012)
10.17	2011 Stock Option Plan (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
10.18	Form of Stock Option Agreement (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on June 22, 2012)
10.19	Consulting and Professional Service Agreement dated effective September 5, 2012 between Titan Iron Ore Corp. and NuWa Group, LLC. (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on September 14, 2012)
10.20	Form of Securities Purchase Agreement (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.21	Form of Registration Rights Agreement (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.22	Form of Securities Purchase Agreement (Debenture) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.23	Form of Debenture (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.24	Form of Warrant (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.25	Form of Piggyback Registration Rights Agreement (Debenture) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on October 19, 2012)
10.26	First Amendment to Securities Purchase Agreement dated January 9, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)
10.27	First Amended and Restated Securities Purchase Agreement dated February 19, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)
10.28	First Amended and Restated Registration Rights Agreement dated February 19, 2013 (Equity Line of Credit) (incorporated by reference to the current report on Form 8-K, previously filed with the SEC on February 21, 2013)
10.30	Payroll Services Agreement with Kriyah Consultants, LLC dated June 30, 2011 (incorporated by reference to the registration statement on Form S1, previously filed with the SEC on February 25, 2013)
10.31	Securities Purchase Agreement dated March 26, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.32	Convertible Promissory Note dated March 26, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.33	Securities Purchase Agreement dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.34	Convertible Bridge Note dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.35	First Amendment to First Amended Securities Purchase Agreement dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.36	Empire Relations Group Consulting Agreement dated May 21, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on May 21, 2013)
10.37	Securities Purchase Agreement dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.38	Convertible Promissory Note dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.39	Promissory Note dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.40	Securities Purchase Agreement dated August 15, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.41	Convertible Promissory Note dated August 15, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.42	Securities Purchase Agreement dated August 23, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.43	Convertible Promissory Note dated August 23, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.44	Convertible Note dated September 18, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 26, 2013)
10.45	Assignment Agreement dated September 18, 2013 with Wyomex, LLC and Magna Group LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 26, 2013)
10.46	Securities Purchase Agreement dated September 18, 2013 with Hanover Holdings I, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)
10.47	Convertible Promissory Note dated September 18, 2013 with Hanover Holdings I, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)
10.48	Letter dated September 30, 2013 with GCA Strategic Investment Fund Ltd. re: Extension of Convertible Bridge Note dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)
10.49	First Amendment dated October 15, 2013 to that certain Letter of Intent dated April 15, 2013 with New Sunrise LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)
10.50	Securities Purchase Agreement dated October 14, 2013 with Asher Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)
10.51	Convertible Promissory Note dated October 14, 2013 with Asher Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)
10.52	Letter dated October 18, 2013 re: Securities Purchase Agreement and Convertible Note with the Marie Baier Foundation dated October 18, 2012 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)
10.53	Securities Purchase Agreement dated October 31, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.54	Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.55	Amended and Restated Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.56	Convertible Redeemable Note dated November 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.57	Secured Promissory Note GEL Back End Security Note 1 of 2 dated November 4, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.58	Secured Promissory Note GEL Back End Security Note 2 of 2 dated November 4, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.59	Amended and Restated Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.60	Debt Purchase Agreement dated November 4, 2013 with LG Capital Funding LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.61	Debt Purchase Agreement dated November 4, 2013 with GEL Properties LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.62	Convertible Redeemable Note dated December 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)
10.63	Amended and Restated Convertible Redeemable Note dated December 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)
10.64	Debt Purchase Agreement dated December 5, 2013 with GEL Properties LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)
10.65	Asset Purchase Agreement dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.66	General Contract for Services dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.67	Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Dean Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.68	Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Robert Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
(21)	Subsidiaries
21.1	IHookup Social, Inc., a Delaware corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
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