Form 10-Q
period 2014-03-31
iHookup Social, Inc.
filed 2014-05-20
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:   000-52917

IHOOKUP SOCIAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 East Campbell Ave, Campbell, CA 95008
(Address of principal executive offices)   (zip code)

(855)473-8473
(Registrant’s telephone number, including area code)

f/k/a Titan Iron Ore Corp.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,872,968 shares of common stock and 2,500,000 shares of preferred stock outstanding as of April 29, 2014.

As used in this report, the term “the Company” means iHookup Social, Inc., formerly known as Titan Iron Ore Corp., and its subsidiary, unless the context clearly indicates otherwise.

Special Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this quarterly report. The Company does not undertake to update these forward-looking statements

In this quarterly report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating the Company and its business before purchasing shares of the Company’s common stock.  The Company’s business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in the Company’s common stock only if you can afford to lose your entire investment.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
FORMERLY TITAN IRON ORE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2014 (unaudited)	December 31, 2013

Current Assets
Cash	$85,979	$-
Prepaid expenses (Note 9)	12,500	-
Total current assets	98,479	-

Debt issue costs (Note 12)	33,478	-
Mineral properties (Note 3)	1,206,011	-

TOTAL ASSETS	$1,337,968	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$327,520	$16,109
Current portion of convertible debentures (Note 12)	168,505	-
Current portion of promissory note (Note 6)	324,416	-
Total Current Liabilities	820,441	16,109
Convertible debentures (Note 12)	26,474	-
Promissory note (Note 6)	942,598	-

Total Liabilities	1,789,513	16,109

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 2,500,000 shares issued and outstanding (Note 4)	250	-
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 34,479,597 (December 31, 2013 – 541,250) shares issued and outstanding (Note 4)	3,447	54
Additional paid-in capital	1,088,795	4,946
Stock subscriptions receivable (Note 9)	(4,500)	(5,000)
Deficit	(1,539,537)	(16,109)
Total Stockholders' Deficit	(451,545)	(16,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,337,968	$-

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three Months Ended March 31, 2014	Period from December 2, 2013 (inception) to March 31, 2014
REVENUES	$27,208	$27,208

OPERATING EXPENSES
Accretion and interest expense	240,718	240,718
Cost of revenue	8,162	8,162
General and administrative (Note 9)	296,758	312,867
Financing costs	6,645	6,645
Product development	63,273	63,273
Sales and marketing	29,074	29,074

TOTAL OPERATING EXPENSES	644,630	660,739

LOSS FROM OPERATIONS	(617,422)	(660,739)

OTHER EXPENSES
Impairment loss (Note 13)	(293,750)	(293,750)

NET LOSS AND COMPREHENSIVE LOSS	(911,172)	(927,281)

BASIC AND DILUTED LOSS PER SHARE	(0.05)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,861,990	18,861,990

The accompanying notes are an integral part of these consolidated financial statements.

  IHOOKUP SOCIAL, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION ON DECEMBER 2 2013 TO MARCH 31, 2014 (UNAUDITED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Receivable	Deficit	Total
Balance, December 2, 2013	-	$-	-	$-	$-	$-	$-	$-

Shares issued for cash	541,250	54	-	-	4,946	(5,000)	-	-

Net loss	-	-	-	-	-	-	(16,109)	(16,109)

Balance, December 31, 2013	541,250	$54	-	$-	$4,946	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 13)	-	-	58,750	1	293,749	-	-	293,750

Conversion of preferred shares (Note 13)	58,750	6	(58,750)	(1)	(5)	-	-	-

Reverse acquisition transaction (Note 14)	11,041,292	1,103	2,500,000	250	478,206	-	(612,256)	(132,697)

Share subscriptions received	-	-	-	-	-	500	-	500

Shares issued for services	250,000	25	-	-	10,975	-	-	11,000

Convertible notes (net) (Note 12)	22,588,305	2,259	-	-	300,924	-	-	303,183

Net loss for period	-	-	-	-	-	-	(911,172)	(911,172)

Balance, March 31, 2014	34,479,597	$3,447	2,500,000	$250	$1,088,795	$(4,500)	$(1,539,537)	$(451,545)

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Three month period ended March 31, 2014		Period from December 2, 2013 (inception) to March 31, 2014
Cash Flows from Operating Activities:		$
Net loss	$(911,172)		(927,281)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	293,750		293,750
Debt issue costs	(20,355)		(20,355)
Accretion expense	233,961		233,961
Shares issued for services	11,000		11,000
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	(12,500)		(12,500)
Increase (decrease) in accounts payable	152,863		168,972
Net Cash Used in Operating Activities	(252,453)		(252,453)

Cash Flows provided by Investing Activities:
Cash acquired in the Merger	966		966
Net Cash Provided by Investing Activities	966		966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	336,966		336,966
Share subscriptions received	500		500
Net Cash Provided by Financing Activities	337,466		337,466

Net Increase (Decrease) in Cash	85,979		85,979

Cash– Beginning	-		-

Cash– Ending	$85,979		85,979

Supplemental Cash Flow Information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$303,183		$303,183

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

1.  NATURE OF BUSINESS AND GOING CONCERN

iHookup Social, Inc. (a development stage company), a Nevada corporation, formerly known as Titan Iron Ore Corp., a Nevada corporation (the “Company”), was incorporated in the State of Nevada on June 5, 2007. The Company’s plan after its incorporation on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools. The Company produced nominal revenues of $4,855.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” The Company then began to pursue business in the area of mining exploration.

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 6, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) on February 3, 2014 with iHookup Operations Corp., a wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”) and iHookup-DE, whereby iHookup-DE was the surviving entity and became the wholly-owned subsidiary of the Company. iHookup-DE’s former stockholders exchanged all of their 600,000 (12,000,000 pre-split) shares of outstanding common stock for 2,500,000 (50,000,000 pre-split) shares of the Company’s designated Series A Preferred Stock.

The transaction was regarded as a reverse merger (the “Merger”) whereby iHookup-DE was considered to be the accounting acquirer as its management retained control of the Company after the Merger. During the period ended March 31, 2014, the Merger was completed (see Note 14) and as a result, iHookup-DE acquired the net liabilities of the Company. The Company has discontinued its prior operations in mineral exploration and subsequent to period-end has conveyed all rights to its mineral properties to settle the outstanding promissory note payable.

As a result of the Merger, the Company ceased its prior operations and its business became the development and dissemination of a “proximity based” mobile-social media application that facilitates connections between people, utilizing the intelligence of global positioning system (“GPS”) and localized recommendations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2014 the Company has a working capital deficiency of $721,962 and has accumulated losses of $1,539,537 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements include the accounts of iHookup Social, Inc. and its wholly owned subsidiary, iHookup-DE (see Note 14).

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

On April 29, 2014, the Company completed a 20 for 1 common stock and preferred stock reverse stock split at a ratio of 20 to 1; the reverse stock split has been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, useful life and recoverability of long-lived assets, valuation of mineral properties, deferred income tax asset valuations, financial instrument valuations, share based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Mineral Property Costs
Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized.  The Company assesses the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the period ended March 31, 2014 the Company did not pursue any mineral property exploration activity.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2014, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property exploration activity.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended March 31, 2014 and December 31, 2013, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 418,350 as of March 31, 2014.

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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Foreign Currency Matters
In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. There has been no significant impact on the Company’s consolidated financial statements as a result of adoption of this new accounting pronouncement.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

3.  MINERAL PROPERTIES

Wyoming Iron Complex Properties
The Company was formerly involved in mineral exploration activities for (i) the property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming (“Leased Real Property”); and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management (“Unpatented Mining Claims,” and together with the Leased Real Property, the “Wyoming Iron Complex”). The Company was assigned the rights to Wyoming Iron Complex in exchange for a promissory note. At the time of the Merger described in Note 14, the Company did not expect to go forward with any mining or mineral exploration activities at these sites. An impairment analysis was conducted at the time of the Merger and no impairment was recorded as the fair value of Wyoming Iron Complex (considered to be the carrying value of the promissory note against which Wyoming Iron Complex was settled against after period-end as per Note 15) exceeded the carrying value at March 31, 2014.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

4.  COMMON STOCK

 Issued during 2014:

During the three month period ended March 31, 2014, the Company issued 22,588,305 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the three month period ended March 31, 2014, the Company issued 250,000 shares of common stock to a consultant in exchange for investor relations services.

On January 18, 2014, the Company designated 4,000,000 shares of its authorized 50,000,000 shares of Preferred Stock as “Series A Preferred Stock”.  Each share of Series A Preferred Stock is convertible into such number of shares of common stock as is determined by dividing the Series A Original Issue Price by $5.00 ($0.25 pre-split). Each holder of Series A Preferred Stock is entitled to cast votes equal to nine times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class.

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2013	-	-
Warrants of the Company outstanding and exercisable as at the Merger	85,850	17.00
Balance, March 31, 2014	85,850	17.00

Details of share purchase warrants outstanding as of March 31, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

52,500	$15.00	June 20, 2014
33,350	$20.00	January 10, 2015
85,850	$17.00

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

6.  PROMISSORY NOTE

As part of the Merger described in Note 14, the Company acquired a Promissory Note due to Wyomex Limited Liability Company (“Wyomex”). As of March 31, 2014, the carrying value of the Promissory Note is $1,191,253.

At March 31, 2014, estimated contractual principal payments due on Promissory Note for the next five years as per the agreement are as follows:

September 30, 2014	257,911
September 30, 2015	133,842
September 30, 2016	137,209
September 30, 2017	140,660
September 30, 2018	144,199
Total	$813,821

During the period ending March 31, 2014, the Company entered into an arrangement to settle the Promissory Note by conveying certain properties described in Note 3 to Wyomex. Subsequent to period-end this transaction was completed. (See Note 15.)

7.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 497,370,common shares of the Company.

The following table summarizes the options outstanding under the 2011 Stock Option Plan as of March 31, 2014:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	$16.80	123,500
December 21, 2014	16.80	25,000
June 21, 2022	4.00	50,000
June 25, 2023	1.34	85,000
	$11.00	332,500

The Board of Directors and the stockholders holding a majority of the voting power approved a 2014 Equity Incentive Plan (the “2014 Plan”) on February 28, 2014, with a to be determined effective date. The purpose of the 2014 Plan is to assist the Company and its affiliates in attracting, retaining and providing incentives to employees, directors, consultants and independent contractors who serve the Company and its affiliates by offering them the opportunity to acquire or increase their proprietary interest in the Company and to promote the identification of their interests with those of the stockholders of the Company. The 2014 Plan will also be used to make grants to further reward and incentivize current employees and others.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION (CONTINUED)

There are 12,067,859 shares of common stock (post-split) reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2014, no options have been awarded under the 2014 Plan.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2013	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-

Stock options of the Company outstanding and exercisable at the Merger	332,500	11.00	7.77
Outstanding, March 31, 2014	332,500	11.00	7.66	-
Exercisable, March 31, 2014	332,500	11.00	7.66	-

8.  COMMITMENTS

The following table summarizes our significant contractual obligations as of March 31, 2014:

	2014	2015
Convertible Notes 1	377,893	382,407
Operating Leases 2	9,969	5,564
Service Contracts 3	26,991	6,497
Employment Agreements 4	225,000	300,000
	639,853	694,467

1 Principal and interest for various convertible notes due at the maturity date.
2 Rents payable for office space.
3 Service contracts for app and website hosting.
4 Employment agreements with related parties.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

 9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2014, the Company incurred $68,159 (2013: $nil) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses. As of March 31, 2014 owed $Nil to officers and directors (December 31, 2013: $nil) for unpaid fees and unreimbursed expenses.

During the three months ended March 31, 2014, the Company incurred $58,897 in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses. As of March 31, 2014 the Company advanced $12,500 (December 31, 2014: $Nil) to this Company for these services.

During the three months ended March 31, 2014, the Company incurred $2,800 in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

As of March 31, 2014, the Company had a stock subscription receivable totalling $4,500 from an officer and director and from a company with an officer and director in common.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

10.  FAIR VALUE MEASUREMENTS

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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENTS (CONTINUED)

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

Assets measured at fair value on a recurring and nonrecurring basis were presented on the Company’s balance sheet as of March 31, 2014, as follows:

	Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$

Assets:
Cash (recurring basis)	85,979	–	–	85,979
Mineral properties (nonrecurring basis) (Note 3)	–	–	1,206,011	1,206,011

As of March 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

 12.  CONVERTIBLE DEBENTURES
		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	17-Oct-13	27,500	7,219	20,281	8%	16-Jul-14
a	)	24-Feb-14	63,000	61,872	1,128	8%	26-Nov-14
b	)	4-Nov-13	15,000	8,753	6,247	6%	4-Nov-15
b	)	9-Dec-13	20,000	12,050	7,950	6%	5-Dec-15
b	)	6-Feb-14	25,000	24,056	944	8%	6-Feb-15
b	)	17-Feb-14	21,000	18,295	2,705	8%	17-Feb-15
c	)	2-Apr-13	235,000	216,750	18,250	0%	2-Jan-13
d	)	2-Oct-13	76,500	20,152	56,348	12%	18-Sep-14
e	)	26-Jun-13	83,333	64,390	18,943	12%	26-Jun-14
e	)	26-Sep-13	27,778	20,052	7,726	12%	26-Sep-14
e	)	9-Dec-13	27,778	20,824	6,954	12%	9-Dec-14
f	)	4-Nov-13	15,000	6,372	8,628	6%	4-Nov-15
f	)	6-Feb-14	25,000	24,056	944	8%	6-Feb-15
f	)	6-Feb-14	7,267	6,799	468	8%	6-Feb-15
f	)	17-Feb-14	21,000	18,295	2,705	8%	17-Feb-15
f	)	17-Feb-14	50,000	43,560	6,440	8%	17-Feb-15
f	)	18-Mar-14	50,000	49,354	646	8%	18-Mar-15
g	)	5-Mar-14	55,000	53,668	1,332	8%	7-Sep-14
g	)	5-Mar-14	90,000	64,305	25,695	8%	7-Sep-14
h	)	18-Mar-14	50,000	49,354	646	8%	18-Mar-15
			985,156	790,176	194,979

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

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 60 days beginning on the issuance date;
·
Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 61 days following the issuance date and ending on the date that is 90 days following the issuance date;

·
Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 120 days following the issuance date;

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 121 days following the issuance date and ending on the date that is 180 days following the issuance date;

·
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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

b)
The Company entered into four convertible promissory notes (“GEL Notes”) with GEL Properties, LLC (“GEL”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the lowest closing bid price during the 5 trading days preceding the conversion. The GEL Notes cannot be converted, to the extent that GEL would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
·
Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 180 days following the issuance date;

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the GEL Notes becomes immediately due and payable.

c)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited (“GCA”). On December 31, 2013 the Company entered in a letter agreement with GCA, in which the original maturity date of September 20, 2013 was extended to January 2, 2014.

The unpaid principal portion and accrued interest on the convertible bridge note is convertible in whole or in part as follows:

·	Conversion price per share equal to the lower of :

(i)	100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion days
(ii)	70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

·	The holders must not convert more than 33 1/3% of the initial principal sum into shares of the Company’s common stock at a price below $0.08 per share during any calendar month.

GCA does not have the right to convert the convertible bridge note, to the extent that GCA and its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

In the event the Company elects to prepay the convertible bridge note in full or in part, the Company is required to pay principal, interest and any other amounts owing multiplied by 130%. The convertible bridge note also contains a mandatory partial prepayment requirement should the Company obtain certain future net financings in excess of $300,000, and under other conditions.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

d)
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

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 180 days beginning on the issuance date;
·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the GEL Notes becomes immediately due and payable.

e)
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

f)
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

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
·
Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 180 days following the issuance date;

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Notes becomes immediately due and payable.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

g)
During the 3-months ended March 31, 2014 the Company entered into 2 convertible debentures agreements with Beaufort Ventures, PLC (“Beaufort”).  Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 58% of the lowest intra-day trading price during the 10 trading days preceding the conversion date.  Interest on any unpaid principal balance of this Note shall be repaid at the rate of 8% per annum.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
·
Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 180 days following the issuance date;

h)
During the 3-months ended March 31, 2014 the Company entered into a convertible debenture agreement with Coventry Enterprises, LLC (“Coventry”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the lowest fifteen closing bid prices preceding the conversion.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid within a period of 181 days beginning on the issuance date;

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

At March 31, 2014, the convertible debentures are unsecured. During the three months ended March 31, 2014, $303,183 of convertible debentures were settled by issuing 22,588,305 shares of common stock of the Company.

During the three months ended March 31, 2014, $190,000 of convertible debentures were settled through payment of cash and issuance of new convertible debentures.

During the three months ended March 31, 2014, the Company incurred $nil in transaction costs in connection with the issuance of the convertible debentures, which has been recorded as a reduction to the carrying values of convertible debentures.

13.  ASSET PURCHASE AGREEMENT

Pursuant to an asset purchase agreement dated January 18, 2014, the Company purchased the iHookup mobile application, its name, intellectual property, user database, certain domain names, and Apple developer from CheckMate Mobile, Inc., a Delaware corporation (“CheckMate”) for a purchase price of $293,750. The Company paid the purchase price by issuing 58,750 (1,175,000 pre-split) shares of its Series A Preferred Stock. Subsequent to the purchase, the assets were considered impaired, resulting in an impairment loss. On February 3, 2014, as part of the Merger described in Note 14, all outstanding Series A Preferred Stock of iHookup-DE held by CheckMate was converted into common stock of iHookup-DE at ratio of 1 to 1.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014
(Expressed in US dollars)

14.  MERGER

As previously reported in the Current Report on Form 8-K filed with the SEC on February 6, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) on February 3, 2014 with iHookup Operations Corp., a wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”) and iHookup-DE, whereby iHookup-DE was the surviving entity and became the wholly-owned subsidiary of the Company. iHookup-DE’s former stockholders exchanged all of their 600,000 (12,000,000 pre-split) shares of outstanding common stock for 2,500,000 (50,000,000 pre-split) shares of the Company’s designated Series A Preferred Stock. Each share of the Company’s common stock entitles its holder to one (1) vote on each matter submitted to its stockholders. The holders of the Series A Preferred Stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former stockholders of iHookup-DE received a controlling interest in the Company.

For accounting purposes, the Merger has been treated as a reverse recapitalization, rather than a business combination. Accordingly, for accounting purposes iHookup-DE is considered the acquirer and surviving entity in the reverse recapitalization. The accompanying historical financial statements prior to the Merger are those of iHookup-DE.

The consolidated financial statements present the previously issued shares of the Company pre-Merger (“Titan”) common stock as having been issued pursuant to the Merger on February 3, 2014, with the consideration for such issuance being the estimated fair value of the Titan shares issued, based on the number of equity interest iHookup-DE would have had to give to Titan to retain the same percentage equity interest in the combined entity that results from the Merger. The excess of the consideration issued over the net assets of Titan is recognized as an adjustment to deficit. As of the date of the Merger, Titan was in a net liability position.

$

Preferred shares issued	68,366
Net liabilities acquired	(543,891)

Adjustment to deficit	475,525

15.  SUBSEQUENT EVENTS

a)
Subsequent to March 31, 2014 the Company obtained proceeds of $195,000 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $195,000, with interest rates between 8% and 12% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. The Company paid $18,750 in legal and other expenses in connection with these debentures.

b)
Subsequent to the March 31, 2014, the Company settled the outstanding promissory note (see Note 6) by transferring the Strong Creek and Iron Mountain Properties (see Note 3) to the promissory note holder.

c)	Subsequent to March 31, 2014 the Company issued 13,585,021 shares in connection with conversion of convertible notes in the amount of $247,645.

d)	Subsequent to March 31, 2014 the Company effected a 20:1 reverse stock split. (See Note 2).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Overview

iHookup Social, Inc., a Nevada corporation, formerly known as Titan Iron Ore Corp., a Nevada corporation (the “Company”), was incorporated in the State of Nevada on June 5, 2007. The Company’s plan after its incorporation on June 5, 2007 was to produce user-friendly software that creates interactive digital yearbook software for schools. The Company produced nominal revenues of $4,855.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.”

Also effective June 15, 2011, the Company effected a 37-to-1 forward stock split of its issued and outstanding common stock.  As a result, the Company’s authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 to 3,700,000,000 shares of common stock with a par value of $0.0001 of which 5,151,000 shares of common stock outstanding increased to 190,587,000 shares of common stock. Subsequently, on June 20, 2011, the Company issued 2,100,000 shares of common stock pursuant to a private placement unit offering, increasing the number of shares of common stock outstanding to 192,687,000.

Pursuant to an asset purchase agreement dated January 18, 2014, iHookup Social, Inc., a Delaware corporation (“iHookup-DE”), purchased the iHookup mobile application, its name, intellectual property, user database, certain domain names, and Apple developer from CheckMate Mobile, Inc., a Delaware corporation (“CheckMate”) for a purchase price of $293,750. iHookup-DE paid the purchase price by issuing 58,750 (1,175,000 pre-split) shares of its Series A Preferred Stock to CheckMate. Subsequent to the purchase, the assets were considered impaired, resulting in an impairment loss. On February 3, 2014, as part of the reverse acquisition transaction described below all outstanding Series A Preferred Stock of iHookup-DE held by CheckMate were converted into common stock of iHookup-DE at a ratio of 1-to-1.

Due to the Company’s inability to raise capital to further develop mining claims and pursue mineral exploration, the Company decided to exit the mining business and look for other opportunities. As previously reported in the Current Report on Form 8-K filed with the SEC on February 6, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) on February 3, 2014 with iHookup Operations Corp., a wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”) and iHookup-DE, whereby iHookup-DE was the surviving entity and became the wholly-owned subsidiary of the Company. iHookup-DE’s former stockholders exchanged all of their 600,000 (12,000,000 pre-split) shares of outstanding common stock for 2,500,000 (50,000,000 pre-split) shares of the Company’s designated Series A Preferred Stock. Each share of the Company’s common stock entitles its holder to one (1) vote on each matter submitted to its stockholders. The holders of the Series A Preferred Stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former stockholders of iHookup-DE received a controlling interest in the Company.

On April 11, 2014, the Company filed an Amended and Restated Articles of Incorporation with the Nevada Secretary of State and changed its name to “iHookup Social, Inc.” On April 29, 2014, FINRA approved the name change and assigned the Company a temporary trading symbol under “TFERD”. On May 26, 2014, the Company will begin trading under the symbol “HKUP”.

On April 29, 2014, FINRA also approved a 20 for 1 reverse stock split whereby 937,459,274 shares of the Company’s common stock then issued and outstanding, were exchanged for 46,872,964 shares of the Company’s common stock.

As used in this report from here on, the terms “we”, “us”, “our”, “our company” and “iHookup” mean iHookup Social, Inc., formerly known as Titan Iron Ore Corp., and its Delaware subsidiary, unless the context clearly indicates otherwise.

Our Current Business: GPS and Location Based Mobile Dating – Social Networking

iHookup’s business is the development and dissemination of a mobile-social application named “iHookup.” The application is designed to facilitate connections between people, recommend local destinations that facilitate “Hookups” and generally promote social interaction and engagement. The application utilizes the intelligence of global positioning system (“GPS”) and localized/proximity based technology to facilitate such interactions. It is a mobile application that intersects dating, social media and location based connections. Going forward, we expect to focus on this aspect of the business.

Making connections through online or mobile devices has become a dominant part of today’s mobile-social lifestyle, across various social circles, age groups, race, gender and demographics.  In the near future, we may integrate locally relevant content and special offers/discounts from brand advertisers and merchants to drive those seeking a “real life” connection or a “Hookup” to a physical location, event or venue (e.g. to plan a networking event, Hookup for a date, or Hookup for lunch, coffee or drinks, etc.).

Products/Services: iHookup Mobile Application

The iHookup application is a proximity-based or location-based social platform and discovery application that facilitates communication between two or more users (“iHookup application” or “application”). It utilizes the intelligence of GPS and localized recommendations for dating, friends, groups and organizations to expand existing social circles. It is available on the iOS platform and in iTunes stores world-wide. We offer a free version, a paid version and a subscription version. The free version allows users to browse through the application’s features and user profiles. The paid version which costs $0.99 to download, provides a trial of all subscription based services for a specified period of time, as determined by our marketing strategy. The subscription version allow users to send messages to each other and take advantage of any localized recommendations or offers with certain brands and merchants. The application also offers a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various service-based options (see subscription offers and pricing below – prices are subject to change and often do during this user acquisition phase our company is currently in):

Recurring Subscriptions	$8.99
1-Month	$14.99
3-Month	$24.99
6-Month	$44.99
Annual	$69.99
Coin Pack1	$4.99
Coin Pack2	$7.99
Coin Pack 3	$19.99

We are pursuing our growth in our current "dating vertical" market, as well as expanding our reach into the general audience category of "social networking."

In the near future, we may provide our users with "local" options of many kinds, enabling “social commerce” (i.e. using social media to promote the buying and selling of products and services) with mobile distribution of locally relevant content and special offers. We hope to bring together a dynamic opportunity for brands, advertisers and merchants to interact in new and innovative ways with the iHookup Social Network, while building customer loyalty, engagement and revenues.

We intend to build population density in our user base by engaging users with new features that are locally relevant and retain our user base through other enhanced engagement features. Through the potential introduction of “social commerce” revenue opportunities, we may add another layer of monetization to our revenue model (as discussed below in Revenues).

Marketing

We market our application utilizing a variety of online and offline marketing activities. Our offline marketing activities generally consist of traditional marketing and event-based branding in various local markets. Our marketing plan also includes leveraging several key domain names registered by our company to bring local and event style marketing to college campuses and other areas. For example, our domain names include but are not limited to: www.hookupUCLA.com, www.hookupHARVARD.com, www.hookupASU.com and www.hookupHOLLYWOOD.com.

Our online marketing activities generally consist of the purchase of mobile-banners and other display advertising and search engine marketing. We run various mobile ad campaigns targeting male, female and Apple / iOS users on Facebook and other regional, US and international sites. In addition, our company produces video ads that may be run on mobile “video” ad networks or be placed based on a variety of alliances with third parties who advertise and promote our services, from time to time. Such video advertising may be expanded and utilized in commercials, on Facebook, YouTube, and various other editorial and public relations efforts.

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

Revenue

Our revenue is derived primarily from download and subscription fees for our paid and subscription versions, as well as from users purchasing virtual “coins” to activate short term features, or deliver virtual gifts or “Ice Breakers” to a specified recipient. Additional revenue opportunities include the potential introduction of “social commerce” to our application, in which special discounts and incentives by merchants, brands and advertisers may be integrated into our location based technology (of which we would be paid upon the action or redemption of each offer).

The following table summarizes our revenue and related statistics for the quarter ended March 31, 2014

	January	February	March	Total Q1
	$	$	$	$
REVENUE	8,694	7,605	10,909	27,208
APPLE COST	2,608	2,282	3,272	8,162
NET REVENUE	6,086	5,323	7,637	19,046

STATISTICS
Downloads (Free and Paid)	7,406	6,547	16,599
Registered Users	120,148	124,588	137,743
# of In App Purchases	590	560	955

Registered Users consist of users (includes free, paid and subscribed) who have filled out a profile and created a username and password for our application. In-App Purchases consist of any purchases from within our application, which includes any virtual “coins” or subscriptions.

Competition

The Mobile Dating – Social Networking business is highly competitive and barriers to entry are minimal. We compete primarily with other e-dating websites and mobile applications (e.g. Tinder, Match.com, Zoosk, Ok Cupid, etc.), dating and matchmaking services, other social media platforms and applications, and other conventional media companies that provide personal services and traditional venues where people meet for dating or social gatherings (both online and offline). We hope to use the dating category as an entry point to a much broader “Social Networking” marketplace, where competitors will include websites and applications offering coupons by merchants and brands (e.g. Living Social, and Groupon).

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our application and the attractiveness of our features, services and offerings generally to consumers relative to those of our competitors;

•
how quickly we can enhance our existing technology (e.g. develop an Android version) and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:

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

Key consultants include (i) Integrity Media, Inc., a Nevada corporation, who provides us with certain investor-relation services, and (ii) Courtland Brooks, a consultant on the business of internet dating.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

While there can be no assurance that registered patents, trademarks and copyrights will protect our proprietary information, we intend to file for protection and assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is an important part of our operating strategy.

Market Opportunity

As a whole, mobile applications create a socially connected experience while allowing users to push forward with personal goals to achieve, stay active or on the move and ultimately accessible at all times. Mobile dating is one of the fastest growing market segments in mobile communications, continuing to attract new users. A common problem faced across all age and demographic profiles, is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

Results of Operations

For the three months ended March 31, 2014

Our net loss and comprehensive loss for our interim period ended March 31, 2014 are summarized as follows:

Three Months ended
Ended March 31, 2014

Revenue	$27,208
Total Operating Expenses	644,630
Loss From Operations	(617,422)
Other Income (Expenses)	(293,750)
Net Loss	(911,172)

Total revenue for the three months ended March 31, 2014 consisted of revenues from the downloading and follow-up subscriptions of the application.

Total operating expenses of $644,630 for the three months ended March 31, 2014 consisted primarily of general and administrative expenses of $296,758, accretion and interest on promissory notes of $240,718, product development of $63,273, and sales and marketing of $29,074.

Other income and expenses of $293,750 for the three months ended March 31, 2014 consisted of an impairment charge against an intangible asset acquired in connection with the application.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working Capital
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Current Assets	$98,479	$--
Current Liabilities	820,441	16,109
Working Capital(Deficiency)	$(721,962)	$(16,109)

As of March 31, 2014, we had $85,979 in cash and $12,500 in prepaid expenses, as compared to $Nil as of December 31, 2013.

As of March 31, 2014, we had accounts payable of $327,520, as compared to $16,109 as of December 31, 2013. Our accounts payable increased due to the Merger with iHookup-DE.

As of March 31, 2014, we had current portion of convertible debentures of $168,505, as compared to $Nil as of December 31, 2013. Our convertible debentures increased due to the Merger with iHookup-DE.

As of March 31, 2014, we had current portion of promissory note of $324,416, as compared to $Nil as of December 31, 2013. Our current portion of promissory note increased due to the Merger with iHookup-DE.

Cash Flows

Three months
Ended
March 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(252,453)
Net Cash Provided by (Used in) Investing Activities	966
Net Cash Provided by (Used in) Financing Activities	337,466
Net Increase (Decrease) in Cash	$85,979

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $252,453 for the three month period ended March 31, 2014 consisted primarily of a net loss of $911,172 offset by non-cash adjustments for impairment of $293,750 and accretion expense of $233,961.

Net Cash Provided by Investing Activities

Our cash provided by investing activities for the three month period ended March 31, 2014 was $966.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $337,966 for the three month period ended March 31, 2014 consisted primarily of net proceeds from convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements and Convertible Notes with Asher Enterprises, Inc.

As of February 24, 2014, our company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which our company sold to Asher a $63,000 face value 8% Convertible Note (the “Asher Note”) with a term to November 26, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (February 24, 2014) (the “Issue date”), at the holder’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur our company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $3,000 for its legal fees and expenses.

Securities Purchase Agreements and Convertible Redeemable Promissory Notes with LG Capital Funding LLC

On February 10, 2014, our company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which our company will sell a one-year, 8% Convertible Redeemable Note to LG ( the “LG Note”). LG has funded $25,000 at closing on February 10, 2014. The term of the LG Note is one year (the “LG Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,500 for its legal fees and expenses, and paid a 3rd party broker a $2,500 commission.

In connection with the LG transaction, on February 10, 2014, 2014, our company issued an 8% Convertible Redeemable Promissory Note (the “LG Replacement Note”) to LG,  in the face amount of $13,483, with a term to February 6, 215 (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The LG Replacement Note was issued in exchange for the surrender by LG to our company of $12,500 of the face value of a 10% Convertible Promissory Note dated April 24, 2013, granted by our company in favor of the Morley Company Family Investment, LLLP  (the “Morley Note”). By virtue of a Debt Purchase Agreement dated February 10, 2014, LG purchased $13,483 of the Morley Note, and the parties agreed to exchange this amount of the Morley Note for the LG Replacement Note. Provided certain conditions are met, the LG Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the LG Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

On February 17, 2014, The Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which our company will sell a one-year, 8% Convertible Redeemable Note to LG ( the “LG Note”) with an effective date of February 17, 2014. LG has funded $21,000 at closing on February 20, 2014. The parties have agreed in writing to change the effective date of the LG SPA and LG Note to February 20, 2014. The term of the LG Note is one year (the “LG Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,000 for its legal fees and expenses, and paid a 3rd party broker a $2,000 commission.

In connection with the LG transaction, on February 20, 2014, 2014, our company issued an 8% Convertible Redeemable Promissory Note dated February 17, 2014 (the “LG Replacement Note”) to LG,  in the face amount of $50,000, with a term of one year (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The LG Replacement Note was issued in exchange for the surrender by LG to our company of $50,000 of the face value of a Convertible Promissory Note dated April 2, 2013, granted by our company in favor of the GCA Strategic Investment Fund, Limited  (the “GCA Note”). By virtue of a Debt Purchase Agreement dated February 17, 2014, LG purchased $50,000 of the GCA Note on February 20, 2014, and the parties agreed to exchange this amount of the GCA Note for the LG Replacement Note. Provided certain conditions are met, the LG Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the LG Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

As of March 18, 2014 (“Issue Date”), and with a closing date of March 21, 2014, our company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding, LLC (“LG”), pursuant to which our company sold to LG a $50,000 face value 8% Convertible Note (the “LG Note”) with a term of twelve months (the “LG Maturity Date”). Interest accrues daily on the outstanding principal amount of the LG Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the LG Note is payable on the LG Maturity Date. The LG Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 15 trading day period prior to conversion. In the event our company prepays the LG Note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. The Company may not prepay the LG Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Note becomes immediately due and payable. The Company paid LG $2,500 for its legal fees and expenses and paid a third party a $5,000 placement fee.

Securities Purchase Agreements and Convertible Redeemable Promissory Notes with GEL Properties LLC

On February 10, 2014, our company entered into a securities purchase agreement (the “GEL SPA”) with GEL Properties LLC (“GEL”), pursuant to which our company will sell a one-year, 8% Convertible Redeemable Note to GEL ( the “GEL Note”). GEL has funded $25,000 at closing on February 10, 2014. The term of the GEL Note is one year (the “GEL Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the GEL Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid GEL $1,500 for its legal fees and expenses, and paid a 3rd party broker a $2,500 commission.

In connection with the GEL transaction, on February 10, 2014, 2014, our company issued an 8% Convertible Redeemable Promissory Note (the “GEL Replacement Note”) to GEL,  in the face amount of $13,483, with a term to February 6, 2015 (the “GEL Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The GEL Replacement Note was issued in exchange for the surrender by GEL to our company of $12,500 of the face value of a 10% Convertible Promissory Note dated April 24, 2013, granted by our company in favor of the Morley Company Family Investment, LLLP  (the “Morley Note”). By virtue of a Debt Purchase Agreement dated February 10, 2014, GEL purchased $13,483 of the Morley Note, and the parties agreed to exchange this amount of the Morley Note for the GEL Replacement Note. Provided certain conditions are met, the GEL Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the GEL Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable

 On February 17, 2014, The Company entered into a securities purchase agreement (the “GEL SPA”) with GEL Properties LLC (“GEL”), pursuant to which our company will sell a one-year, 8% Convertible Redeemable Note to GEL ( the “GEL Note”) with an effective date of February 17, 2014. GEL has funded $21,000 at closing on February 20, 2014. The parties have agreed in writing to change the effective date of the LG SPA and LG Note to February 20, 2014.  The term of the GEL Note is one year (the “GEL Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the GEL Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid GEL $1,000 for its legal fees and expenses, and paid a 3rd party broker a $2,000 commission.

In connection with the GEL transaction, on February 20, 2014, 2014, our company issued an 8% Convertible Redeemable Promissory Note dated February 17, 2014 (the “GEL Replacement Note”) to GEL,  in the face amount of $50,000, with a term of one year (the “GEL Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The GEL Replacement Note was issued in exchange for the surrender by GEL to our company of $50,000 of the face value of a Convertible Promissory Note dated April 2, 2013, granted by our company in favor of the GCA Strategic Investment Fund, Limited (the “GCA Note”). By virtue of a Debt Purchase Agreement dated February 17, 2014, GEL purchased $50,000 of the GCA Note on February 20, 2014, and the parties agreed to exchange this amount of the GCA Note for the GEL Replacement Note. Provided certain conditions are met, the GEL Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the GEL Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable

Securities Purchase Agreement and Convertible Redeemable Promissory Note with Coventry Enterprises LLC

As of March 18, 2014 (“Issue Date”), and with a  closing date of March 20, 2014, our company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises LLC.,  (“Coventry”), pursuant to which our company sold to Coventry a $50,000 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”). Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 15 trading day period prior to conversion. In the event our company prepays the Coventry Note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. The Company may not prepay the Coventry Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. The Company paid Coventry $2,500 for its legal fees and expenses.

Securities Purchase Agreement and Convertible Redeemable Promissory Notes with Beaufort Ventures PLC

On March 7, 2014 and with a closing date of March 11, 2014, The Company entered into a securities purchase agreement (the “Beaufort SPA”) with Beaufort Ventures PLC (“Beaufort”), pursuant to which our company will sell a six month, 8% Convertible Redeemable Note to Beaufort ( the “Beaufort Note”). On March 11, 2014, Beaufort funded $55,000 at closing.  The maturity date of the Beaufort Note is September 7, 2014 (the “Beaufort Maturity Date”), upon which the outstanding principal amount for the Beaufort Note is payable. Amounts funded plus interest under the Beaufort Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 58% of the lowest closing price in the ten (10) trading days previous to the conversion. However, if our company’s share price loses the bid at any time before September 7, 2014 (ex: .0001 on the ask with zero market makers on the bid on level 2), loses DTC eligibility, or gets “chilled for deposit”, then the fixed conversion price resets to $.00001. In the event our company prepays the note in full, our company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable.

In connection with the Beaufort transaction, on March 7, 2014, 2014, our company entered into a debt purchase agreement (the “Beaufort Debt Purchase Agreement”) with Beaufort and GCA Strategic Investment Fund, Limited (“GCA”), whereby Beaufort agreed to assume $90,000 of the face value of a Convertible Promissory Note dated April 24, 2013, granted by our company in favor of GCA (the “GCA Note”) on terms modified to be consistent with the Beaufort Note.

Subsequent to March 31, 2014 our company obtained proceeds of $195,000 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $195,000, with interest rates between 8% and 12% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of our company at various conversion rates as outlined in each agreement. The Company paid $18,750 in legal fees and other expenses in connection with the Debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At March 31, 2014, we had an accumulated deficit of $1,539,537 and incurred a net loss of $911,172, for the period ended March 31, 2014.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. We are considered an early stage company and has only focused on our current business in the iHookup application since December 3, 2013. Since we are an early stage company, there is no assurance that we will generate sufficient revenue to sustain our operations.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no significant legal proceedings as of the date of this report.

ITEM 1A.  RISK FACTORS.

RISK FACTORS

The risks and uncertainties below may not be the only ones our company faces. If any of these risks actually occur, or others not specified below, the business, financial condition, operating results and prospects of our company could be materially and adversely affected. In that case, the trading price of our common stock could decline.

General Risks

We may fail to raise sufficient capital.

To the extent that we fail to obtain sufficient operating capital, we may be unable to deal with presently unforeseen contingencies in the future or be able to fund our operations. In addition, much of the available capital is invested in the form of convertible notes which are subject to large discounts upon conversion into our common stock. These discounts may have a negative impact on our stock price. In the future, we may have more difficulty or find it impossible, to raise third party financing from investors or financial institutions.

Our reserves may be insufficient.

We intend to establish a reserve fund, as determined in the Board’s discretion, for normal working capital contingencies.  There is no guarantee that our reserves will be adequate.  If the reserves are not available to our company, it may be necessary to attempt to raise additional capital or financing.  In the event that such capital or financing is not available on favorable terms, we may be forced to raise additional capital on unfavorable terms.

Risks Related to Our Business and Industry

Our success depends upon the continued growth and acceptance of mobile advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of mobile devices.

Many advertisers still have limited experience with mobile advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the mobile advertising market. We believe that the continued growth and continued acceptance of mobile advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for mobile advertising, particularly for paid listings, or any decrease in the effectiveness and value of mobile advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

We depend, in part, upon arrangements with third parties to drive traffic to our application and distribute our products and services.

We engage in a variety of activities designed to attract traffic to our application and convert visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our application, as well as the continued introduction of new and enhanced products and services that resonate with users and customers generally.

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

Even if we succeed in driving traffic to our application, we may not be able to convert this traffic or otherwise retain users unless we continue to provide quality products and services. We may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues, which would adversely affect our business, financial condition and results of operations.

As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our application may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for mobile, online and offline advertising and marketing. We plan to make significant expenditures for online display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

In addition, search engines have increasingly expanded their offerings into other, non-search related categories, and have in certain instances displayed their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search engine results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our application, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.

Lastly, as discussed above, we also have and will enter into various arrangements with third parties in an effort to increase traffic to our application, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.

Any failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations. We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies.  Some of these laws, such as wide ranging privacy laws, income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged.  Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies.  Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain.

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

Our success depends on our ability to provide users with valuable content, which in turn depends on the profile descriptions and use of the applicationby others. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on iHookup, and that access to unique or real-time content is one of the main reasons users visit us. We seek to foster a broad and engaged user community, and we encourage celebrities, athletes, and others to use our products and services to meet people and form relationships. If users do not continue to contribute profiles and we are unable to provide users with valuable and timely content or other people to engage with, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on the platform, the size of the user base and user engagement may decline.

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

Currently, our application is available only on Apple’s iOS. We are dependent on the interoperability of our products and services with Apple devices, and mobile operating systems that we do not control. Any changes in such systems or devices that degrade the functionality of our products and services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work with a range of operating systems and devices that we do not control. In addition, because our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems and devices. In the event that it is difficult for our users to access and use our products and services on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

We have a limited operating history in a new and unproven market for our platform, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have developed a mobile application for public self-expression and meeting people in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. People who are not our users may not understand the value of our products and services and new users may initially find our products confusing.  Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business.

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

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of February 5, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•	Messrs. Dean and Robert Rositano each own 225,520 (4,510,400 pre-split) shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 1,804,168 (36,083,350 pre-split) shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 244,792 (4,895,850 pre-split) shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup-DE stockholders received a controlling interest in our company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to our company, which could adversely affect the market price of our securities.

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

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of February 5, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•	Messrs. Dean and Robert Rositano each own 225,520 (4,510,400 pre-split) shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 1,804,168 (36,083,350) pre-split shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 244,792 (4,895,850 pre-split) shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup-DE stockholders received a controlling interest in our company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to our company, which could adversely affect the market price of our securities.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

As of April 29, 2014, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

ITEM 5.  OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

As previously reported in the definitive Information Statement on Schedule 14C, incorporated herein by reference, filed with the SEC on April 29, 2014 and mailed to our stockholders of record as of March 27, 2014, the following corporate actions were approved by our Board of Directors and the stockholders holding a majority of the voting power of our company on February 28, 2014:

(1)	an amendment of the Company’s Articles of Incorporation to increase the authorized shares of common stock from 3,700,000,000 to 10,000,000,000;

(2)	to change the name of the Company from “Titan Iron Ore Corp.” to “iHookup Social, Inc.” and to change the OTC stock symbol from “TFER” to “HKUP”;

(3)	to amend and restate the Company Bylaws;

(4)	an amendment of the Company’s Articles of Incorporation providing for the indemnification of the Company’s officers and directors as permitted under Nevada corporate law; and

(5)	re-appoint Manning Elliott LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

As previously reported in the definitive Information Statement on Schedule 14C, incorporated herein by reference, filed with the SEC on April 30, 2014 and mailed to our stockholders of record as of March 27, 2014, the following corporate actions were approved by our Board of Directors and the stockholders holding a majority of the voting power of our company on March 26, 2014:

(1)
an amendment of the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s common stock and preferred stock at a ratio of 20 to 1 and grant to the Company’s Board of Directors the authority abandon such proposed amendment notwithstanding authorization of the proposed amendment by the stockholders and not effect the reverse stock split, in its sole discretion; and

(2)            to approve the Company’s 2014 Equity Incentive Plan.

ITEM 6.  EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*    Filed herewith.
** IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHOOKUP SOCIAL, INC.

Date: May 20, 2014	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)