Form 10-K/A
period 2013-12-31
iHookup Social, Inc.
filed 2014-05-22
CIK 1414043

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

Compliance with Environmental Laws

Our business plan called for exploration activities and future mining operations. These activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and

ITEM 1. BUSINESS - continued

protection of endangered and protected species. We expected to make in the future, significant    expenditures to comply withsuch laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have had an adverse impact on our financial    condition or results of operations. In the event that we made a mineral discovery and decided to proceed to production, the costs and delays associated with compliance with these laws and regulations could have stopped us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

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

ITEM 2. PROPERTIES - continued

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

ITEM 2. PROPERTIES - continued

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

ITEM 2. PROPERTIES - continued

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of December 31, 2013, we had a current portion of promissory note of $257,911, as compared to $127,353 as of December 31, 2012. Our current portion of promissory note increased due to payments due under the Wyomex property acquisition

As of December 31, 2013, we had accrued expenses to related parties of $129,193, as compared to $6,479 as of December 31, 2012. Our accrued expenses to related parties increased due to amounts due to officers.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 15, 2014

TITAN IRON ORE CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(Expressed in US dollars)

ASSETS	December 31, 2013	December 31, 2012

Current Assets
Cash	$18,006	$120,433
Prepaid expenses (Note 9)	—	25,000
Total current assets	18,006	145,433

Deferred financing costs (Note 13)	—	366,684
Debt issue costs (Note 12)	13,123	32,998
Mineral properties (Note 3)	1,206,011	1,206,011

TOTAL ASSETS	$1,237,140	$1,751,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$296,539	$60,862
Accrued expenses - related party (Note 9)	129,193	6,479
Convertible debentures (Note 12)	397,288	1,831
Current portion of promissory note (Note 6)	257,911	127,353
Total Current Liabilities	1,080,931	196,525

Promissory note (Note 6)	971,818	982,159

Total Liabilities	2,052,749	1,178,684

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 3,700,000,000 shares authorized at par value of $0.0001, 213,423,577 (December 31, 2012 – 52,501,110) shares issued and outstanding (Note 4)	21,342	5,250
Additional paid-in capital	6,470,624	4,833,170
Common stock issuable	—	171,975
Deficit accumulated during the exploration stage	(7,307,575)	(4,437,953)
Total Stockholders' Equity (Deficit)	(815,609)	572,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,237,140	$1,751,126

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

TITAN IRON ORE CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 5, 2007 (Inception) to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(2,869,622)	$(3,407,757)	$(7,307,575)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	—	—	5,833
Stock-based compensation	352,338	2,133,251	2,593,361
Loss on disposal of assets	—	—	1,167
Impairment of mineral property	25,000	—	75,124
Financing costs	432,748	8,391	441,139
Accretion expense	888,512	113,394	1,001,906
Shares issued for services	17,766	126,500	161,766
Gain (loss) on debt extinguishment	168,000	—	150,369
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses	25,000		—
Increase (decrease) in accounts payable	230,595	36,655	259,037
Increase (decrease) in accrued expenses – related party	122,714	5,832	138,407
Net Cash Provided by (Used in) Operating Activities	(606,949)	(983,734)	(2,479,466)

Cash Flows used in Investing Activities:
Acquisition of property and equipment	—	—	(7,000)
Payment on mineral property options	(25,000)	(85,000)	(220,124)
Net Cash Used in Investing Activities	(25,000)	(85,000)	(227,124)

Cash Flows from Financing Activities:
Common stock issued for cash (net of issuance costs)	—	993,538	2,086,386
Proceeds from convertible debentures (net)	652,500	168,875	852,500
Repayment of promissory note	—	(63,562)	(63,562)
Repayment of convertible debt	(122,978)	—	(122,978)
Deferred financing costs	—	(27,750)	(27,750)
Net Cash Provided by Financing Activities	529,522	1,071,101	2,724,596

Net Increase (Decrease) in Cash	(102,427)	2,367	18,006

Cash– Beginning	120,433	118,066	—

Cash– Ending	$18,006	$120,433	$18,006

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash Investing and Financing Items:
Shares issued for services	$17,766	$126,500	$161,766
Promissory note issued for mineral property	—	1,061,011	1,061,011

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

12.  CONVERTIBLE DEBENTURES (continued)

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

12.  CONVERTIBLE DEBENTURES (continued)

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 11. EXECUTIVE COMPENSATION - continued

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

ITEM 11. EXECUTIVE COMPENSATION - continued

The following table sets forth for each named executive officer and former officer and certain information concerning the outstanding equity awards as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrew Brodkey	1,000,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Andrew Brodkey	800,000	Nil	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil
Andrew Brodkey	1,000,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil
Frank Garcia	300,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil
Frank Garcia	400,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Dr. David Hackman	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11. EXECUTIVE COMPENSATION - continued

Director Compensation

The following table sets forth for a former director certain information concerning his compensation for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NonqualifiedDeferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Richman	24,000	Nil	19,754	Nil	Nil	Nil	43,754

Outstanding Equity Awards at Fiscal Year-End for former director

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ronald Richman	750,000	Nil	Nil	$0.84	12/21/2021	Nil	Nil	Nil	Nil
Ronald Richman	200,000	Nil	Nil	$0.20	06/22/2022	Nil	Nil	Nil	Nil
Ronald Richman	300,000	Nil	Nil	$0.067	06/25/2023	Nil	Nil	Nil	Nil

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