Form 10-Q
period 2014-06-30
iHookup Social, Inc.
filed 2014-08-19
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,730,806 shares of common stock and 2,323,479 shares of preferred stock outstanding as of August 11, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

FORMERLY TITAN IRON ORE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	4

Consolidated Statement of Comprehensive Loss for the three and six month periods ended June 30, 2014 and for the period from December 2, 2013 (inception) to June 30, 2014	5

Consolidated Statements of Stockholders’ Deficit for the six month period ended June 30, 2014, and for the period from December 2, 2013 (inception) to December 31, 2013	6

Consolidated Statement of Cash Flows for the six month period ended June 30, 2014 and for the period from December 2, 2013 (inception) to June 30, 2014	7

Notes to the Consolidated Financial Statements	8 - 23

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

ASSETS	June 30, 2014 (unaudited)	December 31, 2013

Current assets
Cash	$80,550	$—
Accounts receivable	34,759
Advances to related parties (Note 9)	8,764
Prepaid expenses	282,077	—
Total current assets	406,150	—

Debt issue costs (Note 12)	64,767	—
Mineral properties (Note 3)	—	—

TOTAL ASSETS	$470,917	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$482,982	$16,109
Current portion of convertible debentures (Note 12)	114,294	—
Total current liabilities	597,276	16,109

Promissory note (Note 6)	—	—

Total liabilities	597,276	16,109

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 2,500,000 shares issued and outstanding (Note 4)	250	—
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 60,845,960 (December 31, 2013 – 541,250) shares issued and 57,845,960 (December 31, 2013 – 541,250) outstanding (Note 4)	5,784	54
Additional paid-in capital	2,289,434	4,946
Stock subscriptions receivable (Note 9)	(4,500)	(5,000)
Deficit	(2,417,327)	(16,109)
Total Stockholders' Deficit	(126,359)	(16,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$470,917	$—

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in US dollars)

	Three months Ended June 30, 2014	Six months Ended June 30, 2014	Period from December 2, 2013 (inception) to June 30, 2014

REVENUES	$66,009	$93,217	$93,217

OPERATING EXPENSES
Accretion and interest expense	233,417	474,135	474,135
Cost of revenue	19,803	27,965	27,965
General and administrative (Note 9)	401,039	697,797	713,906
Financing costs	25,999	32,644	32,644
Product development	110,936	174,209	174,209
Sales and marketing	228,965	258,039	258,039

TOTAL OPERATING EXPENSES	1,020,159	1,664,789	1,680,898

LOSS FROM OPERATIONS	(954,150)	(1,571,572)	(1,587,681)

OTHER EXPENSES
Impairment loss (Note 13)	—	(293,750)	(293,750)
Gain on extinguishment of debt (Note 3)	76,359	76,359	76,359

NET LOSS AND COMPREHENSIVE LOSS	(877,791)	(1,788,963)	(1,805,072)

BASIC AND DILUTED LOSS PER SHARE	(0.02)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,889,482	35,919,273

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON DECEMBER 2, 2013 TO JUNE 30, 2014 (UNAUDITED)

(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Receivable	Deficit	Total
Balance, December 2, 2013	—	$—	—	$—	$—	$—	$—	$—

Shares issued for cash	541,250	54	—	—	4,946	(5,000)	—	—

Net loss	—	—	—	—	—	—	(16,109)	(16,109)

Balance, December 31, 2013	541,250	$54	—	$—	$4,946	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 13)	—	—	58,750	1	293,749	—	—	293,750

Conversion of preferred shares (Note 13)	58,750	6	(58,750)	(1)	(5)	—	—	—

Reverse acquisition transaction (Note 14)	11,041,292	1,103	2,500,000	250	478,206	—	(612,255)	(132,696)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	6,696,429	670	—	—	420,438	—	—	421,108

Convertible notes (net) (Note 12)	39,508,239	3,951	—	—	1,092,100	—	—	1,096,051

Net loss for period	—	—	—	—	—	—	(1,788,963)	(1,788,963)

Balance, June 30, 2014	57,845,960	$5,784	2,500,000	$250	$2,289,434	$(4,500)	$(2,417,327)	$(126,359)

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Six month period ended June 30, 2014	Period from December 2, 2013 (inception) to June 30, 2014
Cash Flows from Operating Activities:
Net loss	$(1,788,963)	$(1,805,072)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	293,750	293,750
Debt issue costs	(2,644)	(2,644)
Accretion expense	475,503	475,503
Gain on extinguishment of debt	(76,359)	(76,359)
Shares issued for services	121,680	121,680
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	(34,759)	(34,759)
Decrease (increase) in advances to related parties	(8,764)	(8,764)
Decrease (increase) in prepaid expenses	17,351	17,351
Increase (decrease) in accounts payable	308,323	324,432
Net Cash Used in Operating Activities	(694,882)	(694,882)

Cash Flows provided by Investing Activities:
Cash acquired in the Merger	966	966
Net Cash Provided by Investing Activities	966	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	773,966	773,966
Share subscriptions received	500	500
Net Cash Provided by Financing Activities	774,466	774,466

Net Increase (Decrease) in Cash	80,550	80,550

Cash– Beginning	—	—

Cash– Ending	$80,550	80,550

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$648,078	$648,078

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

1.  NATURE OF BUSINESS AND GOING CONCERN

iHookup Social, Inc. (a development stage company), a Nevada corporation (the “Company”), was incorporated in the State of Nevada with a plan to produce user-friendly software that creates interactive digital yearbook software for schools, resulting in nominal revenue of $4,855.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2014 the Company has a working capital deficiency of $191,126 and has accumulated deficit of $2,417,327 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized.  The Company assesses the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the period ended June 30, 2014 the Company did not pursue any mineral property exploration activity.

Asset Retirement Obligations

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2014, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property exploration activity.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended June 30, 2014 and December 31, 2013, the Company had no items that represent other comprehensive income.

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

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.  MINERAL PROPERTIES

Wyoming Iron Complex Properties

The Company was formerly involved in mineral exploration activities for (i) the property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming (“Leased Real Property”); and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management (“Unpatented Mining Claims,” and together with the Leased Real Property, the “Wyoming Iron Complex”). The Company was assigned the rights to Wyoming Iron Complex in exchange for a promissory note. At the time of the Merger described in Note 14, the Company did not expect to go forward with any mining or mineral exploration activities at these sites. An impairment analysis was conducted at the time of the Merger and no impairment was recorded as the fair value of Wyoming Iron Complex (considered to be the carrying value of the promissory note) exceeded the carrying value. During the period ending June 30, 2014, the mineral property was surrendered to settle the outstanding promissory note as per Note 6, resulting in a gain of $76,359 on the extinguishment of debt.

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

4.  COMMON AND PREFERRED STOCK

Issued during 2014:

During the six month period ended June 30, 2014, the Company issued 39,508,239 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the six month period ended June 30, 2014, the Company issued 6,696,429 shares of common stock to various consultants in exchange for investor relations and advertising services.

During the six month period ended June 30, 2014, the Company issued 3,000,000 shares of common stock to be held by an escrow agent pursuant an investment agreement and an escrow agreement and are returnable to the Company upon the SEC declaring an S-1 registration effective, or will be issued to an investor if the S-1 registration is rejected or withdrawn.

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

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number	Exercise
	of	Price
	Warrants	$
Warrants of the Company outstanding and exercisable as at the Merger	85,850	17.00
Warrants expired during the period	(52,500)	15.00
Balance, June 30, 2014	33,350	20.00

Details of share purchase warrants outstanding as of June 30, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

33,350	$20.00	January 10, 2015
33,350	$20.00

6.  PROMISSORY NOTE

As part of the Merger described in Note 14, the Company acquired a Promissory Note due to Wyomex Limited Liability Company (“Wyomex”). On May 7, 2014, the carrying value of the Promissory Note was $1,282,370. On May 7, 2014, the Company entered into an arrangement to settle the Promissory Note by conveying the Strong Creek and Iron Mountain Properties described in Note 3 to Wyomex. The carrying value of the mineral properties on that date was $1,206,011 and the Company recorded a gain of $76,359.

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 497,370 common shares of the Company.

The following table summarizes the options outstanding under the 2011 Stock Option Plan as of June 30, 2014:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	$16.80	123,500
December 21, 2014	16.80	25,000
June 21, 2022	4.00	50,000
June 25, 2023	1.34	85,000
	$9.90	283,500

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

There are 12,067,859 shares of common stock (post-split) reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2014, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2013	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-
Stock options of the Company outstanding and exercisable at the Merger	283,500	9.90	7.41
Outstanding, June 30, 2014	283,500	9.90	7.41	-
Exercisable, June 30, 2014	283,500	9.90	7.41	-

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

8.  COMMITMENTS

The following table summarizes our significant contractual obligations as of June 30, 2014:

	2014	2015
Convertible Notes 1	206,997	709,301
Operating Leases 2	6,676	5,564
Service Contracts 3	41,494	16,997
Employment Agreements 4	150,000	300,000
	405,167	1,031,862

1 Principal and interest for various convertible notes due at the maturity date.

2 Rents payable for office space.

3 Service contracts for app and website hosting and investor relations services.

4 Employment agreements with related parties.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2014, the Company incurred $224,546 (2013: $nil) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2014, the Company incurred $117,784 in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses. As of June 30, 2014 the Company advanced $5,000 (December 31, 2013: $Nil) to this Company for these services.

During the six months ended June 30, 2014, the Company incurred $2,800 in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2014, the Company paid $3,500 to the spouse of an officer and director with such costs being recorded as sales and marketing expenses.

As of June 30, 2014, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common.

As of June 30, 2014, the Company has prepaid $8,764 for salaries to officers and directors of the Company.

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

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

10.  FAIR VALUE MEASUREMENTS (CONTINUED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2014, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	June 30, 2014
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Assets:
Cash (recurring basis)	80,550	—	—	80,550

As of June 30, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	24-Feb-14	57,600	52,148	5,452	8%	26-Nov-14
b	)	9-Dec-13	20,000	10,888	9,112	6%	5-Dec-15
b	)	6-Feb-14	25,000	22,614	2,386	8%	6-Feb-15
b	)	17-Feb-14	21,000	16,230	4,770	8%	17-Feb-15
b	)	29-May-14	22,500	15,147	7,353	8%	4-Nov-15
c	)	2-Apr-13	18,250	-	18,250	0%	2-Jan-13
d	)	9-Dec-13	13,198	7,662	5,536	12%	9-Dec-14
d	)	16-Apr-14	44,444	43,324	1,120	12%	16-Apr-15
e	)	6-Feb-14	25,000	22,614	2,386	8%	6-Feb-15
e	)	6-Feb-14	7,267	6,247	1,020	8%	6-Feb-15
e	)	17-Feb-14	21,000	16,230	4,770	8%	17-Feb-15
e	)	17-Feb-14	25,000	19,307	5,693	8%	17-Feb-15
e	)	18-Mar-14	50,000	48,039	1,961	8%	18-Mar-15
e	)	21-May-14	75,000	74,711	989	8%	18-Mar-15
f	)	5-Mar-14	55,000	45,260	9,740	8%	7-Sep-14
g	)	18-Mar-14	50,000	48,039	1,961	8%	18-Mar-15
h	)	4-Apr-14	53,000	50,891	2,109	8%	8-Jan-15
h	)	11-Apr-14	37,500	35,774	1,726	8%	16-Jan-15
h	)	22-May-14	53,000	33,572	19,428	8%	27-Feb-15
h	)	16-Jun-14	63,000	57,439	5,561	8%	18-Mar-15
i	)	9-May-14	35,000	34,127	873	8%	9-Feb-15
j	)	16-Jun-14	55,000	53,820	1,180	12%	11-Dec-14
k	)	9-May-14	29,500	28,582	918	8%	14-May-15

			856,259	741,965	114,294

a)	The Company entered into several convertible promissory notes (“Asher Notes”) with Asher Enterprises Inc. (“Asher”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 60% of the average price of the lowest 5 day trading days during the 10 trading days preceding the conversion. The Asher Notes cannot be converted, to the extent that Asher Enterprises Inc. and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 60 days beginning on the issuance date;
·	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 61 days following the issuance date and ending on the date that is 90 days following the issuance date;

·	Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 120 days following the issuance date;
·	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 121 days following the issuance date and ending on the date that is 180 days following the issuance date;

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

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

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

d)	During the period ended December 31, 2013 the Company entered into a one year promissory note with JMJ Financial. The total amount that may be borrowed is $275,000, which includes an upfront fee of 10%. No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% upfront fee.

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

After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

e)	The Company entered into a convertible promissory note (“LG Note”) with LG Properties, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the average of the two lowest closing bid prices during the 5 trading days preceding the conversion. The LG Note cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
·	Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 180 days following the issuance date;

·	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.
·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Notes becomes immediately due and payable.

f)	During the 6 months ended June 30, 2014 the Company entered into 2 convertible debentures agreements with Beaufort Ventures, PLC (“Beaufort”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 58% of the lowest intra-day trading price during the 10 trading days preceding the conversion date. Interest on any unpaid principal balance of this Note shall be repaid at the rate of 8% per annum.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the issuance date;
·	Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 180 days following the issuance date;

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

g)	During the 6 months ended June 30, 2014 the Company entered into a convertible debenture agreement with Coventry Enterprises, LLC (“Coventry”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the lowest fifteen closing bid prices preceding the conversion.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid within a period of 181 days beginning on the issuance date;

h)	The Company entered into several convertible promissory notes (“KBM Notes”) with KBM Worldwide Inc. (“KBM”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 65% of the average price of the lowest 3 day trading days during the 10 trading days preceding the conversion. The KBM Notes cannot be converted, to the extent that KBM Worldwide Inc. and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 110% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the issuance date;
·	Outstanding principal multiplied by 115% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 31 days following the issuance date and ending on the date that is 60 days following the issuance date;

·	Outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 61 days following the issuance date and ending on the date that is 90 days following the issuance date;
·	Outstanding principal multiplied by 125% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 91 days following the issuance date and ending on the date that is 120 days following the issuance date;

·	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 121 days following the issuance date and ending on the date that is 180 days following the issuance date. The Company may not prepay the KBM Note after the 180th day following the issue date.
·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Notes becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest.

i)	The Company entered into a securities purchase agreement (the “Auctus SPA”) with Auctus Private Equity Fund, LLC (“Auctus”), pursuant to which the Company sold to Auctus a $35,000 face value 8% Convertible Note (the “Auctus Note”) with a term of nine months (the “Auctus Maturity Date”). Interest accrues daily on the outstanding principal amount of the AUCTUS Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the note and interest is payable on the Auctus Maturity Date. The note is convertible into common stock beginning six months after the issue date (the “Issue date”), at the holder’s option, at a 45% discount to the average of the two lowest closing bid prices of the common stock during the 25 trading day period prior to conversion. In the event the Company

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 130% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 140% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, (v) 145% if prepaid 121 days following the Issue Date through 150 days following the Issue Date, and (vi) 150% if prepaid 151 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Auctus does not have the right to convert the Note, to the extent that Auctus and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock.

j)	The Company entered into a Convertible Note Purchase Agreement with JSJ Investments Inc. (“JSJ”), pursuant to which the Company sold to JSJ a $55,000 face value 12% Convertible Note (the “JSJ Note”) with a term of six months (the “JSJ Maturity Date”). Interest accrues daily on the outstanding principal amount of the JSJ Note at a rate per annual equal to 12% on the basis of a 365-day year. The principal amount of the JSJ Note and interest is payable on the JSJ Maturity Date. The JSJ Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at JSJ’s option, at a 50% discount to the average of the three lowest trades on the previous 20 days before the date of the conversion notice or to the average of the three lowest trades on the previous 20 days before the date of execution of the JSJ Note. If the shares are not delivered to JSJ within three business days of the Company’s receipt of the conversion notice, a penalty of an additional 25% in the number of shares to be converted will incur on the fourth business day, and each day thereafter until the shares are delivered. . Upon the Maturity Date and JSJ’s consent to exercise such provision, there is a 150% cash redemption premium on the principal amount only. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 12% per annum and the JSJ Note becomes immediately due and payable.

k)	The Company issued a one-year, 8% Convertible Redeemable Note (the “Union Note”) to Union Capital LLC (“Union”) pursuant to which Union funded $29,500 at closing on May 15, 2014. The Company also issued a separate 8% Convertible Redeemable Notes dated May 14,2014, in the amount of $29,500 to Union (the “Union Back-End Note”), in exchange for which Union issued to the Company an 8% secured promissory note in the amount of $29,500 (the “Union Payment Note”), to secure funding under the Union Back End Note. Payment to the Company under the Union Payment Note will be no later than January 14, 2015. The term of the Union Note and the Union Back End Note is one year, upon which the outstanding principal amount is payable. The amount funded plus accrued interest under the Union Note and Union Back End Note is convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 55% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. There shall be no redemption after the 180th day the Note has been issued. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the

IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (continued)

characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2014 the conversion features would not meet derivative classification.

At June 30, 2014, the convertible debentures are unsecured. During the six months ended June 30, 2014, $684,078 of convertible debentures were settled by issuing 39,508,239 shares of common stock of the Company.

During the six months ended June 30, 2014, $190,000 of convertible debentures were settled through payment of cash and issuance of new convertible debentures.

During the six months ended June 30, 2014, the Company incurred $49,000 in transaction costs in connection with the issuance of the convertible debentures.

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

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

14.  MERGER (continued)

$

Preferred shares issued	68,366
Net liabilities acquired	(543,891)

Adjustment to deficit	475,525

15.  SUBSEQUENT EVENTS

a)	Subsequent to June 30, 2014 the Company obtained proceeds of $80,000 for a convertible debenture agreement (“Debenture”) entered into with face value totaling $80,000, with an interest rate of 12% per annum and maturing one year from the date of issuance. The principal and interest of the Debenture are convertible into common shares of the Company as outlined in the agreement. The Company paid $12,500 in legal and other expenses in connection with this debenture.
b)

Subsequent to June 30, 2014 the Company entered into an Investment Agreement (the “Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which the Company may issue and sell to Beaufort $2,500,000 of the Company’s fully registered, freely tradable common stock (the “Shares”). The parties also entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws (the “Registration Agreement”, and together with the Investment Agreement, the “Agreements”). Pursuant to the Agreements, the Company shall register the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company within 21 days of the execution of the Agreements) (the “Registration Statement”).

Subsequently, the Company entered into an Amended and Restated Investment Agreement (the “Amended and Restated Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), whereby we amended and restated the Investment Agreement (the “Original Investment Agreement”). The Amended and Restated Investment Agreement increased the maximum aggregate dollar amount of Common Stock that the Company may sell and issue to Beaufort to $5,000,000.

c)	Subsequent to June 30, 2014 the Company issued 5,327,148 shares in connection with conversion of convertible notes in the amount of $76,736.

d)	Subsequent to June 30, 2014 the Company entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which Beaufort agrees to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. During the term, the Loan may be made in monthly installments of $100,000 each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”). Each Note shall be secured by a pledge of 8,000,000 shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”). Notwithstanding the foregoing, upon the occurrence of an Event of Default (defined below), Beaufort may terminate its obligations under the Letter Agreement without notice.

Pursuant to the Letter Agreement, Company delivered a written request for the first installment of $100,000 and executed the Note and Beaufort funded $100,000 to the Company. The Note bears 1% interest per month, compounded monthly, and matures in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within

 IHOOKUP SOCIAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2014

(Expressed in US dollars)

15.  SUBSEQUENT EVENTS (continued)

d)	five (5) days of the Maturity Date. An “Event of Default” is defined as (i) the failure of the Company to make the payments owed under the Note in a timely manner, or (i) the initiation of bankruptcy proceedings by the Company. Upon an Event of Default, the unpaid principal balance of the Note shall be due and payable immediately, at Beaufort’s option. Additionally, if there is an Event of Default after the Maturity Date, interest shall accrue on the outstanding principal balance of the Note at 10% per annum on the basis of a 360-day year (“Default Interest”), or if such Default Interest is not permitted by law, then the maximum rate of interest as permitted by applicable law.

Pursuant to the Letter Agreement, Company, Beaufort and Copper Creek executed the Pledge, whereby Copper Creek pledged 8,000,000 of its shares of common stock of the Company (“Pledged Shares”) as collateral for the Note. In the event, through no fault of Beaufort, the closing price of the Company’s common stock reported on the Company’s principal trading exchange decreases by fifty percent (50%) or more during the term, the Pledged Shares shall be increased as follows: (i) a 50% to 60% decrease in closing price shall increase the Pledged Shares by 10%; (ii) a 60% to 70% decrease in closing price shall increase the Pledged Shares by 20%; (iii) a 70% to 80% decrease in closing price shall increase the Pledged Shares by 30%; or (iv) a 80% to 90% decrease in closing price shall increase the Pledged Shares by 40%; or (v) a 90% to 100% decrease in closing price shall increase the Pledged Shares by 50%. Beaufort agrees that unless an Event of Default (as defined in the Note) shall have occurred and be continuing, Copper Creek shall retain all of its rights as a holder of the Pledged Shares, including its right to vote, give consents, ratify, waivers, except to the extent that, in Beaufort's reasonably judgment, any such vote, consent ratification or waiver would detract from the Pledged Share's value as collateral, or which would be inconsistent with or result in any violation of the Note or Pledge. Upon the repayment of the Note, Beaufort will, at the request of Copper Creek, duly assign, transfer and deliver to Copper Creek such of the collateral as may then remain in Beaufort's possession, together with any monies at the time held by Beaufort hereunder, and execute and deliver to Copper creek a proper instrument(s) acknowledging the satisfaction and termination of the Pledge.

In order to induce Copper Creek to execute and deliver the Pledge, the Company executed an Indemnification Agreement in Copper Creek's favor, the ("Indemnification Agreement"). The Indemnification Agreement provides that the Company shall reimburse the Pledged Shares, in identical quantity and class of stock, to Copper Creek, in the event that Copper Creek is required to assign its Pledged Shares to Beaufort upon an Event of Default of the Note, and any expenses incurred by Copper Creek relating to such assignment. The Company also agrees to indemnify Copper Creek (including its affiliates, and each of their respective directors, officers, employees, agents, representatives, attorneys, stockholders and controlling persons) from and against any and all losses, claims, damages and liabilities, that it may become subject to in connection with or arising out of or relating to the Pledged Shares, the Note, the Pledge or the Letter Agreement. The Indemnification Agreement shall terminate when the Note is paid back in full to Beaufort and Copper Creek is released from the Pledge.

e)	Subsequent to June 30, 2014 the Company issued 40,933,620 shares of common stock in connection with conversion of preferred shares.

f)	Subsequent to June 30, 2014 the Company issued 329,960 shares of common stock for services in connection with a financial services agreement.

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

Corporate Overview

On June 5, 2007, iHookup Social, Inc., a Nevada corporation (the "Company"), was incorporated in the State of Nevada with a plan to produce user-friendly software that creates interactive digital yearbook software for schools. The Company produced nominal revenues of $4,855 under this business.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” Subsequently, the Company changed its business to become a mineral exploration company.

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

Pursuant to an asset purchase agreement dated January 18, 2014, iHookup Social, Inc., a Delaware corporation (“iHookup-DE”), purchased the iHookup mobile application, its name, intellectual property, user database, certain domain names, and Apple developer account (iTunes) from CheckMate Mobile, Inc., a Delaware corporation (“CheckMate”) for a purchase price of $293,750. iHookup-DE paid the purchase price by issuing 58,750 (1,175,000 pre-split) shares of its Series A Preferred Stock to CheckMate. Subsequent to the purchase, the assets were considered impaired, resulting in an impairment loss. On February 3, 2014, as part of the reverse acquisition transaction described below all outstanding Series A Preferred Stock of iHookup-DE held by CheckMate were converted into common stock of iHookup-DE at a ratio of 1-to-1.

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

Products/Services: iHookup Mobile Application

The iHookup application is a proximity-based or location-based social platform and discovery application that facilitates communication between two or more users (“iHookup application” or “application”). It utilizes the intelligence of GPS and localized recommendations for dating, friends, groups and organizations to expand existing social circles. It is available on the iOS platform and in iTunes / App Stores worldwide. We offer a free version, a paid version and a subscription version. The free version allows users to browse through the application’s features and user profiles. The paid version, which is currently priced at $0.99 to download, provides a trial of all subscription-based services for a specified period of time, as determined by our marketing strategy. The subscription version allow users to send messages to each other and take advantage of any localized recommendations or offers with certain brands and merchants. The application also offers a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various service-based options (see subscription offers and pricing below – prices are subject to change and often do during this user acquisition phase our company is currently in):

Recurring Monthly Subscription	$8.99
1-Month	$14.99
3-Month	$24.99
6-Month	$44.99
Annual	$69.99
Coin Pack1	$4.99
Coin Pack2	$7.99
Coin Pack 3	$19.99

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

Marketing

We market our application utilizing a variety of online and offline marketing activities. Our offline marketing activities generally consist of traditional marketing and event-based branding in various local markets. Our marketing plan also includes leveraging several key domain names registered by our company, utilizing these domains for search engine optimization designations and linking strategies that drive ranking and visibility on search engines like google, as well as efforts that may eventually bring local and event style marketing to college campuses and other areas. For example, our domain names include but are not limited to: www.hookupUCLA.com, www.hookupHARVARD.com, www.hookupASU.com and www.hookupHOLLYWOOD.com.

Our online marketing activities generally consist of the purchase of mobile-banners; video and other display advertising and search engine marketing. We run various mobile ad campaigns targeting male, female and Apple / iOS users on Facebook and other regional, US and international sites. In addition, our company produces video ads that may be run on mobile “video” ad networks or be placed based on a variety of alliances with third parties who advertise and promote our services, from time to time. Such video advertising may be expanded and utilized in commercials, on Facebook, YouTube, and various other editorial and public relations efforts.

iHookup is available in iTunes / the Apple App Store, where our visibility in ranking on the free, paid and social networking categories also drives traffic to both versions of the application.  The highest ranking achieved by our application in March 2014 on the Apple App Store is as follows:

•	Top Grossing Social Networking FREE iPhone / iPod App USA: #30
•	Top Grossing Social Networking PAID iPhone / iPod App USA: #64

•	Top Grossing Social Networking FREE iPad App USA: #44
•	Top Rank in Social Networking FREE App USA: #49

•	Top Rank Social Networking Paid: #11
•	Top Rank Social Networking Paid Canada: #10

Revenue

Our revenue is derived primarily from download and subscription fees for our paid and subscription versions, as well as from users purchasing virtual “coins” to activate short term features, or deliver virtual gifts or “Ice Breakers” to a specified recipient. Additional revenue opportunities include the potential of “Localized Offers or Recommendations” that provide Brands, Advertisers and Merchants to promote their venue to the local base of iHookup Social users through the mobile application, in which special discounts and incentives by merchants, brands and advertisers may be integrated into our location based technology (of which the company anticipates being paid upon the action or redemption of each offer).

The following table summarizes our revenue and related statistics for the quarter ended June 30, 2014

	Jan	Feb	Mar	Apr	May	Jun	Total Q1	Total Q2	Total YTD
	$	$	$	$	$	$	$	$	$
REVENUE	8,694	7,605	10,909	16,353	26,457	23,199	27,208	66,009	93,217
APPLE COST	2,608	2,282	3,272	4,906	7,937	6,960	8,162	19,803	27,965
NET REVENUE	6,086	5,323	7,637	11,447	18,520	16,239	19,046	46,206	65,252

STATISTICS
Downloads (Free and Paid)	7,406	6,547	16,599	42,242	64,934	74,957
Registered Users	120,148	124,588	137,743	164,632	212,528	257,316
# of In App Purchases	590	560	955	965	2,120	1,866

Revenue in the second quarter increased by $38,801, or 143%

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

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, diversity and activity (engagement) level of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our application and the attractiveness of our features, services and offerings generally to consumers relative to those of our competitors;

•	how quickly we can enhance our existing technology (e.g. develop an Android version) and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:

• new, emerging and rapidly changing technologies;

• the introduction of product and service offerings by our competitors;

• changes in consumer requirements and trends in the single community relative to our competitors; and

•	our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

Employees and Key Consultants

Our company has five full time employees and one part time employee.

Key consultants include (i) Integrity Media, Inc., a Nevada corporation, who provides us with certain investor-relation services, (ii) Mega Cast Networks, who provides us with additional investor outreach and assistance with the iHookup website, and (iii) GummiCube, who provides us with App Store Optimization and certain search engine optimization efforts related to search.

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

Market Opportunity

As a whole, mobile applications create a socially connected experience for a wide range of users, across various demographics worldwide. Allowing users a localized way to search for and seek those nearby and explore interests. Mobile dating and social networking are two of the fastest growing market segments in mobile communications, continuing to attract new users. A common problem faced across all age and demographic profiles, is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS - continued

Results of Operations

For the six months ended June 30, 2014

Our net loss and comprehensive loss for our interim period ended June 30, 2014 are summarized as follows:

Six months ended
Ended June 30, 2014

Revenue	$93,217
Total Operating Expenses	1,664,789
Loss From Operations	(1,571,572)
Other Income (Expenses)	(217,391)
Net Loss	(1,788,963)

Total revenue for the six months ended June 30, 2014 consisted of revenues from the downloading and follow-up subscriptions of the application.

Total operating expenses of $1,664,789 for the six months ended June 30, 2014 consisted primarily of general and administrative expenses of $697,797, accretion and interest on promissory notes of $474,135, product development of $174,209, and sales and marketing $258,039.

Other income and expenses of $217,391 for the six months ended June 30, 2014 consisted of an impairment charge of $293,750 against an intangible asset acquired in connection with the application, offset by a gain on extinguishment of debt of $76,359.

Liquidity and Capital Resources

Working Capital

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Current Assets	$406,150	$—
Current Liabilities	597,276	16,109
Working Capital(Deficiency)	$(191,126)	$(16,109)

As of June 30, 2014, we had $80,550 in cash, advances of $8,764, accounts receivable of $34,759, and $282,077 in prepaid expenses, as compared to $Nil as of December 31, 2013.

As of June 30, 2014, we had accounts payable of $482,982, as compared to $16,109 as of December 31, 2013. Our accounts payable increased due to the Merger with iHookup-DE.

As of June 30, 2014, we had current portion of convertible debentures of $114,294, as compared to $Nil as of December 31, 2013. Our convertible debentures increased due to the Merger with iHookup-DE.

Cash Flows

Six months
Ended
June 30, 2014
Net Cash Provided by (Used in) Operating Activities	$(694,882)
Net Cash Provided by (Used in) Investing Activities	966
Net Cash Provided by (Used in) Financing Activities	774,466
Net Increase (Decrease) in Cash	$80,550

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $694,882 for the six month period ended June 30, 2014 consisted primarily of a net loss of $1,788,963 offset by non-cash adjustments for shares issued for services of $121,680, impairment of $293,750 and accretion expense of $475,503.

Net Cash Provided by Investing Activities

Our cash provided by investing activities for the six month period ended June 30, 2014 was $966 and resulted from cash acquired in the merger.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $774,466 for the six month period ended June 30, 2014 consisted primarily of net proceeds from convertible notes.

Convertible Redeemable Promissory Note with GEL Properties LLC

On May 29, 2014, the Company issued an 8% Convertible Redeemable Promissory Note to GEL Properties LLC, in the amount of $22,500, with a term to November 4, 2015.The debenture holders have the right to convert any unpaid principal portion, at a conversion price per share equal to 60% of the lowest closing bid price for the 5 trading days preceding the conversion date any time after six months from the date the note was originally issued (Originally issued November 4, 2014, therefore convertible from April 4, 2014 – Proceeds not received until May 29, 2014).

Promissory note with JMJ Financial

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

On April 16, 2014, the Company received a third tranche of $44,444 and recorded a $4,444 original issue discount on this debenture

Securities Purchase Agreements and Convertible Notes with KBM Worldwide, Inc.

On April 4, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $53,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

On April 11, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $37,500 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii) 120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $2,500 for its legal fees and expenses.

On May 22, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $53,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii) 120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On June 16, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $63,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii) 120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

Securities Purchase Agreements and Convertible Notes with Auctus Private Equity Fund, LLC

On May 9, 2014 the Company entered into a securities purchase agreement (the “Auctus SPA”) with Auctus Private Equity Fund, LLC (“Auctus”), pursuant to which the Company sold to Auctus a $35,000 face value 8% Convertible Note (the “Auctus Note”) with a term of nine months (the “Auctus Maturity Date”). Interest accrues daily on the outstanding principal amount of the AUCTUS Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the note and interest is payable on the Auctus Maturity Date. The note is convertible into common stock beginning six months after the issue date (the “Issue date”), at the holder’s option, at a 45% discount to the average of the two lowest closing bid prices of the common stock during the 25 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 130% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 140% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, (v) 145% if prepaid 121 days following the Issue Date through 150 days following the Issue Date, and (vi) 150% if prepaid 151 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Auctus does not have the right to convert the Note, to the extent that Auctus and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. The Company paid Auctus $2,750 for its legal fees and expenses and paid Auctus Private Equity Management, Inc. (“Auctus Management”) $2,500 for services rendered in connection with the Auctus Note. The Company also paid $3,500 in fees to a third party broker.

Securities Purchase Agreements and Convertible Notes with Union Capital, LLC

As of May14, 2014 and with a closing date of May 15, 2014, iHookup Social, Inc. (the “Company”) entered into a securities purchase agreement (the “Union SPA”) with Union Capital, LLC (“Union”), pursuant to which the Company will sell two 8% convertible notes of the Company in the aggregate principal amount of $59,000.00 (with the first note being in the amount of $29,500 and the second note being in the amount of $29,500 convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by the Buyer as set forth herein. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $29,500.00 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In connection with the Union SPA, on May 14, 2014 and with a closing date of May 15, 2014, the Company issued a one-year, 8% Convertible Redeemable Note (the “Union Note”) to Union Capital LLC (“Union”) pursuant to which Union funded $29,500 at closing on May 15, 2014. The Company also issued a separate 8% Convertible Redeemable Notes dated May 14,2014, in the amount of $29,500 to Union (the “Union Back-End Note”), in exchange for which Union issued to the Company an 8% secured promissory note in the amount of $29,500 (the “Union Payment Note”), to secure funding under the Union Back End Note. Payment to the Company under the Union Payment Note will be no later than January 14, 2015. The term of the Union Note and the Union Back End Note is one year, upon which the outstanding principal amount is payable. The amount funded plus accrued interest under the Union Note and Union Back End Note is convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 55% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. There shall be no redemption after the 180th day the Note has been issued. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. In connection with the Union Note, the Company paid $2,000 in legal fees and expenses, and paid a 3rd party broker a $2,500 commission.

Securities Purchase Agreement and Convertible Notes with LG Capital Funding, LLC

On May 21, 2014 the Company entered into a Securities Purchase Agreement (the “LG SPA”) with LG Capital Funding, LLC (“LG”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $75,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “LG Note”) was paid by the Buyer on May 22, 2014. The second Convertible Note (the “LG Back-End Note”) shall initially be paid for by an offsetting $75,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the LG Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than January 21, 2015. The Buyer Note will be initially secured by the pledge of the LG Back-End Note.

The term of the LG Note and the LG Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the LG Note and LG Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the LG Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the LG Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The LG Back-End Note may not be prepaid, except that if the LG Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and LG under the LG Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the LG Note, the Company paid $3,750 in legal fees and expenses, and $7,500 in commission to a third party broker. Upon the cash payment of the Buyer Note, the Company will pay an additional $3,750 in legal fees and expenses and $7,500 in commission to a third party broker for the LG Back-End Note Securities Purchase Agreements.

Securities Purchase Agreements and Convertible Notes with JSJ Investments, Inc.

On June 11, 2014, the Company entered into a Convertible Note Purchase Agreement with JSJ Investments Inc. (“JSJ”), pursuant to which the Company sold to JSJ a $55,000 face value 12% Convertible Note (the “JSJ Note”) with a term of six months (the “JSJ Maturity Date”). Interest accrues daily on the outstanding principal amount of the JSJ Note at a rate per annual equal to 12% on the basis of a 365-day year. The principal amount of the JSJ Note and interest is payable on the JSJ Maturity Date. The JSJ Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at JSJ’s option, at a 50% discount to the average of the three lowest trades on the previous 20 days before the date of the conversion notice or to the average of the three lowest trades on the previous 20 days before the date of execution of the JSJ Note. If the shares are not delivered to JSJ within three business days of the Company’s receipt of the conversion notice, a penalty of an additional 25% in the number of shares to be converted will incur on the fourth business day, and each day thereafter until the shares are delivered. . Upon the Maturity Date and JSJ’s consent to exercise such provision, there is a 150% cash redemption premium on the principal amount only. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 12% per annum and the JSJ Note becomes immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Convertible Note Purchase Agreement and Convertible Note with Eastmore Capital LLC

Subsequent to June 30, 2014, the Company entered into a Convertible Note Purchase Agreement with Eastmore Capital LLC (“Eastmore”), pursuant to which the Company sold to Eastmore an $80,000 face value 12% Convertible Note (the “Eastmore Note”) with a maturity date of July 10, 2015 (the “Eastmore Maturity Date”). Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The principal amount of the Eastmore Note and interest is payable on the Eastmore Maturity Date. The Eastmore Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date. If the shares are not delivered to Eastmore within three business days of the Company’s receipt of the conversion notice, the Company will pay Eastmore a penalty of $1,000 per day for each day that the the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to Eastmore. Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to Eastmore, to prepay the outstanding balance on this note for $120,000 plus any and all accrued and unpaid interest on the unpaid principal amount. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Eastmore Note becomes immediately due and payable. In connection with the Eastmore Note, the Company paid Eastmore $2,500 for its legal fees and expenses and paid third party brokers a $10,000 fee.

Investment Agreement and Amended and Restated Investment Agreement with Beaufort Capital Partners LLC

Subsequent to June 30, 2014 the Company entered into an Investment Agreement (the “Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which the Company may issue and sell to Beaufort $2,500,000 of the Company’s fully registered, freely tradable common stock (the “Shares”). The parties also entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws (the “Registration Agreement”, and together with the Investment Agreement, the “Agreements”). Pursuant to the Agreements, the Company shall register the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company within 21 days of the execution of the Agreements) (the “Registration Statement”).

Subsequently, the Company entered into an Amended and Restated Investment Agreement (the “Amended and Restated Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), whereby we amended and restated the Investment Agreement (the “Original Investment Agreement”). The Amended and Restated Investment Agreement increased the maximum aggregate dollar amount of Common Stock that the Company may sell and issue to Beaufort to $5,000,000.

Letter Agreement, Promissory Note, Pledge Agreement, and Indemnification Agreement with Beaufort Capital Partners LLC

Subsequent to June 30, 2014 the Company entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which Beaufort agrees to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. During the term, the Loan may be made in monthly installments of $100,000 each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”). Each Note shall be secured by a pledge of 8,000,000 shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”). Notwithstanding the foregoing, upon the occurrence of an Event of Default (defined below), Beaufort may terminate its obligations under the Letter Agreement without notice.

Pursuant to the Letter Agreement, Company delivered a written request for the first installment of $100,000 and executed the Note and Beaufort funded $100,000 to the Company. The Note bears 1% interest per month, compounded monthly, and matures in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. An “Event of Default” is defined as (i) the failure of the Company to make the payments owed under the Note in a timely manner, or (i) the initiation of bankruptcy proceedings by the Company. Upon an Event of Default, the unpaid principal balance of the Note shall be due and payable immediately, at Beaufort’s option. Additionally, if there is an Event of Default after the Maturity Date, interest shall accrue on the outstanding principal balance of the Note at 10% per annum on the basis of a 360-day year (“Default Interest”), or if such Default Interest is not permitted by law, then the maximum rate of interest as permitted by applicable law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pursuant to the Letter Agreement, Company, Beaufort and Copper Creek executed the Pledge, whereby Copper Creek pledged 8,000,000 of its shares of common stock of the Company (“Pledged Shares”) as collateral for the Note. In the event, through no fault of Beaufort, the closing price of the Company’s common stock reported on the Company’s principal trading exchange decreases by fifty percent (50%) or more during the term, the Pledged Shares shall be increased as follows: (i) a 50% to 60% decrease in closing price shall increase the Pledged Shares by 10%; (ii) a 60% to 70% decrease in closing price shall increase the Pledged Shares by 20%; (iii) a 70% to 80% decrease in closing price shall increase the Pledged Shares by 30%; or (iv) a 80% to 90% decrease in closing price shall increase the Pledged Shares by 40%; or (v) a 90% to 100% decrease in closing price shall increase the Pledged Shares by 50%. Beaufort agrees that unless an Event of Default (as defined in the Note) shall have occurred and be continuing, Copper Creek shall retain all of its rights as a holder of the Pledged Shares, including its right to vote, give consents, ratify, waivers, except to the extent that, in Beaufort’s reasonably judgment, any such vote, consent ratification or waiver would detract from the Pledged Share’s value as collateral, or which would be inconsistent with or result in any violation of the Note or Pledge. Upon the repayment of the Note, Beaufort will, at the request of Copper Creek, duly assign, transfer and deliver to Copper Creek such of the collateral as may then remain in Beaufort’s possession, together with any monies at the time held by Beaufort hereunder, and execute and deliver to Copper creek a proper instrument(s) acknowledging the satisfaction and termination of the Pledge.

In order to induce Copper Creek to execute and deliver the Pledge, the Company executed an Indemnification Agreement in Copper Creek’s favor, the (“Indemnification Agreement”). The Indemnification Agreement provides that the Company shall reimburse the Pledged Shares, in identical quantity and class of stock, to Copper Creek, in the event that Copper Creek is required to assign its Pledged Shares to Beaufort upon an Event of Default of the Note, and any expenses incurred by Copper Creek relating to such assignment. The Company also agrees to indemnify Copper Creek (including its affiliates, and each of their respective directors, officers, employees, agents, representatives, attorneys, stockholders and controlling persons) from and against any and all losses, claims, damages and liabilities, that it may become subject to in connection with or arising out of or relating to the Pledged Shares, the Note, the Pledge or the Letter Agreement. The Indemnification Agreement shall terminate when the Note is paid back in full to Beaufort and Copper Creek is released from the Pledge.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At June 30, 2014, we had an accumulated deficit of $2,417,327 and incurred a net loss of $1,788,963, for the period ended June 30, 2014.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

ITEM 4.  CONTROLS AND PROCEDURES. - continued

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our success depends on our ability to provide users with valuable content, which in turn depends on the profile descriptions and use of the application by others. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on iHookup, and that access to unique or real-time content is one of the main reasons users visit us. We seek to foster a broad and engaged user community, and we encourage celebrities, athletes, and others to use our products and services to meet people and form relationships. If users do not continue to contribute profiles and we are unable to provide users with valuable and timely content or other people to engage with, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on the platform, the size of the user base and user engagement may decline.

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

User growth and engagement depend upon effective interoperation with operating systems, networks, and devices that we do not control.

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

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of June 30, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

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

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup-DE stockholders received a controlling interest in our company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to our company, which could adversely affect the market price of our securities. As of August 19, 2014, (i) Copper Creek Holdings, LLC has converted 54,125 shares of its Series A Preferred Stock into 12,551,083 shares of our common stock; and (ii) Checkmate Mobile, Inc. has converted 122,396.5 shares of its Series A Stock into 28,382,537 shares of our common stock, and subsequently distributed such common stock to its shareholders on a pro rata basis.

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

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of June 30, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

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

As of June 30, 2014, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

During the six months ended June 30, 2014, we raised $773,966 through convertible notes. Subsequent to June 30, 2014, we entered into an investment agreement whereby the Company can sell up to $5,000,000 of the Company’s common stock, subject to an effective S-1 registration. Subsequent to June 30, 2014, we also entered into a letter agreement with an investor to loan the Company up to $400,000, and raise an additional $80,000 in convertible notes. However, we do not have any firm commitments for funding beyond these recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

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

IHOOKUP SOCIAL, INC.

Date: August 19, 2014	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)