Form 10-Q
period 2014-09-30
iHookup Social, Inc.
filed 2014-11-14
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 389,739,563 shares of common stock and 2,280,683 shares of preferred stock outstanding as of November 11, 2014.

i

ii

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
FORMERLY TITAN IRON ORE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3

Consolidated Statement of Comprehensive Loss for the three and nine month periods ended September 30, 2014 and for the period from December 2, 2013 (inception) to September 30, 2014	4

Consolidated Statements of Stockholders’ Deficit for the nine month period ended September 30, 2014, and for the period from December 2, 2013 (inception) to December 31, 2013	5

Consolidated Statement of Cash Flows for the nine month period ended September 30, 2014 and for the period from December 2, 2013 (inception) to September 30, 2014	6

Notes to the Consolidated Financial Statements	7 - 21

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2014 (unaudited)	December 31, 2013

Current assets
Cash	$24,476	$—
Accounts receivable	5,673	—
Prepaid expenses	180,008	—
Debt issue costs (Note 12)	61,477	—
Total current assets	271,634	—

TOTAL ASSETS	$271,634	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$594,405	$16,109
Current portion of convertible debentures (Note 12)	155,890	—
Promissory notes (Note 6)	253,863	—

Total liabilities	1,004,158	16,109

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 2,299,042,000 shares issued and outstanding (Note 4)	230	—
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 151,352,744 (December 31, 2013 – 541,250) shares issued and outstanding (Note 4)	15,135	54
Additional paid-in capital	2,647,664	4,946
Stock subscriptions receivable (Note 9)	(4,500)	(5,000)
Deficit	(3,391,053)	(16,109)
Total Stockholders' Deficit	(732,524)	(16,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271,634	$—

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)
(Expressed in US dollars)

	Three months Ended September 30, 2014	Nine months Ended September 30, 2014	Period from December 2, 2013 (inception) to September 30, 2014

REVENUES	$61,480	$154,697	$154,697

OPERATING EXPENSES
Accretion and interest expense	$297,753	$771,893	$771,893
Cost of revenue	18,444	46,409	46,409
General and administrative (Note 9)	313,164	1,010,962	1,027,071
Financing costs	22,722	55,366	55,366
Product development	154,845	329,054	329,054
Sales and marketing	228,271	486,310	486,310

TOTAL OPERATING EXPENSES	1,035,203	2,699,994	2,716,103

LOSS FROM OPERATIONS	(973,723)	(2,545,297)	(2,561,406)

OTHER EXPENSES
Impairment loss (Note 13)	—	(293,750)	(293,750)
Gain on extinguishment of debt (Note 3)	—	76,359	76,359

NET LOSS AND COMPREHENSIVE LOSS	$(986,920)	$(2,762,688)	$(2,778,797)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	99,051,173	57,194,492

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION ON DECEMBER 2, 2013 TO SEPTEMBER 30, 2014 (UNAUDITED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Receivable	Deficit	Total
Balance, December 2, 2013	—	$—	—	$—	$—	$—	$—	$—

Shares issued for cash	541,250	54	—	—	4,946	(5,000)	—	—

Net loss	—	—	—	—	—	—	(16,109)	(16,109)

Balance, December 31, 2013	541,250	$54	—	$—	$4,946	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 13)	—	—	58,750	1	293,749	—	—	293,750

Conversion of preferred shares (Note 13)	50,992,3700	5,099	(259,708)	(21)	(5,078)	—	—	—

Reverse acquisition transaction (Note 14)	11,041,292	1,103	2,500,000	250	478,206	—	(612,256)	(132,697)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	7,026,389	703	—	—	429,281	—	—	429,984

Convertible notes (net) (Note 12)	81,751,443	8,176	—	—	1,446,560	—	—	1,454,736

Net loss for period	—	—	—	—	—	—	(2,762,688)	(2,762,688)

Balance, September 30, 2014	151,352,744	$15,135	2,299,042	$230	$2,647,664	$(4,500)	$(3,391,053)	$(732,524)

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Expressed in US dollars)

	Nine month period ended September 30, 2014	Period from December 2, 2013 (inception) to September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(2,762,688)	$(2,778,797)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	293,750	293,750
Debt issue costs	13,146	13,146
Interest on promissory note	3,863	3,863
Accretion expense	751,339	751,339
Gain on extinguishment of debt	(76,359)	(76,359)
Shares issued for services	228,066	228,066
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	(5,673)	(5,673)
Decrease (increase) in advances to related parties	-	-
Decrease (increase) in prepaid expenses	21,910	21,910
Increase (decrease) in accounts payable	419,745	435,853
Net Cash Used in Operating Activities	(1,112,900)	(1,112,900)

Cash Flows provided by Investing Activities:
Cash acquired in the Merger	966	966
Net Cash Provided by Investing Activities	966	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	885,910	885,910
Proceeds from promissory notes	250,000	250,000
Share subscriptions received	500	500
Net Cash Provided by Financing Activities	1,136,410	1,136,410

Net Increase (Decrease) in Cash	24,476	24,476

Cash– Beginning	—	—

Cash– Ending	$24,476	24,476

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$939,250	$939,250

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2014 the Company has a working capital deficiency of $732,524 and has accumulated deficit of $3,391,053 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Mineral Property Costs
Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized.  The Company assesses the carrying costs for impairment, whenever events or changes in circumstances indicate that the carrying cost may not be recoverable under ASC 360, Property, Plant, and Equipment at each reporting date. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the period ended September 30, 2014 the Company did not pursue any mineral property exploration activity.

Asset Retirement Obligations
The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2014, the Company has not incurred any asset retirement obligation related to the exploration of its mineral property exploration activity.

Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the periods ended September 30, 2014 and December 31, 2013, the Company had no items that represent other comprehensive income.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40). Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”.  2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

3.  MINERAL PROPERTIES

Wyoming Iron Complex Properties
The Company was formerly involved in mineral exploration activities for (i) the property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming (“Leased Real Property”); and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management (“Unpatented Mining Claims,” and together with the Leased Real Property, the “Wyoming Iron Complex”). The Company was assigned the rights to Wyoming Iron Complex in exchange for a promissory note. At the time of the Merger described in Note 14, the Company did not expect to go forward with any mining or mineral exploration activities at these sites. An impairment analysis was conducted at the time of the Merger and no impairment was recorded as the fair value of Wyoming Iron Complex (considered to be the carrying value of the promissory note) exceeded the carrying value. During the period ending September 30, 2014, the mineral property was surrendered to settle the outstanding promissory note as per Note 6, resulting in a gain of $76,359 on the extinguishment of debt.

4.  COMMON AND PREFERRED STOCK

Issued during 2014:

During the nine month period ended September 30, 2014, the Company issued 81,751,443 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the nine month period ended September 30, 2014, the Company issued 7,026,389 shares of common stock to various consultants in exchange for investor relations and advertising services.

During the nine month period ended September 30, 2014, the Company issued 50,992,370 shares of common stock to various holders of preferred stock upon conversion or such preferred stock.

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

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number	Exercise
	of	Price
	Warrants	$
Warrants of the Company outstanding and exercisable as at the Merger	85,850	17.00
Warrants expired during the period	(52,500)	15.00
Balance, September 30, 2014	33,350	20.00

Details of share purchase warrants outstanding as of September 30, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

33,350	$20.00	January 10, 2015
33,350	$20.00

6.  PROMISSORY NOTES

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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

6.  PROMISSORY NOTES (CONTINUED)

As of June 25, 2014, the Company” entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which Beaufort agrees to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. From June 25, 2014 to October 1, 2014 (the “Term”), the Loan may be made in monthly installments of One Hundred Thousand Dollars ($100,000) each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”).  Each Note shall be secured by a pledge of 8,000,000 shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”).

During the nine months ended September 30, 2014 and pursuant to the Letter Agreement, Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. An “Event of Default” is defined as (i) the failure of the Company to make the payments owed under the Notes in a timely manner, or (i) the initiation of bankruptcy proceedings by the Company. Upon an Event of Default, the unpaid principal balance of the Note shall be due and payable immediately, at Beaufort’s option. Additionally, if there is an Event of Default after the Maturity Date, interest shall accrue on the outstanding principal balance of the Notes at 10% per annum on the basis of a 360-day year (“Default Interest”), or if such Default Interest is not permitted by law, then the maximum rate of interest as permitted by applicable law. As of September 30, 2014 the Company recorded interest expense of $3,863 on these Notes.

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

The following table summarizes the options outstanding under the 2011 Stock Option Plan as of September 30, 2014:

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

There are 12,067,859 shares of common stock (post-split) reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2014, no options have been awarded under the 2014 Plan.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2013	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-
Stock options of the Company outstanding and exercisable at the Merger	283,500	9.90	7.16
Outstanding, September 30, 2014	283,500	9.90	7.16	-
Exercisable, September 30, 2014	283,500	9.90	7.16	-

8.  COMMITMENTS

The following table summarizes our significant contractual obligations as of September 30, 2014:

	2014	2015
Convertible Notes (1)	88,922	930,354
Operating Leases (2)	3,338	5,564
Service Contracts (3)	41,997	16,997
Employment Agreements (4)	75,000	300,000
Prommisory Notes (5)	-	250,000
	209,257	1,502,914

(1) Principal and interest for various convertible notes due at the maturity date.
(2) Rents payable for office space.
(3) Service contracts for app and website hosting and investor relations services.
(4) Employment agreements with related parties.
(5) Principal and interest for various promissory notes due at the maturity date.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2014, the Company incurred $318,656 (2013: $nil) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2014, the Company incurred $258,300 in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

During the nine months ended September 30, 2014, the Company incurred $2,800 in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2014, the Company paid $3,500 to the spouse of an officer and director with such costs being recorded as sales and marketing expenses.

As of September 30, 2014, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2014, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30, 2014
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Assets:
Cash (recurring basis)	24,476	—	—	24,476

As of September 30, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	24-Feb-14	-	-	-	8%	26-Nov-14
b	)	17-Feb-14	7,000	4,115	2,885	8%	17-Feb-15
c	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-13
d	)	16-Apr-14	44,444	4,619	2,825	12%	16-Apr-15
d	)	3-Sep-14	44,444	27,089	17,355	12%	3-Sep-15
e	)	6-Feb-14	25,000	18,933	6,067	8%	6-Feb-15
e	)	6-Feb-14	7,267	5,029	2,238	8%	6-Feb-15
e	)	17-Feb-14	21,000	12,549	8,451	8%	17-Feb-15
e	)	18-Mar-14	50,000	44,000	6,000	8%	18-Mar-15
e	)	21-May-14	75,000	71,788	3,212	8%	21-May-15
f	)	5-Mar-14	24,000	-	24,000	8%	7-Sep-14
g	)	18-Mar-14	25,000	21,693	3,307	8%	18-Mar-15
h	)	4-Apr-14	53,000	43,713	9,287	8%	8-Jan-15
h	)	11-Apr-14	37,500	30,910	6,590	8%	16-Jan-15
h	)	22-May-14	53,000	24,718	28,282	8%	27-Feb-15
h	)	16-Jun-14	63,000	50,099	12,901	8%	18-Mar-15
i	)	9-May-14	35,000	30,495	4,505	8%	9-Feb-15
j	)	16-Jun-14	55,000	46,057	8,943	12%	11-Dec-14
k	)	9-May-14	29,500	27,082	2,418	8%	14-May-15
L	)	11-Jul-14	80,000	78,430	1,570	12%	10-Jul-15
			734,209	578,319	155,890

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
As of September 30, 2014, this note has been fully repaid.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

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

f)
The Company entered into two convertible debentures agreements with Beaufort Ventures, PLC (“Beaufort”).  Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 58% of the lowest intra-day trading price during the 10 trading days preceding the conversion date.  Interest on any unpaid principal balance of this Note shall be repaid at the rate of 8% per annum.

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

g)
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

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

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

l)
On July 11, 2014, and with a  closing date of July 16, 2014, the Company entered into a Convertible Note Purchase Agreement  with Eastmore Capital LLC (“Eastmore”), pursuant to which the Company sold to Eastmore an $80,000 face value 12% Convertible Note (the “Eastmore Note”) with a maturity date of July 10, 2015 (the “Eastmore Maturity Date”). Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The principal amount of the Eastmore Note and interest is payable on the Eastmore Maturity Date. The Eastmore Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date. If the shares are not delivered to Eastmore within three business days of the Company’s receipt of the conversion notice, the Company will pay Eastmore a penalty of $1,000 per day for each day that the the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to Eastmore. Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to Eastmore, to prepay the outstanding balance on this note for $120,000 plus any and all accrued and unpaid interest on the unpaid principal amount. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Eastmore Note becomes immediately due and payable. In connection with the Eastmore Note, the Company paid Eastmore $2,500 for its legal fees and expenses and paid third party brokers a $10,000 fee.

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2014 the conversion features would not meet derivative classification.

At September 30, 2014, the convertible debentures are unsecured. During the nine months ended September 30, 2014, $939,260 of convertible debentures were settled by issuing 81,751,443 shares of common stock of the Company.

During the nine months ended September 30, 2014, $190,000 of convertible debentures were settled through payment of cash and issuance of new convertible debentures.

During the nine months ended September 30, 2014, the Company incurred $103,720 in transaction costs in connection with the issuance of the convertible debentures.

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

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

14.  MERGER (CONTINUED)

$

Preferred shares issued	68,366
Net liabilities acquired	(543,891)

Adjustment to deficit	475,525

15.  SUBSEQUENT EVENTS

a)	Subsequent to September 30, 2014 the Company issued 230,463,742 shares in connection with conversion of convertible notes in the amount of $311,354.

b)	Subsequent to September 30, 2014 the Company issued 26,213,933 shares of common stock in connection with conversion of preferred shares.

c)	Subsequent to September 30, 2014 the Company issued 7,923,077 shares of common stock for services in connection with financial services agreements.
d)
Subsequent to September 30, 2014 the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $75,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on October 8, 2014.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $75,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 7, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $3,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $3,750 in legal fees and expenses for the Coventry Back-End Note.

e)
Subsequent to September 30, 2014 the Company entered into a securities purchase agreement  with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $43,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the note and interest is payable on the KBM Maturity Date. The note is convertible into common stock beginning six months after the issue date  (the “Issue date”), at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 120% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 125% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid 121 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. KBM does not have the right to convert the Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

 IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in US dollars)

15.  SUBSEQUENT EVENTS (CONTINUED)

f)
Subsequent to September 30, 2014 the Company entered a convertible note purchase agreement  with an effective date of July 1, 2014 with Bingham McCutchen LLP (“Bingham”), pursuant to which the Company sold to Bingham an 8% Convertible Notes (the “Notes”) with a value of $40,465. Interest on this Note shall be computed on the basis of a 365-day year and actual days elapsed.

Unless previously converted as provided for below, the Note will automatically mature and the entire outstanding principal amount, together with accrued interest, shall become due and payable upon date that is the earlier of: (i) a sale of equity securities of the Company in an amount equal to or in excess of $1,000,000 (“ Qualified Financing”); (ii)  nine (9) months  from the date of issuance;  or (iii) an event of default that is followed by written notice by the Company (such first date to occur being the “Maturity Date”).

The Note may not be prepaid in whole or in part by the Company.

Bingham shall have the following conversion rights. If the Company issues and sells shares of capital stock in a Qualified Financing, then all then-outstanding principal and all accrued and unpaid interest on the Note (the “Conversion Amount”) shall automatically be converted into fully paid and non-assessable shares of the kind of Equity Securities issued and sold in such Qualified Financing, at a conversion rate equal to 85% of the price at which the Equity Securities were issued and sold in the Qualified Financing (the “Conversion Price”).  The number of Equity Securities to be issued to the Holder upon a Qualified Financing shall be equal to the quotient obtained by dividing the Conversion Amount by the Conversion Price.  The Equity Securities issued to the Holder upon conversion of this Note in accordance with a Qualified Financing shall have the same rights, preferences and privileges as the Equity Securities issued to investors in the Qualified Financing.

In connection with the Note, the Company has approved  the acquisition of such note from Bingham by Carebourn Capital LP (“Carebourn”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our online marketing activities generally consist of the purchase of mobile-banners; video and other display advertising and search engine marketing. We run various mobile ad campaigns targeting male, female and Apple / iOS users on Facebook and other regional, US and international sites. In addition, our company produces video ads that may be run on mobile “video” ad networks or be placed based on a variety of alliances with third parties who advertise and promote our services, from time to time. So far, such video advertising have been utilized on YouTube and Facebook. Such video advertising may also be utilized in commercials, and various other editorial and public relations efforts.

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

Revenue

Our revenue is derived primarily from download and subscription fees for our paid and subscription versions, as well as from users purchasing virtual “coins” to activate short term features, or deliver virtual gifts or “Ice Breakers” to a specified recipient. Additional revenue opportunities include the potential of “Localized Offers or Recommendations” that may provide a way for brands, advertisers and merchants to promote their venue to their local base of iHookup Social users. If successful, special discounts and incentives by merchants, brands and advertisers may be integrated into our location based technology and the company would anticipate being paid a fee or percentage upon the action or redemption of each offer by users.

The following table summarizes our revenue and related statistics for the quarter ended September 30, 2014

	Total Q1	Total Q2	Total Q3	Total YTD
	$	$	$	$
REVENUE	27,208	66,009	61,480	154,697
APPLE COST	8,162	19,803	18,444	46,409
NET REVENUE	19,046	46,206	43,036	108,288

STATISTICS
Downloads (Free and Paid)	7,406	6,547	16,599	42,242
Registered Users	137,743	257,316	386,694	386,694
# of In App Purchases	2,105	4,951	6,878	13,934

Registered Users consist of users (includes free, paid and subscribed) who have filled out a profile and created a username and password for the application. In-App Purchases consist of any purchases from within the application, which includes any virtual “coins” or subscriptions.

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

Key consultants include (i) Integrity Media, Inc., a Nevada corporation, who provides us with certain investor-relation services, (ii) Mega Cast Networks, who provides us with additional investor outreach and assistance with the iHookup website, (iii) GummiCube, who provides us with App Store Optimization and certain search engine optimization efforts related to search; and (iv) Integrative Business Alliance, LLC, who provide us with certain investor-relation services.

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

Market Opportunity

As a whole, mobile applications create a socially connected experience for a wide range of users, across various demographics worldwide. They allow users a localized way to search for and connect with others nearby with similar interests. Mobile dating and social networking are two of the fastest growing market segments in mobile communications. A common problem faced across all demographic profiles is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

Results of Operations

For the nine months ended September 30, 2014

Our net loss and comprehensive loss for our interim period ended September 30, 2014 are summarized as follows:

Nine months ended
September 30, 2014

Revenue	$154,697
Total Operating Expenses	2,699,994
Loss From Operations	(2,545,297)
Other Income (Expenses)	(217,391)
Net Loss	(2,762,688)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total revenue for the nine months ended September 30, 2014 consisted of revenues from the downloading and follow-up subscriptions of the application.

Total operating expenses of $2,699,994 for the nine months ended September 30, 2014 consisted primarily of general and administrative expenses of $1,010,961, accretion and interest on promissory notes of $771,893, product development of $329,054, and sales and marketing costs of $486,310.

Other income and expenses of $217,391 for the nine months ended September 30, 2014 consisted of an impairment charge of $293,750 against an intangible asset acquired in connection with the application, offset by a gain on extinguishment of debt of $76,359.

Liquidity and Capital Resources

Working Capital

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Current Assets	$271,634	$—
Current Liabilities	1,004,158	16,109
Working Capital(Deficiency)	$(732,524)	$(16,109)

As of September 30, 2014, we had $24,476 in cash, accounts receivable of $5,673, and $180,008 in prepaid expenses, as compared to $Nil as of December 31, 2013.

As of September 30, 2014, we had accounts payable of $594,404, as compared to $16,109 as of December 31, 2013. Our accounts payable increased due to the Merger with iHookup-DE.

As of September 30, 2014, we had current portion of convertible debentures of $155,890, as compared to $Nil as of December 31, 2013. Our convertible debentures increased due to the Merger with iHookup-DE.

As of September 30, 2014, we had promissory notes of $253,863, as compared to $Nil as of December 31, 2013. Our convertible debentures increased due to the Merger with iHookup-DE.

Cash Flows

Nine months
Ended
September 30, 2014
Net Cash Provided by (Used in) Operating Activities	$(1,112,900)
Net Cash Provided by (Used in) Investing Activities	966
Net Cash Provided by (Used in) Financing Activities	1,136,410
Net Increase (Decrease) in Cash	$24,476

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $1,112,900 for the nine month period ended September 30, 2014 consisted primarily of a net loss of $2,762,788 offset by non-cash adjustments for increase in accounts payable of $419,745, impairment of $293,750 and accretion expense of $751,339.

Net Cash Provided by Investing Activities

Our cash provided by investing activities for the nine month period ended September 30, 2014 was $966 and resulted from cash acquired in the merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $1,136,410 for the nine month period ended September 30, 2014 consisted primarily of net proceeds from convertible and promissory notes.

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

On September 3, 2014, the Company received a fourth tranche of $44,000 on this debenture.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Convertible Note Purchase Agreement and Convertible Note with Eastmore Capital LLC

On July 11, 2014, the Company entered into a Convertible Note Purchase Agreement with Eastmore Capital LLC (“Eastmore”), pursuant to which the Company sold to Eastmore an $80,000 face value 12% Convertible Note (the “Eastmore Note”) with a maturity date of July 10, 2015 (the “Eastmore Maturity Date”). Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The principal amount of the Eastmore Note and interest is payable on the Eastmore Maturity Date. The Eastmore Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date. If the shares are not delivered to Eastmore within three business days of the Company’s receipt of the conversion notice, the Company will pay Eastmore a penalty of $1,000 per day for each day that the the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to Eastmore. Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to Eastmore, to prepay the outstanding balance on this note for $120,000 plus any and all accrued and unpaid interest on the unpaid principal amount. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Eastmore Note becomes immediately due and payable. In connection with the Eastmore Note, the Company paid Eastmore $2,500 for its legal fees and expenses and paid third party brokers a $10,000 fee.

Investment Agreement and Amended and Restated Investment Agreement with Beaufort Capital Partners LLC

Subsequent to September 30, 2014 the Company entered into an Investment Agreement (the “Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which the Company may issue and sell to Beaufort $2,500,000 of the Company’s fully registered, freely tradable common stock (the “Shares”). The parties also entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws (the “Registration Agreement”, and together with the Investment Agreement, the “Agreements”). Pursuant to the Agreements, the Company shall register the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company within 21 days of the execution of the Agreements) (the “Registration Statement”).

Subsequently, the Company entered into an Amended and Restated Investment Agreement (the “Amended and Restated Investment Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), whereby we amended and restated the Investment Agreement (the “Original Investment Agreement”). The Amended and Restated Investment Agreement increased the maximum aggregate dollar amount of Common Stock that the Company may sell and issue to Beaufort to $5,000,000. The S-1 registration statement was not filed with the SEC.

Letter Agreement, Promissory Note, Pledge Agreement, and Indemnification Agreement with Beaufort Capital Partners LLC

Subsequent to September 30, 2014 the Company entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which Beaufort agrees to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. During the term, the Loan may be made in monthly installments of $100,000 each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”). Each Note shall be secured by a pledge of 8,000,000 shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”). Notwithstanding the foregoing, upon the occurrence of an Event of Default (defined below), Beaufort may terminate its obligations under the Letter Agreement without notice.

During the nine months ended September 30, 2014 and pursuant to the Letter Agreement, Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. An “Event of Default” is defined as (i) the failure of the Company to make the payments owed under the Notes in a timely manner, or (i) the initiation of bankruptcy proceedings by the Company. Upon an Event of Default, the unpaid principal balance of the Note shall be due and payable immediately, at Beaufort’s option. Additionally, if there is an Event of Default after the Maturity Date, interest shall accrue on the outstanding principal balance of the Notes at 10% per annum on the basis of a 360-day year (“Default Interest”), or if such Default Interest is not permitted by law, then the maximum rate of interest as permitted by applicable law. As of September 30, 2014 the Company recorded interest expense of $3,863 on these Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Convertible Note Purchase Agreement and Convertible Note with Bingham McCutchen

Subsequent to September 30, 2014 the Company entered a convertible note purchase agreement  with an effective date of July 1, 2014 with Bingham McCutchen LLP (“Bingham”), pursuant to which the Company sold to Bingham an 8% Convertible Notes (the “Notes”) with a value of $40,465. Interest on this Note shall be computed on the basis of a 365-day year and actual days elapsed.

Unless previously converted as provided for below, the Note will automatically mature and the entire outstanding principal amount, together with accrued interest, shall become due and payable upon date that is the earlier of: (i) a sale of equity securities of the Company in an amount equal to or in excess of $1,000,000 (“ Qualified Financing”); (ii)  nine (9) months  from the date of issuance;  or (iii) an event of default that is followed by written notice by the Company (such first date to occur being the “Maturity Date”).

The Note may not be prepaid in whole or in part by the Company.

Bingham shall have the following conversion rights. If the Company issues and sells shares of capital stock in a Qualified Financing, then all then-outstanding principal and all accrued and unpaid interest on the Note (the “Conversion Amount”) shall automatically be converted into fully paid and non-assessable shares of the kind of Equity Securities issued and sold in such Qualified Financing, at a conversion rate equal to 85% of the price at which the Equity Securities were issued and sold in the Qualified Financing (the “Conversion Price”).  The number of Equity Securities to be issued to the Holder upon a Qualified Financing shall be equal to the quotient obtained by dividing the Conversion Amount by the Conversion Price.  The Equity Securities issued to the Holder upon conversion of this Note in accordance with a Qualified Financing shall have the same rights, preferences and privileges as the Equity Securities issued to investors in the Qualified Financing.

In connection with the Note, the Company has approved  the acquisition of such note from Bingham by Carebourn Capital LP (“Carebourn”).

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

Going Concern

At September 30, 2014, we had an accumulated deficit of $3,391,053 and incurred a net loss of $2,762,688, for the period ended September 30, 2014.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS. - continued

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

Marketing efforts designed to drive traffic to our applicationmay not be successful or cost-effective.

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

ITEM 1A.  RISK FACTORS. - continued

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

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 97.2% of our Series A preferred stock. As of September 30, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•
Messrs. Dean and Robert Rositano each own 225,520 shares. In addition, Robert Rositano owns 7,422,936 common shares resulting from conversion of preferred shares and Dean Rositano owns 7,695,918 common shares resulting from conversion of preferred shares;

•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 1,725,607 shares;

•	Checkmate Mobile, Inc., a Delaware corporation, owns 122,396 shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup-DE stockholders received a controlling interest in our company. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to our company, which could adversely affect the market price of our securities. As of November 14, 2014, (i) Copper Creek Holdings, LLC has converted 78,561 shares of its Series A Preferred Stock into 22,551,083 shares of our common stock; and (ii) Checkmate Mobile, Inc. has converted 140,756 shares of its Series A Stock into 54,596,470 shares of our common stock, and subsequently distributed such common stock to its shareholders on a pro rata basis.

ITEM 1A.  RISK FACTORS. - continued

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

As an issuer of penny stock, we do not have the protection of the safe harbor for forward-looking statements available to other public companies.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading.

Risks Associated with Our Common Stock

Messrs. Dean and Robert Rositano, as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

After the Merger with iHookup-DE, Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 97.2% of our Series A preferred stock. As of September 30, 2014, the following entities and individuals own the following shares of our Series A preferred stock:

•
Messrs. Dean and Robert Rositano each own 225,520  shares. In addition, Robert Rositano owns 7,422,936 common shares resulting from conversion of preferred shares and Dean Rositano owns 7,695,918 common shares resulting from conversion of preferred shares;

•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 1,725,607 shares;

•	Checkmate Mobile, Inc., a Delaware corporation, owns 104,037 shares - Messrs. Dean and Robert Rositano are each 19.3% stockholders and serve as officers and directors of CheckMate Mobile, Inc.

ITEM 1A.  RISK FACTORS. - continued

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

As of September 30, 2014, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

As a result of being delisted from OTCQB and moved to OTC Pink Sheets, we may experience increased difficulty in  raising additional capital, which could deprive us of necessary resources.

On October 13, 2014, we received notice from OTC Markets Group that the Company will be delisted from OTCQB and moved to OTC Pink Sheets on October 14, 2014. On May 1, 2014, OTCQB implemented new eligibility standards for OTCQB which requires companies to maintain a closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days.

In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, and the development of competitive projects by others. Because our common stock is not listed on a major stock market and was moved to OTC Pink Sheets, many investors may not be willing or allowed to purchase our common shares or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

During the nine months ended September 30, 2014, we raised $1,144,466 through convertible and promissory notes. Subsequent to September 30, 2014, we raised an additional $193,000 in convertible notes. However, we do not have any firm commitments for funding beyond these recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 1A.  RISK FACTORS. - continued

During the nine months ended September 30, 2014, we raised $1,144,466 through convertible and promissory notes. Subsequent to September 30, 2014, we raised an additional $193,000 in convertible notes. However, we do not have any firm commitments for funding beyond these recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 as no mining activity has occurred on our properties.

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

IHOOKUP SOCIAL, INC.

Date: November 14, 2014	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)