Form 10-Q/A
period 2014-09-30
iHookup Social, Inc.
filed 2014-11-17
CIK 1414043

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

i

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to iHookup Social, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014 is to correct two typographical errors in the Company's Consolidated Balance Sheets and Consolidated Statement of Stockholders' Equity (Deficit) and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 2,299,042 shares issued and outstanding (Note 4)	230	—
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 151,352,744 (December 31, 2013 – 541,250) shares issued and outstanding (Note 4)	15,135	54
Additional paid-in capital	2,647,664	4,946
Stock subscriptions receivable (Note 9)	(4,500)	(5,000)
Deficit	(3,391,053)	(16,109)
Total Stockholders' Deficit	(732,524)	(16,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271,634	$—

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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION ON DECEMBER 2, 2013 TO SEPTEMBER 30, 2014 (UNAUDITED)
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Receivable	Deficit	Total
Balance, December 2, 2013	—	$—	—	$—	$—	$—	$—	$—

Shares issued for cash	541,250	54	—	—	4,946	(5,000)	—	—

Net loss	—	—	—	—	—	—	(16,109)	(16,109)

Balance, December 31, 2013	541,250	$54	—	$—	$4,946	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 13)	—	—	58,750	1	293,749	—	—	293,750

Conversion of preferred shares (Note 13)	50,992,370	5,099	(259,708)	(21)	(5,078)	—	—	—

Reverse acquisition transaction (Note 14)	11,041,292	1,103	2,500,000	250	478,206	—	(612,256)	(132,697)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	7,026,389	703	—	—	429,281	—	—	429,984

Convertible notes (net) (Note 12)	81,751,443	8,176	—	—	1,446,560	—	—	1,454,736

Net loss for period	—	—	—	—	—	—	(2,762,688)	(2,762,688)

Balance, September 30, 2014	151,352,744	$15,135	2,299,042	$230	$2,647,664	$(4,500)	$(3,391,053)	$(732,524)

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

IHOOKUP SOCIAL, INC.

Date: November 17 , 2014	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 17 , 2014	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)