Form 10-K
period 2014-12-31
iHookup Social, Inc.
filed 2015-04-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52917

IHOOKUP SOCIAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

125 E Campbell Ave, Campbell CA 95008

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code	(855) 473-7473

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock par value $.0001	OTC Pink Sheet

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

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,945,727, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2014 of $3.20 ($0.032 pre reverse split) per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2015, there were 25,824,923 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

PART I

PART I

As used in this report, the terms “we”, “us”, “our”, “our company,” “iHookup” and “the Company” mean iHookup Social Inc. unless the context clearly indicates otherwise.

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

ITEM 1. BUSINESS

Who We Are

As of December 31, 2013, Titan Iron Ore. Corp. was a mineral exploration company. Due to our inability to raise capital to further develop mining claims and pursue mineral exploration, we decided to exit the mining business and look for other opportunities. On February 3, 2014, we completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of six thousand (6,000) shares of outstanding common stock for twenty five thousand (25,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

iHookup’s business is development and dissemination of a "proximity based" mobile social media application that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. We are focusing on this aspect of the business, which is described more fully below.

Corporate Overview

We were incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, we completed a merger with our subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name to “Titan Iron Ore Corp.”

ITEM 1. BUSINESS - continued

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

As described above, on February 3, 2014 we completed a merger with iHookup pursuant to the Merger Agreement dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of six thousand (6,000) shares of outstanding common stock for twenty five thousand (25,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of the Series A Preferred Stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

On April 29, 2014, FINRA approved a 20 for 1 reverse stock split whereby 937,459,274 shares of the Company’s common stock then issued and outstanding, were exchanged for 46,872,964 shares of the Company’s common stock.

On March 19, 2015, FINRA approved a 100 for 1 reverse stock split whereby 2,355,489,991, shares of the Company’s common stock then issued and outstanding, were exchanged for 23,554,923 shares of the Company’s common stock.

Mobile Application

Introduction

iHookup Social is seeking to redefine the way people connect with a potential friend or partner. The laws of meeting, socializing and dating have shifted as meeting online or through the use of mobile technology has become a dominant part of today’s mobile-social lifestyle, across various social circles, age groups, races, genders and demographics. iHookup Social’s goal is to facilitate such virtual connections and move them toward real-life interactions, like a matchmaker and concierge in one. As such, the company has begun providing users with locally relevant content, such as popular venues and special merchant discounts, within the user’s vicinity. As this feature continues to be built up, the company believes it will help drive meet ups or “Hookups” to physical locations or events. Ultimately, the company plans to bring together a dynamic opportunity for brands, advertisers and merchants to interact with a network of socially active mobile users on a locally relevant basis, while building customer loyalty, engagement and revenues.

ITEM 1. BUSINESS - continued

Products/Services: iHookup application

iHookup is a proximity-based or location-based social platform and discovery application that facilitates communication between two or more users (“iHookup” or “application”). It utilizes the intelligence of GPS and localized recommendations to provide opportunities for making new connections, socializing, dating and expanding existing social circles for individuals, groups and organizations. It is available on the iOS platform and in iTunes stores world-wide, where we offer a free version and a paid version. The free version allows users to browse through the application’s features and user profiles. The paid version which costs $0.99 to download, provides a trial of all subscription based services (which allows users to send message and take advantage of any localized recommendations or offers) for a specified period of time, as determined by the company’s marketing strategy. The application also offers a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various service-based options (see subscription offers and pricing below – prices are subject to change and often do during this user acquisition phase the company is currently in):

Recurring Subscriptions	$7.99
1-Month	$17.99
3-Month	$27.99
6-Month	$44.99
Annual	$59.99
Coin Pack1	$2.99
Coin Pack2	$4.99
Coin Pack 3	$9.99

In addition, the company has begun providing localized recommendations and merchant discounts to its users and allowing users to share such recommendations and offers with each other. This feature is also linked with each user’s mobile mapping service, allowing for easy routing to the venue or event. As this feature continues to be built up, the company hopes it will help drive encounters or “Hookups” to physical locations or events, become an additional method of retaining its user base and increase the company’s revenue streams in several vertically attractive markets in brands and advertising.

Marketing

We market our application utilizing a variety of online and offline marketing activities. Our offline marketing activities has consisted of traditional marketing and event-based branding in various local markets, such as distributing coasters and flyers at test locations.

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

iHookup is available on in the Apple App Store / iTunes, where our visibility in rank on the free, paid and social networking categories also drives traffic to both versions of the application.  The highest ranking achieved by our application in March 2014 on the Apple App Store is as follows:

•	Top Rank Overall Free Apps USA - #532 (June 22, 2014)
•	Top Grossing Overall Free Apps USA - #510 (June 17 2014)
•	Top Rank Overall Paid Apps USA - #292 (June 22, 2014)
•	Top Grossing Overall Paid Apps USA - #651 (June 17 2014)
•	Top Grossing Social Networking FREE iPhone / iPod App USA: #28 (July 19, 2014)
•	Top Grossing Social Networking PAID iPhone / iPod App USA: #39
•	Top Grossing Social Networking FREE iPad App USA: #83
•	Top Rank in Social Networking FREE App USA: #49 (June 22, 2014)
•	Top Rank Social Networking Paid USA: #6
•	Top Rank Social Networking Paid Canada: #13

The company plans to announce specific name changes and feature additions to its current application, believed by management to enable the brand to expand its services beyond what currently exists in the marketplace today.

ITEM 1. BUSINESS - continued

Revenue

Our revenue is derived primarily from subscription fees for our paid versions and from users purchasing “coins” for added features. Additional revenue opportunities include merchants, brands and advertisers that we are beginning to vertically integrate into our location based offers and discounts.

Competition

The mobile-social business is highly competitive and barriers to entry are minimal. We compete primarily with other social networking, messaging and dating mobile applications (e.g. Tinder), but also category specific websites (e.g. Facebook, Match.com and eHarmony), social apps, dating and matchmaking services, other social media platforms and applications, and other conventional media companies that provide personal services and traditional venues where singles meet (both online and offline). The company hopes to use the dating category as an entry point to a much broader “Social Networking” marketplace, where competitors will include websites and applications offering coupons by merchants and brands (e.g. Living Social, Groupon, What About We).

We believe that our ability to compete successfully will depend primarily upon the following factors:
•	establishing a “Friendly” brand that will be socially shared, acceptable and viral in nature;
•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;
•	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;
•	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:
•	new, emerging and rapidly changing technologies;
•	the introduction of product and service offerings by our competitors;
•	changes in consumer requirements and trends in the single community relative to our competitors; and
•
our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

Employees and Key Consultants

Our company has four full time employees and one part time employee.

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

Market Opportunity

As a whole, mobile applications create a socially connected experience while allowing users to stay active or on the move, and push forward with personal and professional goals. Mobile dating is one of the fastest growing market segments in mobile communications, continuing to attract new users. A common problem faced across all age and demographic profiles, is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

Current Market Size

First, the shift from desktop to mobile, whether smartphone or tablet, is happening across a variety of activities, including social networking and online/mobile dating. As the chart below shows, the time spent on mobile usage has steadily overtaken other online activities on desktops or laptops from 2010 to 2014.

ITEM 1. BUSINESS - continued

According to the chart below, on average, young US adults aged 18-36, spend over three hours a day on social networking, second only to time spent browsing the internet

ITEM 1. BUSINESS - continued

In addition, the study below shows the steady increase of the usage of mobile dating from 6% in 2011 to 39% in 2014. The use of mobile dating applications (which is in the general category of “Social”) has dramatically increased in recent years.

We believe that dating and socializing is inherently local, being better served by mobile applications that provide accessibility wherever users go. Today’s mobile society prefers to not be in front of a computer to view potential connections, or to receive or send messages. Instead, the user’s phone is always by his or her side.

iOS devices are versatile multi-purpose machines that have already significantly impacted the business models of music, games and other Media & Entertainment industry categories. And now, within the nexus of mobile-social-local, mobile connection applications with “hyper-local” features, provide opportunities in a high growth sector.

Growth

According to the chart below, applications generated a total of $59.8 billion in revenues through in-app advertising, sales of physical goods and services, virtual goods, paid application downloads and digital downloads. As of 2017, this market is projected to grow to over $140 billion.

ITEM 1. BUSINESS - continued

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

ITEM 1A. RISK FACTORS - continued

General Risks

We may fail to raise sufficient capital.

To the extent that we fail to obtain sufficient operating capital, we may be unable to deal with presently unforeseen contingencies in the future or be able to fund our operations. In addition, we may have more difficulty or find it impossible, to raise third party financing from investors or financial institutions.

Our reserves may be insufficient.

We intend to establish a reserve fund, as determined in the Board’s discretion, for normal working capital contingencies. However, we have been unable to do so. If the reserves are not available to the Company, it may be necessary to attempt to raise additional capital or financing.  In the event that such capital or financing is not available on favorable terms, we may be forced to raise additional capital on unfavorable terms. In fact, we have been forced to issue several convertible notes at substantial discounts and interest rates in order to raise the requisite capital for operations.

Risks Related to Our Business and Industry

Our success depends upon the continued growth and acceptance of online/mobile advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

Many advertisers still have limited experience with mobile advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and mobile advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online and mobile advertising markets. We believe that the continued growth and continued acceptance of mobile advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad) and smart devices, the extent to which web/mobile browsers, software programs and/or mobile applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for mobile advertising, particularly for paid listings, or any decrease in the effectiveness and value of mobile advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and distribute our products and services.

We engage in a variety of activities, such as search engine optimization and application search optimization, designed to attract traffic to our application and convert visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our application, as well as the continued introduction of new and enhanced features, products and services that resonate with users and customers generally.

In addition, we have entered into a number of arrangements with third parties to promote and deliver mobile advertising to various social networks or mobile channels. Pursuant to these arrangements, third parties generally promote our application on various mobile applications, their websites or through e-mail campaigns and we either pay on a cost per impression basis (i.e. cost per view) or a fixed fee when visitors to these websites click through to or download our application. These arrangements are generally not exclusive, are short-term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

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

ITEM 1A. RISK FACTORS - continued

As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online, mobile and offline advertising and marketing. We plan to make significant expenditures for online and mobile display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

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

We rely on application marketplaces, such as Apple’s App Store, to drive downloads of our mobile applications. In the future, Apple or other operators of application marketplaces may make changes to their marketplaces which may make access to our products and services more difficult. Our rankings in Apple’s App Store may also drop based on the following factors:

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

We are subject to income taxes in the United States. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and results of operations.

ITEM 1A. RISK FACTORS - continued

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

For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites, as well as content submitted by users, such as comments, photographs and videos. We could be subject to liability for posting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on use of third party content, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation limiting the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our products are used. As a result, claims could be threatened and filed under both U.S. and foreign laws based upon use of third party content asserting, among other things, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.

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

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success.  For example, we currently rely heavily on the trademark “iHookup” to market our product and seek to build and maintain brand loyalty and recognition. We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

We have a limited operating history, and only began to generate revenue in 2014 which makes it difficult to effectively assess our future prospects or forecast future results. We encounter or may encounter many risks in this developing and rapidly evolving market. These risks and challenges include its ability to, among other things:

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of March 31, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,276 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 2,020 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2014 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

ITEM 1A. RISK FACTORS - continued

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

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of March 31, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,276 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 2,020 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

As of December 31, 2014, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1A. RISK FACTORS - continued

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

Our stock price has been volatile and your investment could lose value.

The trading price of our common stock has been volatile and could be subject to wide fluctuations due to various factors. The timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Moreover, if the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the public offering price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future.

The trading price of our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our common stock.

Our common stock is traded on the OTC Pink Sheets and historically has had a low average daily trading price relative to many other stocks. Thinly traded stocks can have more price volatility than stocks trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded, and can limit an investor’s ability to quickly sell blocks of stock. If there continues to be low average daily trading volume or price in our common stock investors may be unable to quickly liquidate their investments or at prices investors consider to be adequate.

ITEM 1A. RISK FACTORS - continued

Because our common stock is quoted and traded on the OTC Pink Sheets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC Pink Sheets or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

During the year ended December 31, 2014, we received $1,186,850 in convertible note financing and $250,000 in promissory note financing. During the quarter ended March 31, 2015, we received $806,562 in convertible note financing. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “HKUP”. There is no established trading market for the Company’s Series A Preferred Stock.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCQB Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2014	$0.05	$0.04
September 30, 2014	$0.30	$0.23
June 30, 2014	$3.98	$2.91
March 31, 2014	$3.00	$2.90
December 31, 2013	$3.00	$0.08
September 30, 2013	$9.00	$2.00

On October 13, 2014, we received notice from OTC Markets Group that the company will be delisted from OTCQB and moved to OTC Pink Sheets on October 14, 2014. On May 1, 2014, OTCQB implemented new eligibility standards for OTCQB which requires companies to maintain a closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. The closing bid price of the company’s common stock had fallen below $0.01 for 30 consecutive calendar days from September 11, 2014. We believe that, among other reasons, the conversion of previously issued convertible notes into the company’s common stock at substantial discounts and the subsequent sale of such common stock by the note holders, caused the decrease in price.

The company filed a Schedule 14C on January 22, 2015 to effect a reverse split of 100 to 1. FINRA approved of the reverse split effective as of March 19, 2015. In order to regain OTCQB eligibility, the company will need to have a closing bid price of at least $0.01 for 30 consecutive calendar days. Upon stabilizing its stock price, the company plans to apply to be re-listed on the OTCQB as soon as reasonably practicable.

On March 31, 2015, the closing price of our common stock as reported by the OTC Bulletin Board was $0.007 per share.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Transfer Agent

Our shares of common stock are issued in registered form.  Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Holders of Our Common Stock

As of March 31, 2015, there were 42 registered holders of record of our common stock. As of such date, 25,824,923 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 4,974 shares of our common stock are available for issuance under the stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,409	$1,136	1,565
Total	3,409	$1,136	1,565

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

We were a mineral exploration company until January 31, 2014 when we effected the Merger with iHookup Social. We have minimal revenues from our mobile app, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Accordingly, we will be dependent on future additional financing in order to fund our anticipated cash needs, and to seek other business opportunities in new business opportunities. There are no assurances that we will be able to complete such future additional financing for other business opportunities.

Results of Operations

Years Ended December 31, 2014 and 2013

Our cash as of December 31, 2014 was $0. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the period from inception (December 2, 2013) to December 31, 2014 we had operating revenues of $167,079 and incurred an accumulated deficit of $4,310,032. For the year ended December 31, 2014, our net loss was $3,681,667.

Our operating expenses for our fiscal years ended December 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	$	$
REVENUES	167,079	-

OPERATING EXPENSES
Accretion and interest expense	1,240,935	-
Commissions	50,124	-
General and administrative	1,372,772	16,109
Financing costs	90,716	-
Product development	259,984	-
App hosting	103,927	-
Sales and marketing	512,897

TOTAL OPERATING EXPENSES	3,631,355	16,109

Liquidity and Capital Resources

Working Capital
	December 31, 2014	December 31, 2013
	(audited)	(audited)
Current Assets	$111,000	$-
Current Liabilities	$1,084,154	$16,109
Working Capital Deficiency	$(973,154)	$(16,109)

As of December 31, 2014, current assets consisted of accounts receivable of $14,137, prepaid expenses of $49,741, and debt issue costs of $47,122.

As of December 31, 2014, current liabilities consisted of accounts payable of $683,516, convertible notes of $120,432, promissory notes and accrued interest of $261,425, cheques issued in excess of cash on hand of $945, and deferred revenue of $17,836.

As of December 31, 2013, current liabilities consisted of accounts payable of $16,109.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(1,439,261)	$-
Net Cash Provided by (Used in) Investing Activities	966	-
Net Cash Provided by (Used in) Financing Activities	1,437,350	-
Net Increase (Decrease) in Cash	$(945)	$-

Operating Activities

Net cash used in operating activities for the 12-month period ended December 31, 2014 consisted of net loss from operations of $3,681,667 offset by adjustments for non cash items including accretion expense of $1,168,982, shares issued for services of $225,325, and impairment loss of $293,750. Net cash used in operating activities for the 12-month period ended December 31, 2014 was further adjusted for changes in accounts payable of $620,934, increase in deferred revenue of $17,836, and decrease in prepaid expenses of $5,350.

Investing Activities

Net cash provided by investing activities for the 12-month period ended December 31, 2014 consisted of cash acquired in the merger.

Financing Activities

Net cash provided by financing activities for the 12-month period ended December 31, 2014 consisted primarily of proceeds from convertible notes of $1,186,850 and proceeds from promissory notes of $250,000.

Securities Purchase Agreement and Convertible Note with Asher Enterprises, Inc.

As of February 24, 2014, the Company entered into a securities purchase agreement (the “Asher SPA”) with Asher Enterprises Inc. (“Asher”), pursuant to which the Company sold to Asher a $63,000 face value 8% Convertible Note (the “Asher Note”) with a term to November 26, 2014 (the “Asher Maturity Date”). Interest accrues daily on the outstanding principal amount of the Asher Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the Asher Note and interest is payable on the Asher Maturity Date. The Asher Note is convertible, in whole or in part, into common stock beginning six months after the issue date (February 24, 2014) (the “Issue date”), at the holder’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iii) 140% if prepaid 91 days following the closing through 120 days following the Issue Date, (iv) 150% if prepaid 121 days following the Issue Date through 180 days following the Issue Date, and (v) 175% if prepaid 181 days following the Issue Date through the Asher Maturity Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Asher does not have the right to convert the Note, to the extent that Asher and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. Asher has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid Asher $3,000 for its legal fees and expenses.

Securities Purchase Agreements and Convertible Redeemable Promissory Notes with Coventry Enterprises LLC

As of March 18, 2014 (“Issue Date”), and with a  closing date of March 20, 2014, the Company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises LLC.,  (“Coventry”), pursuant to which the Company sold to Coventry a $50,000 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”). Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 15 trading day period prior to conversion. In the event the Company prepays the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. The Company may not prepay the Coventry Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. The Company paid Coventry $2,500 for its legal fees and expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of October 7, 2014 and with a closing date of October 8, 2014, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $75,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on October 8, 2014.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $75,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 7, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

Convertible Redeemable Promissory Notes with GEL Properties LLC

On February 10, 2014, the Company entered into a securities purchase agreement (the “GEL SPA”) with GEL Properties LLC (“GEL”), pursuant to which the Company will sell a one-year, 8% Convertible Redeemable Note to GEL ( the “GEL Note”). GEL has funded $25,000 at closing on February 10, 2014. The term of the GEL Note is one year (the “GEL Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the GEL Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid GEL $1,500 for its legal fees and expenses, and paid a 3rd party broker a $2,500 commission.

In connection with the GEL transaction, on February 10, 2014, 2014, the Company issued an 8% Convertible Redeemable Promissory Note (the “GEL Replacement Note”) to GEL,  in the face amount of $13,483, with a term to February 6, 2015 (the “GEL Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The GEL Replacement Note was issued in exchange for the surrender by GEL to the Company of $12,500 of the face value of a 10% Convertible Promissory Note dated April 24, 2013, granted by the Company in favor of the Morley Company Family Investment, LLLP  (the “Morley Note”). By virtue of a Debt Purchase Agreement dated February 10, 2014, GEL purchased $13,483 of the Morley Note, and the parties agreed to exchange this amount of the Morley Note for the GEL Replacement Note. Provided certain conditions are met, the GEL Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the GEL Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable

 On February 17, 2014, The Company entered into a securities purchase agreement (the “GEL SPA”) with GEL Properties LLC (“GEL”), pursuant to which the Company will sell a one-year, 8% Convertible Redeemable Note to GEL ( the “GEL Note”) with an effective date of February 17, 2014. GEL has funded $21,000 at closing on February 20, 2014. The parties have agreed in writing to change the effective date of the LG SPA and LG Note to February 20, 2014.  The term of the GEL Note is one year (the “GEL Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the GEL Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid GEL $1,000 for its legal fees and expenses, and paid a 3rd party broker a $2,000 commission.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In connection with the GEL transaction, on February 20, 2014, 2014, the Company issued an 8% Convertible Redeemable Promissory Note dated February 17, 2014 (the “GEL Replacement Note”) to GEL,  in the face amount of $50,000, with a term of one year (the “GEL Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The GEL Replacement Note was issued in exchange for the surrender by GEL to the Company of $50,000 of the face value of a Convertible Promissory Note dated April 2, 2013, granted by the Company in favor of the GCA Strategic Investment Fund, Limited (the “GCA Note”). By virtue of a Debt Purchase Agreement dated February 17, 2014, GEL purchased $50,000 of the GCA Note on February 20, 2014, and the parties agreed to exchange this amount of the GCA Note for the GEL Replacement Note. Provided certain conditions are met, the GEL Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at GEL’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the GEL Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable

Promissory note with JMJ Financial

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

During the year ended December 31, 2014 the Company received $80,000 in two tranches on this debenture.

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

On October 14, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $43,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii) 120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

On November 13, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”), pursuant to which the Company sold to KBM a $43,000 face value 8% Convertible Note (the “KBM Note”) with a term of nine months (the “KBM Maturity Date”). Interest accrues daily on the outstanding principal amount of the KBM Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the KBM Note and interest is payable on the KBM Maturity Date. The KBM Note is convertible into common stock six months after the issue date, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 115% if prepaid between 31 days following the Issue Date through 60 days following the Issue Date, (iii) 120% if prepaid between 61 days following the Issue Date through 90 days following the Issue Date, (iv) 125% if prepaid between 91 days following the Issue Date through 120 days following the Issue Date, and (v) 135% if prepaid between 121 days following the Issue Date through 180 days following the Issue Date. The Company may not prepay the KBM Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the KBM Note becomes immediately due and payable. Should that occur the Company is liable to pay KBM 150% of the then outstanding principal and interest. KBM does not have the right to convert the KBM Note, to the extent that KBM and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. KBM has a right of first refusal to participate in future financings below $45,000 for a period of 12 months. The Company paid KBM $3,000 for its legal fees and expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On February 18, 2015, the Company paid the remaining balances on all the KBM notes by issuing a convertible promissory note to JABRO Funding LLC in the amount of $86,000 and using the proceeds to pay off the obligations to KBM.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreement and Convertible Notes with LG Capital Funding, LLC

On February 10, 2014, the Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which the Company will sell a one-year, 8% Convertible Redeemable Note to LG ( the “LG Note”). LG has funded $25,000 at closing on February 10, 2014. The term of the LG Note is one year (the “LG Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,500 for its legal fees and expenses, and paid a 3rd party broker a $2,500 commission.

In connection with the LG transaction, on February 10, 2014, 2014, the Company issued an 8% Convertible Redeemable Promissory Note (the “LG Replacement Note”) to LG,  in the face amount of $13,483, with a term to February 6, 215 (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The LG Replacement Note was issued in exchange for the surrender by LG to the Company of $12,500 of the face value of a 10% Convertible Promissory Note dated April 24, 2013, granted by the Company in favor of the Morley Company Family Investment, LLLP  (the “Morley Note”). By virtue of a Debt Purchase Agreement dated February 10, 2014, LG purchased $13,483 of the Morley Note, and the parties agreed to exchange this amount of the Morley Note for the LG Replacement Note. Provided certain conditions are met, the LG Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the LG Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

On February 17, 2014, The Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding LLC (“LG”), pursuant to which the Company will sell a one-year, 8% Convertible Redeemable Note to LG ( the “LG Note”) with an effective date of February 17, 2014. LG has funded $21,000 at closing on February 20, 2014. The parties have agreed in writing to change the effective date of the LG SPA and LG Note to February 20, 2014. The term of the LG Note is one year (the “LG Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus interest under the LG Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 50% of the average of the two (2) lowest closing prices in the ten (10) trading days previous to the conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. The Company paid LG $1,000 for its legal fees and expenses, and paid a 3rd party broker a $2,000 commission.

In connection with the LG transaction, on February 20, 2014, 2014, the Company issued an 8% Convertible Redeemable Promissory Note dated February 17, 2014 (the “LG Replacement Note”) to LG,  in the face amount of $50,000, with a term of one year (the “LG Replacement Note Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annual equal to 8% on the basis of a 365-day year. The LG Replacement Note was issued in exchange for the surrender by LG to the Company of $50,000 of the face value of a Convertible Promissory Note dated April 2, 2013, granted by the Company in favor of the GCA Strategic Investment Fund, Limited  (the “GCA Note”). By virtue of a Debt Purchase Agreement dated February 17, 2014, LG purchased $50,000 of the GCA Note on February 20, 2014, and the parties agreed to exchange this amount of the GCA Note for the LG Replacement Note. Provided certain conditions are met, the LG Replacement Note and accrued interest is convertible into common stock at any time after the issuance date, at LG’s option, at a conversion price equal to a 50% discount to the average of the two lowest closing bid prices for the ten trading days prior to conversion. The Company has no right to prepay the LG Replacement Note in full or in part. On the occurrence of certain events, at the request of the holder, the Note is payable at 150% of face amount plus accrued and unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the Note becomes immediately due and payable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of March 18, 2014 (“Issue Date”), and with a closing date of March 21, 2014, the Company entered into a securities purchase agreement (the “LG SPA”) with LG Capital Funding, LLC (“LG”), pursuant to which the Company sold to LG a $50,000 face value 8% Convertible Note (the “LG Note”) with a term of twelve months (the “LG Maturity Date”). Interest accrues daily on the outstanding principal amount of the LG Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the LG Note is payable on the LG Maturity Date. The LG Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 15 trading day period prior to conversion. In the event the Company prepays the LG Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid during the period commencing on the Issue Date through 180 days thereafter. The Company may not prepay the LG Note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the LG Note becomes immediately due and payable. The Company paid LG $2,500 for its legal fees and expenses and paid a third party a $5,000 placement fee.

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

Securities Purchase Agreement and Convertible Redeemable Promissory Notes with Beaufort Ventures PLC

On March 7, 2014 and with a closing date of March 11, 2014, The Company entered into a securities purchase agreement (the “Beaufort SPA”) with Beaufort Ventures PLC (“Beaufort”), pursuant to which the Company will sell a six month, 8% Convertible Redeemable Note to Beaufort ( the “Beaufort Note”). On March 11, 2014, Beaufort funded $55,000 at closing.  The maturity date of the Beaufort Note is September 7, 2014 (the “Beaufort Maturity Date”), upon which the outstanding principal amount for the Beaufort Note is payable. Amounts funded plus interest under the Beaufort Notes are convertible into common stock at any time after the requisite rule 144 holding period, at the holder’s option, at a conversion price equal to 58% of the lowest closing price in the ten (10) trading days previous to the conversion. However, if the Company’s share price loses the bid at any time before September 7, 2014 (ex: .0001 on the ask with zero market makers on the bid on level 2), loses DTC eligibility, or gets “chilled for deposit”, then the fixed conversion price resets to $.00001. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the Issue Date through 90 days thereafter, and (ii) 140% if prepaid 91 days following the closing through 180 days following the Issue Date. There is no redemption after the 180th day following the date of this note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable.

In connection with the Beaufort transaction, on March 7, 2014, 2014, the Company entered into a debt purchase agreement (the “Beaufort Debt Purchase Agreement”) with Beaufort and GCA Strategic Investment Fund, Limited (“GCA”), whereby Beaufort agreed to assume $90,000 of the face value of a Convertible Promissory Note dated April 24, 2013, granted by the Company in favor of GCA (the “GCA Note”) on terms modified to be consistent with the Beaufort Note.

Securities Purchase Agreement and Convertible Redeemable Promissory Notes with Carebourn Capital L.P.

As of November 21, 2014, the Company entered into a securities purchase agreement  with Carebourn Capital L.P. (“CAREBOURN”), pursuant to which the Company sold to CAREBOURN a $62,500 face value 12% Convertible Note (the “CAREBOURN Note”) with a term of nine months (the “CAREBOURN Maturity Date”). Interest accrues daily on the outstanding principal amount of the CAREBOURN Note at a rate per annual equal to 12% on the basis of a 365-day year. The principal amount of the note and interest is payable on the CAREBOURN Maturity Date. The note is convertible into common stock beginning six months after the issue date  (the “Issue date”), at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 130% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 135% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 140% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, and (v) 145% if prepaid 121 days following the Issue Date through the 150 days following the Issue Date, and (vi) 150% if prepaid 151 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. CAREBOURN does not have the right to convert the Note, to the extent that CAREBOURN and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. The Company paid CAREBOURN $2,500 for its legal fees and expenses.

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

Letter Agreement, Promissory Note, Pledge Agreement, and Indemnification Agreement with Beaufort Capital Partners LLC

During the year ended December 31, 2014 the Company entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC (“Beaufort”), pursuant to which Beaufort agrees to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. During the term, the Loan may be made in monthly installments of $100,000 each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”). Each Note shall be secured by a pledge of 80,000 shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”). Notwithstanding the foregoing, upon the occurrence of an Event of Default (defined below), Beaufort may terminate its obligations under the Letter Agreement without notice.

During the year ended December 31, 2014 and pursuant to the Letter Agreement, Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. An “Event of Default” is defined as (i) the failure of the Company to make the payments owed under the Notes in a timely manner, or (i) the initiation of bankruptcy proceedings by the Company. Upon an Event of Default, the unpaid principal balance of the Note shall be due and payable immediately, at Beaufort’s option. Additionally, if there is an Event of Default after the Maturity Date, interest shall accrue on the outstanding principal balance of the Notes at 10% per annum on the basis of a 360-day year (“Default Interest”), or if such Default Interest is not permitted by law, then the maximum rate of interest as permitted by applicable law. As of December 31, 2014 the Company recorded interest expense of $11,425 on these Notes.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On January 29, 2015, The Company and Beaufort entered into a Securities Exchange and Settlement Agreement whereby the first $100,000 promissory note was replaced with a convertible note. Between February 17, 2015 and March 19, 2015, the Company paid this convertible note and the other two promissory notes, together with interest totaling $262,402, by issuing new convertible notes to Coventry Enterprises LLC and using the proceeds to pay the obligations to Beaufort.

Convertible Note Purchase Agreement and Convertible Note with Bingham McCutchen

During the year ended December 31, 2014 the Company entered a convertible note purchase agreement  with an effective date of July 1, 2014 with Bingham McCutchen LLP (“Bingham”), pursuant to which the Company sold to Bingham an 8% Convertible Notes (the “Notes”) with a value of $40,465. Interest on this Note shall be computed on the basis of a 365-day year and actual days elapsed.

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

Subsequently, the note was acquired from Bingham by Carebourn Capital LP (“Carebourn”).

Subsequent events

Subsequent to December 31, 2014 the Company obtained proceeds of $806,562 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $806,562, with interest rates between 8% and 12% per annum and maturing between six months and one year from the dates of issuance. The Company used $348,402 of the proceeds to pay off various convertible and promissory notes and used $207,660 to pay other debts. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. The Company paid $37,350 in legal fees and other expenses in connection with these debentures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At December 31, 2014, we had an accumulated deficit of $4,310,032 since our inception and incurred a net loss of $3,681,667 for the year ended December 31, 2014.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the dating app industry or new business opportunities. We are considered a development stage company in the dating app industry. As of December 31, 2014, there is no assurance that we will be able raise sufficient capital to sustain our operations.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2014.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company derives revenues from the sale of application software, unlimited messaging subscriptions for periods varying from one to twelve months, and arrangements for virtual gifts and access to special features referred to as coin packs. Revenue from the sale of application software is recognized upon download. Revenue from messaging subscriptions is recognized as revenue ratably over the subscription period beginning on the date the service is made available to customers. Revenue from coin packs is recognized on a consumption basis commensurate with the customer utilization of such resources.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2014, the Company incurred $254,845 in advertising costs.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to its fair value. If the future value of the asset is lower than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value.

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

Allowance for Doubtful Accounts

The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the year ended December 31, 2014, the Company did not have any allowance for doubtful accounts.

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

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 27,687,805 as of December 31, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IHOOKUP SOCIAL, INC.
(FORMERLY TITAN IRON ORE CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F-2

Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014 and for the period from December 2, 2013 (inception) to December 31, 2013	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2014, and for the period from December 2, 2013 (inception) to December 31, 2013	F-4

Consolidated Statement of Cash Flows for the year ended December 31, 2014 and for the period from December 2, 2013 (inception) to December 31, 2013	F-5

Notes to the Consolidated Financial Statements	F-7 - F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

iHookup Social, Inc.

We have audited the accompanying consolidated balance sheets of iHookup Social, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014 and the period from inception on December 2, 2013 to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iHookup Social, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the year ended December 31, 2014 and the period from inception on December 2, 2013 to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 15, 2015

 IHOOKUP SOCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2014	December 31, 2013

Current assets

Accounts receivable	$14,137	$—
Prepaid expenses	49,741	—
Debt issue costs (Note 11)	47,122	—
Total current assets	111,000	—

TOTAL ASSETS	$111,000	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Cheques issued in excess of cash on hand	$945	$—
Accounts payable	683,516	16,109
Convertible debentures (Note 11)	120,432	—
Deferred revenue	17,836
Promissory notes and accrued interest (Note 6)	261,425	—

Total liabilities	1,084,154	16,109

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,807 shares issued and outstanding (Note 4)	2	—
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 8,802,940 (December 31, 2013 – 5,413) shares issued and outstanding (Note 4)	881	1
Additional paid-in capital	3,340,495	4,999
Common stock subscriptions receivable (Note 9)	(4,500)	(5,000)
Deficit	(4,310,032)	(16,109)
Total Stockholders' Deficit	(973,154)	(16,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2014	Period from December 2, 2013 (inception) to December 31, 2013

REVENUES	$167,079	$-

OPERATING EXPENSES
Accretion and interest expense	$1,240,935	$-
App hosting	103,927	-
Commissions	50,124	-
General and administrative (Note 9)	1,372,772	16,109
Financing costs	90,716	-
Product development	259,984	-
Sales and marketing	512,897	-

TOTAL OPERATING EXPENSES	3,631,355	16,109

LOSS FROM OPERATIONS	(3,464,276)	(16,109)

OTHER EXPENSES
Impairment loss (Note 12)	(293,750)	-
Gain on extinguishment of debt (Notes 3 and 6)	76,359	-

NET LOSS AND COMPREHENSIVE LOSS	$(3,681,667)	$-

BASIC AND DILUTED LOSS PER SHARE	(2.84)	(2.98)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,295,364	5,413

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION ON DECEMBER 2, 2013 TO DECEMBER 31, 2014
(Expressed in US dollars)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Deficit	Total
Balance, December 2, 2013	—	$—	—	$—	$—	$—	$—	$—

Shares issued for cash	5,413	1	—	—	4,999	(5,000)	—	—

Net loss for the period	—	—	—	—	—	—	(16,109)	(16,109)

Balance, December 31, 2013	5,413	$1	—	$—	$4,999	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 12)	—	—	588	1	293,749	—	—	293,750

Conversion of preferred shares (Note 4)	771,426	77	(2,193)	(1)	(76)	—	—	—

Reverse acquisition transaction (Note 13)	111,000	11	24,413	2	479,546	—	(612,256)	(132,697)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	197,495	20	—	—	269,696	—	—	269,716

Convertible notes (net) (Note 11)	7,717,606	772	—	—	2,292,581	—	—	2,293,353

Net loss for the year	—	—	—	—	—	—	(3,681,667)	(3,681,667)

Balance, December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US dollars)

	Year ended December 31, 2014	Period from December 2, 2013 (inception) to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(3,681,667)	$(16,109)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	293,750	—
Interest on promissory note	11,425	—
Accretion expense	1,168,982	—
Gain on extinguishment of debt	(76,359)	—
Shares issued for services	225,325	—
Changes in Operating Assets and Liabilities		—
Decrease (increase) in accounts receivable	(14,137)	—
Increase (decrease) in deferred revenue	17,836	-
Decrease (increase) in prepaid expenses	(5,350)	-
Increase (decrease) in accounts payable	620,934	16,109
Net Cash Used in Operating Activities	(1,439,261)	-

Cash Flows provided by Investing Activities:
Cash acquired in the Merger	966	—
Net Cash Provided by Investing Activities	966	—

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	1,186,850	—
Proceeds from promissory notes	250,000	—
Share subscriptions received	500	—
Net Cash Provided by Financing Activities	1,437,350	—

Net Increase (Decrease) in Cash	(945)	—

Cash– Beginning	—	—

Cheques Issued in Excess of Cash on Hand – Ending	$(945)	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$1,437,436	$-
Shares issued in reverse acquisition transaction	$68,366	-

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

1.  NATURE OF BUSINESS AND GOING CONCERN

iHookup Social, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada with a plan to produce user-friendly software that creates interactive digital yearbook software for schools, resulting in nominal revenue of $4,855.

Effective June 15, 2011, the Company completed a merger with its subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name from “Digital Yearbook Inc.” to “Titan Iron Ore Corp.” The Company then began to pursue business in the area of mining exploration.

On February 3, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with iHookup Operations Corp., a wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”) and iHookup-DE, whereby iHookup-DE was the surviving entity and became the wholly-owned subsidiary of the Company. iHookup-DE’s former stockholders exchanged all of their 6,000 shares of outstanding common stock for 25,000 shares of the Company’s designated Series A Preferred Stock.

The Merger was regarded as a reverse recapitalization whereby iHookup-DE was considered to be the accounting acquirer as its shareholders retained control of the Company after the Merger. During the period ended March 31, 2014, the Merger was completed (see Note 13) and as a result, iHookup-DE acquired the net liabilities of the Company.

As a result of the Merger, the Company ceased its prior operations and its business became the development and dissemination of a “proximity based” mobile-social media application that facilitates connections between people, utilizing the intelligence of global positioning system and localized recommendations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of December 31, 2014 the Company has a working capital deficiency of $973,154 and has an accumulated deficit of $4,310,032 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes (see Note 15).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements include the accounts of iHookup Social, Inc., from the date of acquisition, and its wholly owned subsidiary, iHookup-DE from inception (see Note 13).

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 29, 2014, the Company completed a common stock and preferred stock reverse stock split at a ratio of 20 to 1. Furthermore, on March 19, 2015, the Company completed a common stock and preferred stock reverse stock split at a ratio of 100 to 1. The reverse stock splits have been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of assets and liabilities acquired in asset acquisition and reverse recapitalization transactions, useful life and recoverability of long-lived assets, valuation of convertible debenture conversion options, deferred income tax asset valuations, financial instrument valuations, share based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company derives revenues from the sale of application software, unlimited messaging subscriptions for periods varying from one to twelve months, and arrangements for virtual gifts and access to special features referred to as coin packs. Revenue from the sale of application software is recognized upon download. Revenue from messaging subscriptions is recognized as revenue ratably over the subscription period beginning on the date the service is made available to customers. Revenue from coin packs is recognized on a consumption basis commensurate with the customer utilization of such resources.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2014, the Company incurred $254,845 in advertising costs.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to its fair value. If the future value of the asset is lower than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value.

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

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method in determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of comprehensive loss over the requisite service period.

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the year ended December 31, 2014, the Company did not have any allowance for doubtful accounts.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Financial Instruments
Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, promissory notes, and convertible debentures. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of December 31, 2014, there were approximately 27,687,805 potentially dilutive shares outstanding.

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

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this ASU beginning with the year ended December

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

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

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

3.  MINERAL PROPERTIES

Wyoming Iron Complex Properties
The Company was formerly involved in mineral exploration activities for (i) the property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming (“Leased Real Property”); and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management (“Unpatented Mining Claims,” and together with the Leased Real Property, the “Wyoming Iron Complex”). The Company was assigned the rights to Wyoming Iron Complex in exchange for a promissory note. At the time of the Merger described in Note 13, the Company did not expect to go forward with any mining or mineral exploration activities at these sites. An impairment analysis was conducted at the time of the Merger and no impairment was recorded as the fair value of Wyoming Iron Complex (considered to be the carrying value of the promissory note) exceeded the carrying value. During the year ending December 31, 2014, the mineral property was surrendered to settle the outstanding promissory note as per Note 6, resulting in a gain of $76,359 on the extinguishment of debt.

4.  COMMON AND PREFERRED STOCK

Issued during 2014:

During the year ended December 31, 2014, as a part of a reverse acquisition transaction, iHookup-DE’s former stockholders exchanged all of their 6,000 shares of outstanding common stock for 25,000 shares of the Company’s designated Series A Preferred Stock (see Note 13).

During the year ended December 31, 2014, the Company issued 7,717,606 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 11).

During the year ended December 31, 2014, the Company issued 197,495 shares of common stock to various consultants in exchange for investor relations and advertising services.

During the year ended December 31, 2014, the Company issued 771,426 shares of common stock to various holders of preferred stock upon conversion or such preferred stock.

On April 29, 2014, the Company completed a common stock and preferred stock reverse stock split at a ratio of 20 to 1. Furthermore, on March 19, 2015, the Company completed a common stock and preferred stock reverse stock split at a ratio of 100 to 1. The reverse stock splits have been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

Preferred Stock:

The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000).

Issued during 2013:

During the period ended December 31, 2013 1,083 shares of common stock were issued to two directors and officers of the Company for an aggregate amount of $1,000. The amount owing to the Company from these officers and directors as of December 31, 2013 was $1,000.

During the period ended December 31, 2013 the Company sold and issued 4,330 shares of common stock to a company controlled by an officer and director for an aggregate amount of $4,000 and $4,000 was owing and payable to the Company as of December 31, 2013.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number	Exercise
	of	Price
	Warrants	$
Warrants of the Company outstanding and exercisable as at the Merger	859	1,700
Warrants expired during the period	(525)	1,500
Balance, December 31, 2014	334	2,000

Details of share purchase warrants outstanding as of December 31, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

334	$2,000	January 10, 2015
334	$2,000

6.  PROMISSORY NOTES

As part of the Merger described in Note 13, the Company acquired a Promissory Note due to Wyomex Limited Liability Company (“Wyomex”). On May 7, 2014, the carrying value of the Promissory Note was $1,282,370. On May 7, 2014, the Company entered into an arrangement to settle the Promissory Note by conveying the Strong Creek and Iron Mountain Properties described in Note 3 to Wyomex. The carrying value of the mineral properties on that date was $1,206,011 and the Company recorded a gain on extinguishment of debt of $76,359.

As of June 25, 2014, the Company entered into a Letter Agreement (the “Letter Agreement”) with Beaufort Capital Partners LLC to loan (the “Loan”) up to $400,000 to the Company upon the Company’s written request. From June 25, 2014 to October 1, 2014 (the “Term”), the Loan may be made in monthly installments of One Hundred Thousand Dollars ($100,000) each and must be made within three (3) days of the receipt of the written request from the Company and evidenced by a Secured Promissory Note (the “Note”).  Each Note shall be secured by a pledge of shares of common stock of the Company provided by Copper Creek Holdings, LLC (“Copper Creek”), pledged under the terms and conditions of a Stock Pledge Agreement (the “Pledge”).

During the year ended December 31, 2014 and pursuant to the Letter Agreement, Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. As of December 31, 2014 the Company recorded interest expense of $11,425 on these Notes.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors of Titan Iron Ore Corp. (see Note 1) approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 4,974 common shares of the Company.

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of December 31, 2014:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	1,680	1,725
June 21, 2022	400	500
June 25, 2023	134	850
	$1,044	3,075

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2014, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2013	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-
Stock options of the Company outstanding and exercisable at the Merger	3,075	1,044	7.57
Outstanding, December 31, 2014	3,075	1,044	7.57	-
Exercisable, December 31, 2014	3,075	1,044	7.57	-

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

8.  COMMITMENTS

The following table summarizes our significant contractual obligations as of December 31, 2014:

2015
Convertible Notes (1)	583,744
Operating Leases (2)	5,564
Service Contracts (3)	16,997
Employment Agreements (4)	300,000
Promissory Notes (5)	261,425
1,167,730

(1) Principal and interest for various convertible notes due at the maturity date.
(2) Rents payable for office space.
(3) Service contracts for app and website hosting and investor relations services.
(4) Employment agreements with related parties.
(5) Principal and interest for various promissory notes due at the maturity date.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2014, the Company incurred $363,334 in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2014, the Company incurred $363,866 in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses. The Company also entered into an asset purchase agreement with this company (see Note 12).

During the year ended December 31, 2014, the Company incurred $2,800 in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2014, the Company paid $4,500 to the spouse of an officer and director with such costs being recorded as sales and marketing expenses.

As of December 31, 2014, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common.

As of December 31, 2014, included in prepaid expenses is $2,938 advanced to the Chief Executive Officer of the Company.

As of December 31, 2014, accounts payable include $42,352 payable to a company with two officers and directors in common, and $16,667 payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
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

Pursuant to ASC 825, cash and cheques issued in excess of cash on hand is based on "Level 1" inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory notes and convertible debentures approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of December 31, 2014, there were no assets or liabilities measured at fair value on a recurring basis presented on the  Company’s balance sheet, other than cheques issued in excess of cash on hand.

During the year ended December 31, 2014, the Company impaired intangible assets and wrote the carrying amount down to $nil, its estimated fair value determined using a level 3 measurement (see Note 12).

11.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	3-Sep-14	44,444	22,072	22,372	12%	3-Sep-15
c	)	23-Oct-14	58,800	50,098	8,702	8%	21-May-15
c	)	21-May-14	75,000	72,328	2,672	8%	21-May-15
d	)	7-Oct-14	75,000	73,381	1,619	8%	7-Oct-15
e	)	16-Jun-14	4,670	2,299	2,371	8%	18-Mar-15
e	)	14-Oct-14	43,000	41,218	1,782	8%	16-Jul-15
e	)	13-Nov-14	43,000	37,699	5,301	8%	7-Aug-15
f	)	16-Jun-14	29,222	-	29,222	12%	11-Dec-14
g	)	11-Jul-14	80,000	74,612	5,388	12%	10-Jul-15
h	)	21-Nov-14	62,500	40,120	22,380	12%	21-Aug-15
h	)	24-Nov-14	40,465	26,896	13,569	12%	24-Aug-15
			561,155	440,723	120,432

a)
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

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

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

b)
During the year ended December 31, 2013 the Company entered into a one year promissory note with JMJ Financial. The total amount that may be borrowed is $275,000, which includes an upfront fee of 10%. No interest is applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% is to be immediately applied to the principal and the 10% upfront fee. The note is secured by a General Security Agreement.

After 180 days from the issuance date the lender may convert all or part of the unpaid principal and upfront fee into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to the lesser of $0.07 or 60% of the market price. The market price is defined as the lowest two closing bid prices in the 20 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion.

After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

c)
The Company entered into 2 convertible promissory notes (“LG Notes”) with LG Capital Funding, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the average of the lowest closing bid prices during the 15 trading days preceding the conversion. The LG Notes cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The notes are secured by General Security Agreement. The convertible debentures may be repaid by the Company as follows:

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 16% per annum and the LG Notes become immediately due and payable.

d)
On October 2, 2014, the Company entered into a convertible debenture agreement with Coventry Enterprises, LLC (“Coventry”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the lowest closing bid price for fifteen days preceding the conversion. The note is secured by a General Security Agreement. The convertible debenture may be repaid by the Company as follows:

·	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon;

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Notes become immediately due and payable.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

e)
The Company entered into several convertible promissory notes (“KBM Notes”) with KBM Worldwide Inc. (“KBM”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 58% of the average price of the lowest 3 day trading days during the 10 trading days preceding the conversion. The KBM Notes cannot be converted, to the extent that KBM Worldwide Inc. and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The notes are secured by a General Security Agreement. The convertible debenture may be repaid by the Company as follows:

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

f)
On June 16, 2014, the  Company entered into a Convertible Note Purchase Agreement  with JSJ Investments Inc. (“JSJ”), pursuant to which the Company sold to JSJ a $55,000 face value 12% Convertible Note with a term of six months. Interest accrues daily on the outstanding principal amount of the JSJ Note at a rate per annum equal to 12% on the basis of a 365-day year. The principal amount of the JSJ Note and interest is payable on the JSJ Maturity Date. The JSJ Note is convertible into common stock, at any time after the issue date, at JSJ’s option, at a 50% discount to the average of the three lowest trades on the previous 20 days before the date of the conversion notice or to the average of the three lowest trades on the previous 20 days before the date of execution of the JSJ Note. The note is secured by a General Security Agreement.

g)
On July 11, 2014, and with a  closing date of July 16, 2014, the Company entered into a Convertible Note Purchase Agreement  with Eastmore Capital LLC (“Eastmore”), pursuant to which the Company sold to Eastmore an $80,000 face value 12% Convertible Note with a maturity date of July 10, 2015. Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The Eastmore Note is convertible into common stock, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date.

Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to Eastmore, to prepay the outstanding balance on this note for $120,000 plus any and all accrued and unpaid interest on the unpaid principal amount. The note is secured by a General Security Agreement.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

h)
On November 21 and November 24, 2014, the Company entered into two securities purchase agreements  with Carebourn Capital L.P. (“Carebourn”), pursuant to which the Company sold to Carebourn a $62,500 face value 12% Convertible Note and a $40,465 face value 12% Convertible Note with a term of nine months. Interest accrues daily on the outstanding principal amount of the Carebourn Notes at a rate per annum equal to 12% on the basis of a 365-day year. The note is convertible into common stock beginning six months after the issue date at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

The Company may not prepay the notes after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Carebourn does not have the right to convert the Notes, to the extent that Carebourn and its affiliates would beneficially own in excess of 4.99% of our outstanding common stock. The notes are secured by a General Security Agreement.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2014 the conversion features would not meet derivative classification.

At December 31, 2014, the convertible debentures are unsecured. During the year ended December 31, 2014, $1,437,436 of convertible debentures were settled by issuing 7,717,606 shares of common stock of the Company.

During the year ended December 31, 2014, $190,000 of convertible debentures were settled through payment of cash and issuance of new convertible debentures.

During the year ended December 31, 2014, the Company incurred $111,085 in transaction costs in connection with the issuance of the convertible debentures.

12.  ASSET PURCHASE AGREEMENT

Pursuant to an asset purchase agreement dated January 18, 2014, the Company purchased the iHookup mobile application, its name, intellectual property, user database, certain domain names, and Apple developer from CheckMate Mobile, Inc., a Delaware corporation (“CheckMate”) for a purchase price of $293,750. The Company paid the purchase price by issuing 588 shares of its Series A Preferred Stock. Subsequent to the purchase, the assets were considered impaired, resulting in an impairment loss of a corresponding amount. On February 3, 2014, as part of the Merger described in Note 13, all outstanding Series A Preferred Stock of iHookup-DE held by CheckMate was converted into common stock of iHookup-DE at ratio of 1 to 1.

13.  MERGER

On February 3, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with iHookup Operations Corp., a wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”) and iHookup-DE, whereby iHookup-DE was the surviving entity and became the wholly-owned subsidiary of the Company. iHookup-DE’s former stockholders exchanged all of their 6,000 shares of outstanding common stock for 25,000 shares of the Company’s designated Series A Preferred Stock. Each share of the Company’s common stock entitles its holder to one (1) vote on each matter submitted to its stockholders. The holders of the Series A Preferred Stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former stockholders of iHookup-DE received a controlling interest in the Company.

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

13.  MERGER (CONTINUED)

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

$

Preferred shares issued	68,366
Net liabilities acquired	543,891

Adjustment to deficit	612,257

Details of net liabilities acquired:
Cash	966
Debt issue costs	13,123
Mineral properties	1,206,011
Accounts payable and accrued liabilities	(165,420)
Other	(23,404)
Promissory note	(1,229,728)
Convertible debt	(345,439)

Net liabilities acquired	543,891

14.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $2,295,294 (2013 - $16,109) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2034.

The components of the net deferred tax asset at December 31, 2014, and 2013, the statutory tax rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	December 31, 2014 $	December 31, 2013 $

Net loss before taxes	(3,681,667)	(16,109)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,288,583)	(5,638)
Amortization of beneficial conversion feature	479,295	-
Accretion of convertible debt	409,144	-
Other	76,087	-
Increase in valuation allowance	324,057	5,638

Reported income taxes	-	–

IHOOKUP SOCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
(Expressed in US dollars)

14.  INCOME TAXES (CONTINUED)
	December 31, 2014 $	December 31, 2013 $

Potential deferred tax asset
- Net operating losses	808,991	5,638
-Beneficial conversion feature and other	(479,295)	-
-Less valuation allowance	(329,696)	(5,638)

Net deferred tax assets	-	–

15.  SUBSEQUENT EVENTS

a)	Subsequent to December 31, 2014 the Company issued 16,998,960 shares in connection with conversion of convertible notes in the amount of $118,790

b)	Subsequent to December 31, 2014 the Company issued 1,150,000 shares of common stock for services in connection with a consulting services agreement.
c)
Subsequent to December 31, 2014 the Company obtained proceeds of $806,562 for various convertible debenture agreements (“Debentures”) entered into with face value totaling $806,562, with interest rates between 8% and 12% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. The Company paid $37,350 in legal fees and other expenses in connection with these debentures.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	46	January 31, 2014
Dean Rositano	President, CTO and Director	43	January 31, 2014
Frank Garcia	CFO	57	June 30, 2011

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Frank Garcia, CFO:

From 1997 to 2006, Mr. Garcia was employed in senior management positions by Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and UK retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia is currently the CFO of a publicly-traded mining exploration company -- Zoro Mining Corp. (OTCBB: ZORM). Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981. We believe Mr. Garcia is qualified to serve as an officer because he brings significant company knowledge as well as business and public company experience to our company.

Family Relationships

Robert Rositano, age 46, and Dean Rositano, age 43, are brothers.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Dean Rositano and Robert Rositano are both directors and 14.1% and 13.6%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of and iHookup.

CMI sold the iHookup mobile app to iHookup Social, Inc. for a purchase price of $293,750. iHookup Social, Inc. paid the purchase price by issuing 588 shares of its Series A Preferred Stock, priced at $500/share, to CMI.

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

Pursuant to the Merger Agreement dated January 31, 2014 by and between iHookup Social, Inc. and Titan, Titan’s Series A Preferred Stock consists of the following: 2,255 shares owned by Dean Rositano, 2,255 shares owned by Robert Rositano, 18,042 shares owned by Copper Creek Holdings, LLC, and 2,448 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Titan. Dean Rositano will also serve as President and Chief Technology Officer, while Robert Rositano will serve as Chief Executive Officer and Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2014 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Rositano	Nil	Nil	N/A
Dean Rositano	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not currently require a code of ethics.

Committees of the Board

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have a compensation committee or nominating and corporate governance committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the future.

Nominating and Corporate Governance Committee

We do not have a nominating and corporate governance committee. Our board of directors performed the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our board of directors or management using their business networks. Our board of directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee due to limited operations and resources.

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

Compensation Committee

We currently do not have a compensation committee. However, our board of directors may establish a compensation committee, which would consist of inside directors and independent members. Until a formal committee is established, our board of directors will continue to review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Audit Committee

The Company’s Board of Directors has a separately-designated standing Audit Committee established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s annual financial statements in accordance. As of the date of this annual report on Form 10-K, the Company’s Audit Committee is comprised of Dean Rositano and Robert Rositano.
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 who had total compensation exceeding $100,000; and

who we will collectively refer to as the named executive officers, for the years ended December 31, 2014 and 2013, are set out in the following summary compensation table:

ITEM 11. EXECUTIVE COMPENSATION - continued

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2014 2013	137,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	137,500 Nil
Dean Rositano President and CTO	2014 2013	137,500 Ni	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	137,500 Nil
Frank Garcia Chief Financial Officer	2014 2013	88,334 Ni	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	88,334 Nil

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Robert Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Robert Rositano to serve as Chief Executive Officer and Secretary of iHookup for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Robert Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Robert Rositano. The employment agreement provides, among other things, that Robert Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by iHookup; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Robert Rositano in connection with the performance of his duties as Chief Executive Officer and Secretary. Upon a successful launch of iHookup’s products and services and reaching the first 1,000,000 registered users, Robert Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When iHookup reaches a cumulative 5,000,000 registered users or more, Robert Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If iHookup is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Robert Rositano’s sole discretion. The Company may terminate Robert Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Robert Rositano’s vote.  If we terminate Robert Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Robert Rositano shall be entitled to  his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Robert Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination for a period of twelve (12) months. If Robert Rositano, however, terminates his employment prior to the end of the employment period without cause, Robert Rositano shall not be entitled to any severance and the Company shall have no further liability to Robert Rositano.  He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

Employment Agreement – Dean Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Dean Rositano to serve as President and Chief Technology Officer of iHookup for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Dean Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Dean Rositano. The employment agreement provides, among other things, that Dean Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by iHookup; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Dean Rositano in connection with the performance of his duties as President and Chief Technology Officer . Upon a successful launch of iHookup’s products and services and reaching the first 1,000,000 registered users, Dean Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When iHookup reaches a cumulative 5,000,000 registered users or more, Dean Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If iHookup is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Dean Rositano’s sole discretion. The Company may terminate Dean Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Dean Rositano’s vote.  If we terminate Dean Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Dean Rositano shall be entitled to  his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Dean Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination for a period of twelve (12) months. If Dean Rositano, however, terminates his employment prior to the end of the employment period without cause, Dean Rositano shall not be entitled to any severance and the Company shall have no further liability to Dean Rositano.  He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

ITEM 11. EXECUTIVE COMPENSATION - continued

Employment Agreement – Frank Garcia

Effective February 3, 2014, iHookup, a wholly-owned subsidiary of the Company, entered into an employment agreement with Frank Garcia to serve as Chief Financial Officer of iHookup.  Frank Garcia’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Frank Garcia. Frank Garcia received a base salary of $80,000 per year, which was automatically adjusted to $100,000 a year beginning April 1, 2014; and receive reimbursement for ordinary and necessary business expenses incurred by Frank Garcia in connection with the performance of his duties as Chief Financial Officer. Frank Garcia will be granted 20,000,000 stock options of the Company which shall become effective upon the effective date of a new Company stock option plan. The employment agreement provides, among other things, that Frank Garcia will be eligible for an annual bonus based on his performance and determined in the sole discretion of the Board of Directors. He is also eligible to participate in any employee benefit plan, retirement plan, and option plan maintained by iHookup. Frank Garcia’s employment is at will, and either party may terminate his employment at any time with or without cause; provided that Frank Garcia gives at least 30 days’ advance notice. He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of March 31, 2015 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

The following tabulation shows, as of the Record Date, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	10,883 (1)	Direct	47.72%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	2,255	Direct	9.89%

Series A preferred	Checkmate Mobile, Inc. 125 E. Campbell Ave., Campbell, California 95008	1,040	Direct	4.56%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	17,256	Direct	75.66%
	-Robert Rositano	8,628		37.83%
	-Stacy Rositano	8,628		37.83%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	10,883 (1)	Direct and	47.72%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	2,255	Direct	9.89%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	13,138 (1)	Direct and Indirect	57.61%

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC.
(2) Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Common stock	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	225,511	Direct	2.56%
	-Robert Rositano	112,755		1.28%
	-Stacy Rositano	112,755		1.28%

	(b) Directors

Common stock	Robert A Rositano Jr.	186,985 (1)	Direct and	2.12%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	76,959	Direct	0.87%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Common stock	Frank Garcia	770 (4)	Direct	0.01%
	1735 E Ft Lowell Rd,
	Tucson, AZ 85719

Common stock	Will Richards	16,428	Direct	0.19%

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(d) Officers and Directors as a Group for common stock	281,142 (1)	Direct and Indirect	3.20%

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC.
(2)  Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.
(3)  Based on 8,802,393 of common stock issued and outstanding as of December 31, 2014.
(4)  Includes 350 vested stock options.

Changes in Control

On February 3, 2014, the Company completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, the Company incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of six thousand (6,000) shares of outstanding common stock for twenty five thousand (25,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company.

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

During the year ended December 31, 2014, the Company incurred $363,334 (2013: $nil) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2014, the Company incurred $363,866 in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

During the year ended December 31, 2014, the Company incurred $2,800 in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2014, the Company paid $4,500 to the spouse of an officer and director with such costs being recorded as sales and marketing expenses.

As of December 31, 2014, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common.

As of December 31, 2014, included in prepaid expenses is $2,938 advanced to the Chief Executive Officer of the Company.

As of December 31, 2014, accounts payable include $42,352 payable to a company with two officers and directors in common, and $16,667 payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

There are several related party transactions reported within this annual report. All conflicts of interests between such related parties have been duly approved by the required board and/or shareholder approvals. Please see below for further disclosure:

Dean Rositano and Robert Rositano are both directors and 14.1% and 13.6%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Titan and iHookup.

CMI sold the iHookup mobile app to iHookup Social, Inc. for a purchase price of $293,750. iHookup Social, Inc. paid the purchase price by issuing 588 shares of its Series A Preferred Stock, priced at $500/share, to CMI.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Pursuant to the Merger Agreement dated January 31, 2014 by and between iHookup Social, Inc. and Titan, Titan’s Series A Preferred Stock consists of the following: 2,255 shares owned by Dean Rositano, 2,255 shares owned by Robert Rositano, 16,276 shares owned by Copper Creek Holdings, LLC, and 2,020 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Titan. Dean Rositano will also serve as President and Chief Technology Officer, while Robert Rositano will serve as Chief Executive Officer and Secretary.

Director Independence

Our common stock is currently quoted on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Under that definition of independent director, we do not have any independent director as of December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2014	December 31, 2013
Audit Fees (1)	$20,000	$20,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	nil	nil
Total	$20,000	$20,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Financial Statements of iHookup Social, Inc.

-	Balance Sheets as of December 31, 2014 and December 31, 2013
-	Statements of Comprehensive Loss for the year ended December 31, 2014 and for the period from December 2, 2013 (inception) to December 31, 2014
-	Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2014 and for the period from December 2, 2013 (inception) to December 31, 2014
-	Statements of Cash Flows for the year ended December 31, 2014, and for the period from December 2, 2013 (inception) to December 31, 2014
-	Notes to the Financial Statements
(b)

Exhibit
Number	Description
(2)	Plan of Acquisition, re-organization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger and Reorganization, dated as of January 31, 2014, by and among Titan Iron Ore Corp., iHookup Operations Corp and iHookup Social, Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
3.2	Amended and Restated Bylaws (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 29, 2014)
3.4
Certificate of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on January 22, 2015)

(10)	Material Contracts
10.1	2014 Stock Option Plan (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
Form of Stock Option Agreement (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.2	Securities Purchase Agreement dated March 26, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.3	Convertible Promissory Note dated March 26, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.4	Securities Purchase Agreement dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.5	Convertible Bridge Note dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.6	First Amendment to First Amended Securities Purchase Agreement dated April 2, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 5, 2013)
10.7	Securities Purchase Agreement dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.8	Convertible Promissory Note dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.9	Promissory Note dated June 25, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 27, 2013)
10.10	Securities Purchase Agreement dated August 15, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.11	Convertible Promissory Note dated August 15, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.12	Securities Purchase Agreement dated August 23, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.13	Convertible Promissory Note dated August 23, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 6, 2013)
10.14	Convertible Note dated September 18, 2013 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 26, 2013)
10.15	Assignment Agreement dated September 18, 2013 with Wyomex, LLC and Magna Group LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 26, 2013)
10.16	Securities Purchase Agreement dated September 18, 2013 with Hanover Holdings I, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)
10.17	Convertible Promissory Note dated September 18, 2013 with Hanover Holdings I, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)
10.18
Letter dated September 30, 2013 with GCA Strategic Investment Fund Ltd. re: Extension of Convertible Bridge Note dated April 2, 2013  (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 7, 2013)

10.19	Securities Purchase Agreement dated October 14, 2013 with Asher Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.20	Convertible Promissory Note dated October 14, 2013 with Asher Enterprises Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)
10.21
Letter dated October 18, 2013 re: Securities Purchase Agreement and Convertible Note with the Marie Baier Foundation dated October 18, 2012  (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 18, 2013)

10.22	Securities Purchase Agreement dated October 31, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.23	Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.24
Amended and Restated Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.25	Convertible Redeemable Note dated November 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)
10.26
Secured Promissory Note GEL Back End Security Note 1 of 2 dated November 4, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.27
Secured Promissory Note GEL Back End Security Note 2 of 2 dated November 4, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.28
Amended and Restated Convertible Redeemable Note dated November 5, 2013 with LG Capital Funding LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.29
Debt Purchase Agreement dated November 4, 2013 with LG Capital Funding LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.30
Debt Purchase Agreement dated November 4, 2013 with GEL Properties LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 15, 2013)

10.31	Convertible Redeemable Note dated December 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)
10.32
Amended and Restated Convertible Redeemable Note dated December 5, 2013 with GEL Properties LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)

10.33
Debt Purchase Agreement dated December 5, 2013 with GEL Properties LLC and The Marie Baier Foundation (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 13, 2013)

10.34
Asset Purchase Agreement dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.35
General Contract for Services dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.36
Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Dean Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.37
Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Robert Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.38	Convertible Promissory Notes dated February 10, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 19, 2014)
10.39	Convertible Promissory Notes dated February 17, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 27, 2014)
10.40	Convertible Promissory Notes dated February 20, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on February 27, 2014)
10.41	Convertible Promissory Note dated February 28, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 5, 2014)
10.42	Convertible Promissory Notes dated March 7, 2014 and March 11, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2014)
10.43	Convertible Promissory Notes dated March 20, 2014 and March 21, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 28, 2014)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.44	Convertible Promissory Note dated April 21, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on May 6, 2013)
10.45	Convertible Promissory Note dated May 12, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on May 16, 2014)
10.46	Convertible Promissory Note dated May 15, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on May 21, 2014)
10.47	Convertible Promissory Notes dated May 22, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on May 29, 2014)
10.48	Convertible Promissory Notes dated May 29, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 3, 2014)
10.49	Convertible Promissory Notes dated June 17, 2014 and June 18, 2014(Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 24, 2014)
10.50	Convertible Promissory Note dated July 16, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 23, 2014)
10.51	Convertible Promissory Notes dated October 8, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 16, 2014)
10.52	Convertible Promissory Note dated October 15, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 27, 2014)
10.53	Convertible Promissory Notes dated November 13, 2014 and November 21, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on November 24, 2014)
10.54
Investment Agreement, Registration Rights Agreement and Escrow Agreement dated June 25, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 30, 2014)

10.55
Letter Agreement, Promissory Note, Pledge and Indemnification Agreement dated June 25, 2014 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 30, 2014)

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

IHOOKUP SOCIAL INC.

By:

 /s/ Robert Rositano

Robert Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)
Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Rositano

Robert Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)
Date: April 15, 2015

/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2015

/s/ Dean Rositano

Dean Rositano
President and Chief Technology Officer and Director
Date: April 15, 2015