Form 10-K/A
period 2014-12-31
iHookup Social, Inc.
filed 2015-04-16
CIK 1414043

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to iHookup Social, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 16, 2015 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

(21)	Subsidiaries
21.1	IHookup Social, Inc., a Delaware corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 16, 2015)
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 16, 2015)
(32)	Section 1350 Certification
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 16, 2015)
(101)	XBRL
101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHOOKUP SOCIAL INC.

By:

 /s/ Robert Rositano

Robert Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)
Date: April 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Rositano

Robert Rositano
Chief Executive Officer, Secretary, and Director
(Principal Executive Officer)
Date:  April 16, 2015

/s/ Frank Garcia

Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2015

/s/ Dean Rositano

Dean Rositano
President and Chief Technology Officer and Director
Date: April 16, 2015