Form 10-Q
period 2015-03-31
iHookup Social, Inc.
filed 2015-05-20
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,415,087 shares of common stock and 22,286 shares of preferred stock outstanding as of May 15, 2015.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IHOOKUP SOCIAL, INC.
(FORMERLY TITAN IRON ORE CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

 IHOOKUP SOCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2015 (unaudited)	December 31, 2014

Current assets
Cash	$1,333	$-
Accounts receivable	18,929	14,137
Prepaid expenses	14,908	49,741
Debt issue costs (Note 11)	65,927	47,122
Total current assets	101,097	111,000
Non-current assets
Other	10,000	-

TOTAL ASSETS	$111,097	$111,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Cheques issued in excess of cash on hand	$-	$945
Accounts payable	724,845	683,516
Convertible debentures (Note 11)	160,525	120,432
Deferred revenue	17,836	17,836
Promissory notes and accrued interest (Note 6)	-	261,425

Total liabilities	903,206	1,084,154

Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 14)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,807 shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 25,824,923 (December 31, 2014 – 8,802,940) shares issued and outstanding (Note 4)	2,584	881
Additional paid-in capital	4,177,011	3,340,495
Common stock subscriptions receivable (Note 9)	(4,500)	(4,500)
Deficit	(4,967,206)	(4,310,032)
Total Stockholders' Deficit	(792,109)	(973,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,097	$111,000

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

REVENUES	$37,685	$27,208

OPERATING EXPENSES
Accretion and interest expense	$272,311	$240,718
App hosting (Note 9)	81,650	26,624
Commissions	11,306	8,162
Financing costs	16,589	6,645
General and administrative (Note 9)	236,454	296,758
Product development	20,548	36,649
Sales and marketing	61,097	29,074

TOTAL OPERATING EXPENSES	699,955	644,630

LOSS FROM OPERATIONS	(662,270)	(617,422)

OTHER ITEMS
Impairment loss (Note 12)	-	(293,750)
Gain on extinguishment of debt (Note 6)	5,096	-

NET LOSS AND COMPREHENSIVE LOSS	$(657,174)	$(911,172)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(4.83)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,991,409	188,620

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION ON DECEMBER 2, 2013 TO MARCH 31, 2015
(Expressed in US dollars)
(Unaudited)

	Common # Stock (Note 4)	Common Stock Amount	Preferred # Stock	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Deficit	Total
Balance, December 2, 2013	—	$—	—	$—	$—	$—	$—	$—

Shares issued for cash	5,413	1	—	—	4,999	(5,000)	—	—

Net loss for the period	—	—	—	—	—	—	(16,109)	(16,109)

Balance, December 31, 2013	5,413	$1	—	$—	$4,999	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 12)	—	—	588	1	293,749	—	—	293,750

Conversion of preferred shares (Note 4)	771,426	77	(2,193)	(1)	(76)	—	—	—

Reverse acquisition transaction (Note 13)	111,000	11	24,413	2	479,546	—	(612,256)	(132,697)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	197,495	20	—	—	269,696	—	—	269,716

Convertible notes (net) (Note 11)	7,717,606	772	—	—	2,292,581	—	—	2,293,353

Net loss for the year	—	—	—	—	—	—	(3,681,667)	(3,681,667)

Balance, December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 11)	15,871,983	1,588	—	—	116,639	—	—	118,227

Issuance of Convertible notes (net) (Note 11)	—	—	—	—	713,552	—	—	713,552

Net loss for the period	—	—	—	—	—	—	(657,174)	(657,174)

Balance, March 31, 2015	25,824,923	$2,584	22,807	$2	$4,177,011	$(4,500)	$(4,967,206)	$(792,109)

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash Flows from Operating Activities:
Net loss	$(657,174)	$(911,172)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	-	293,750
Interest on promissory note	22,965	—
Accretion expense	240,374	233,961
Gain on extinguishment of debt	(5,096)	—
Shares issued for services	41,452	11,000
Changes in Operating Assets and Liabilities		—
Decrease (increase) in accounts receivable	(4,792)	—
Decrease (increase) in prepaid expenses	(180)	(12,500)
Increase (decrease) in accounts payable	150,883	152,863
Net Cash Used in Operating Activities	(211,568)	(232,098)

Cash Flows provided by (used in) Investing Activities:
Acquisition of other assets	(10,000)	—
Cash acquired in the Merger	-	966
Net Cash Provided by (used in) Investing Activities	(10,000)	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	223,846	316,611
Share subscriptions received	-	500
Net Cash Provided by Financing Activities	223,846	317,111

Net Increase in Cash	2,278	85,979

Cash (cheques issues in excess of cash on hand) – Beginning	(945)	—

Cash – Ending	$1,333	$85,979

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$118,227	$303,183
Convertible debentures issued to extinguish promissory notes	$261,425	$—

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
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

The Merger was regarded as a reverse recapitalization whereby iHookup-DE was considered to be the accounting acquirer as its shareholders retained control of the Company after the Merger. During the year ended December 31, 2014, the Merger was completed (see Note 13) and as a result, iHookup-DE acquired the net liabilities of the Company.

As a result of the Merger, the Company ceased its prior operations and its business became the development and dissemination of a “proximity based” mobile-social media application that facilitates connections between people, utilizing the intelligence of global positioning system and localized recommendations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2015 the Company has a working capital deficiency of $802,109 and has an accumulated deficit of $4,967,206 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes (see Note 14).

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

Interim financial statements
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed on April 16, 2015, with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2015.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
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

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of assets and liabilities acquired in asset acquisition and reverse recapitalization transactions, useful life and recoverability of long-lived assets, valuation of convertible debenture conversion options, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the three months ended March 31, 2015, the Company incurred $61,097 in advertising costs.

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
FOR THE PERIOD MARCH 31, 2015
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

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the three months ended March 31, 2015, the Company did not have any allowance for doubtful accounts.

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

As of March 31, 2015, there were approximately 6,303,576,363 potentially dilutive shares outstanding.

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
FOR THE PERIOD MARCH 31, 2015
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

Issued during 2015:

On March 19, 2015, the Company completed a common stock and preferred stock reverse stock split at a ratio of 100 to 1. The reverse stock splits have been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

During the three months ended March 31, 2015, the Company issued 15,871,983 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 11).

During the three months ended March 31, 2015, the Company issued 1,150,000 shares of common stock to a consultant in exchange for investor relations and advertising services.

Preferred Stock:

The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000).

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number	Exercise
	of	Price
	Warrants	$
Balance, December 31, 2014	334	2,000
Warrants expired	(334)	(2,000)
Warrants issued	15,000,000	0.05
Balance, March 31, 2015	15,000,000	0.05

6.  PROMISSORY NOTES

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

During the year ended December 31, 2014 and pursuant to the Letter Agreement, Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. During the three months ended March 31, 2015 the Company extinguished these notes in their entirety by issuing replacement convertible notes (Note 12). The Company also recorded interest expense of $6,074 and a gain on debt extinguishment of $5,096 on these notes.

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of March 31, 2015:

	Option Price
Expiry Date	Per Share	Number
December 21, 2021	1,680	1,725
June 21, 2022	400	500
June 25, 2023	134	850
	$1,044	3,075

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

7.  STOCK-BASED COMPENSATION (CONTINUED)

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2015, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
			$		$
Outstanding, December 31, 2013	-	-		-		-
Exercisable, December 31, 2013	-	-		-		-
Stock options of the Company outstanding and exercisable at the Merger	3,075	1,044		7.57
Outstanding and exercisable, December 31, 2014	3,075	1,044		7.57		-
Outstanding and exercisable, March 31, 2015	3,075	1,044		7.32		-

8.  COMMITMENTS

The following table summarizes our significant contractual obligations as of March 31, 2015:

2015
Convertible Notes (1)	1,109,439
Operating Leases (2)	2,225
Employment Agreements (3)	225,000
Purchase Contracts (4)	25,000
1,361,664

(1) Principal and interest for various convertible notes due at the maturity date.
(2) Rents payable for office space.
(3) Employment agreements with related parties.
(4) Properties Lease and Purchase Agreement

9.  RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2015, the Company incurred $111,054 (2014: 68,159) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2015, the Company incurred $111,650 (2014: $58,897) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

9.  RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

As of March 31, 2015, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common.

As of March 31, 2015, included in prepaid expenses is $3,118 (December 31, 2014: $2,938) advanced to the Chief Executive Officer of the Company.

As of March 31, 2015, accounts payable include $63,802 (December 31, 2014: $42,352) payable to a company with two officers and directors in common, and $54,167 (December 31, 2014: $16,667) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of March 31, 2015, there were no assets or liabilities measured at fair value on a recurring basis presented on the  Company’s balance sheet, other than cash.

During the three months ended March 31, 2014, the Company impaired intangible assets and wrote the carrying amount down to $nil, its estimated fair value determined using a level 3 measurement (see Note 12).

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES

		Issuance	Principal	Discount	Carrying Value	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	3-Sep-14	44,444	15,745	28,700	12%	3-Sep-15
c	)	23-Oct-14	75,000	57,188	17,812	8%	21-May-15
c	)	21-May-14	44,125	21,884	22,241	8%	21-May-15
c	)	9-Jan-15	37,500	36,115	1,385	8%	9-Jan-16
d	)	7-Oct-14	75,000	69,547	5,453	8%	7-Oct-15
d	)	15-Jan-15	40,000	38,728	1,272	8%	15-Jan-16
d	)	15-Jan-15	26,285	25,372	913	8%	15-Jan-16
d	)	12-Feb-15	35,000	34,055	945	8%	12-Feb-16
d	)	12-Feb-15	63,125	62,082	1,043	8%	12-Feb-16
d	)	17-Feb-15	102,135	101,069	1,066	8%	17-Feb-16
d	)	17-Feb-15	5,000	4,328	672	8%	17-Feb-16
d	)	27-Feb-15	37,500	36,688	812	8%	27-Feb-16
d	)	12-Mar-15	37,500	36,811	689	8%	12-Mar-16
d	)	19-Mar-15	106,707	106,034	673	8%	19-Mar-16
d	)	19-Mar-15	53,551	52,913	638	8%	19-Mar-16
d	)	19-Mar-15	8,000	7,436	564	8%	19-Mar-16
d	)	27-Mar-15	50,000	49,454	546	8%	27-Mar-16
e	)	14-Oct-14	43,000	35,943	7,057	8%	16-Jul-15
e	)	13-Nov-14	43,000	31,270	11,730	8%	7-Aug-15
f	)	11-Jul-14	80,000	61,796	18,204	12%	10-Jul-15
g	)	21-Nov-14	62,500	29,444	33,056	12%	21-Aug-15

			1,074,426	913,901	160,525

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
FOR THE PERIOD MARCH 31, 2015
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

c)
The Company entered into 3 convertible promissory notes (“LG Notes”) with LG Capital Funding, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after 6 months from the issuance date at a conversion price per share equal to 50% of the average of the lowest closing bid prices during the 15 trading days preceding the conversion. The LG Notes cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The notes are secured by General Security Agreement. The convertible debentures may be repaid by the Company as follows:

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 16% per annum and the LG Notes become immediately due and payable.

d)
On January 15, 2015, the Company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises LLC.,  (“Coventry”), pursuant to which the Company sold to Coventry a $40,000 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”). Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event the Company prepays the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. The Company paid Coventry $2,000 for its legal fees and expenses.

On January 15, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $44,535 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $42,152 debt to Bingham McCutchen LLP originally incurred on May 1, 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

On February 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $35,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 15, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $35,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $1,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,750 in legal fees and expenses for the Coventry Back-End Note.

On February 12, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $63,125 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $58,675 debt to Bingham McCutchen LLP originally incurred on March 1, 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable.

On February 17, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $102,135 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $100,000 note to Beaufort Capital Partners LLP originally issued on January 29, 2015. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $5,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses.

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 27, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 7,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

On March 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 13, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 7,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

On March 19, 2015, the Company entered into two Convertible Redeemable Notes with Coventry whereby the Company issued two  8% Convertible Notes (the “Coventry Notes”)with an aggregate value of $160,268 with a term of twelve months (the “Coventry Maturity Date”) to replace a $156,329 in debt to Bingham McCutchen LP originally incurred in fiscal year 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $8,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses.

On March 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 27, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 1,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
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

g)
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

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

11.  CONVERTIBLE DEBENTURES (CONTINUED)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2015 the conversion features would not meet derivative classification.

[At March 31, 2015, unless otherwise noted, the convertible debentures are unsecured.] During the three months ended March 31, 2015, $118,227 of convertible debentures were settled by issuing 15,871,960 shares of common stock of the Company.

During the three months ended March 31, 2015, the Company incurred $29,500 in transaction costs in connection with the issuance of the convertible debentures.

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
FOR THE PERIOD MARCH 31, 2015
(Expressed in US dollars)

13.  MERGER (CONTINUED)

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

$

Preferred shares issued	68,366
Net liabilities acquired	543,891

Adjustment to deficit	612,257

Details of net liabilities acquired:
Cash	966
Debt issue costs	13,123
Mineral properties	1,206,011
Accounts payable and accrued liabilities	(165,420)
Other	(23,404)
Promissory note	(1,229,728)
Convertible debt	(345,439)

Net liabilities acquired	543,891

14.  SUBSEQUENT EVENTS

a)	Subsequent to March 31, 2015 the Company issued 60,070,516 shares of common stock in connection with conversion of convertible notes in the amount of $103,363

b)	Subsequent to March 31, 2015 the Company issued 5,516,680 shares of common stock for conversion of preferred shares.
c)
Subsequent to March 31, 2015 the Company obtained proceeds of $122,500 for three convertible debenture agreements (“Debentures”) entered into with face value totaling $122,500, with interest rates between 8% and 12% per annum and maturing between six months and one year from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. The Company paid $11,000 in legal fees and other expenses in connection with these debentures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

iHookup is available on in the Apple App Store / iTunes, where our visibility in rank on the free, paid and social networking categories also drives traffic to both versions of the application.  The highest ranking achieved by our application as of March 2015 on the Apple App Store is as follows:

 iHookup Free:
·	Top Rank Overall Apps USA - #532
·	Top Rank in Social Networking App USA: #49
·	Top Grossing Overall Apps USA - #510
·	Top Grossing Social Networking iPhone / iPod App USA: #28
·	Top Grossing Social Networking iPad App USA: #24

iHookup Paid:
·	Top Rank Overall Apps USA - #292
·	Top Rank Social Networking USA: #6
·	Top Grossing Overall Paid Apps - #651
·	Top Grossing Social Networking
iPhone / iPod App USA: #39
·	Top Grossing Social Networking iPad App USA: #58

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

•	raising sufficient working capital to fund our operations and growth strategy.

Employees and Key Consultants

Our company has three full time employees and one part time employee.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

For the three months ended March 31, 2015 compared to 2014

Our net loss and comprehensive loss for our interim period ended March 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2015	2014
Revenues	$37,685	$27,208
Total Operating Expenses	699,955	644,630
Loss From Operations	(662,270)	(617,422)
Other Income (Expenses)	5,096	(293,750)
Net Loss	(657,174)	(911,172)

Total revenue for the three months ended March 31, 2015 increased compared to the same period last year due to an increased number of registered users.

Total operating expenses of $699,955 for the three months ended March 31, 2015 increased by 55,325 due primarily due to increased app hosting costs on a higher number of registered users.

Other income and expenses of $5,096 for the three months ended March 31, 2015 consisted of a gain on debt settlement while other income and expenses of ($293,750) for the three months ended March 31, 2014 consisted of an impairment charge of $293,750 against an intangible asset acquired in connection with the application.

Liquidity and Capital Resources

Working Capital

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Current Assets	$101,097	$111,000
Current Liabilities	903,206	1,084,154
Working Capital(Deficiency)	$(802,109)	$(973,154)

Current assets for the quarter ended March 31, 2015 decreased by $9,903 compared to December 31, 2014 primarily due to lower prepaid expenses offset by higher debt issue costs.

Current liabilities for the quarter ended March 31, 2015 decreased by $180,948 compared to December 31, 2014 primarily due to the extinguishment of promissory notes offset by higher accounts payable and convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cash Flows
	Three months	Three months
	Ended	Ended
	March 31, 2015	March 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(211,568)	$(232,098)
Net Cash Provided by (Used in) Investing Activities	(10,000)	966
Net Cash Provided by (Used in) Financing Activities	223,846	317,111
Net Increase (Decrease) in Cash	$2,278	$85,979
Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $211,568 for the three month period ended March 31, 2015 consisted primarily of a loss of 657,175 adjusted by accretion expense of 240,374 and a change in accounts payable of $150,883. Our cash used in operating activities of $232,098 for the three month period ended March 31, 2014 consisted primarily of a net loss of $911,172 offset by non-cash adjustments for impairment of $293,750 and accretion expense of $233,961.

Net Cash Provided by (Used in) Investing Activities

Our cash used in investing activities for the three month period ended March 31, 2015 was $10,000 and resulted from the initial payment toward a trademark. Our cash provided by investing activities for the three month period ended March 31, 2014 was $966 and consisted of cash acquired in the merger.

 Net Cash Provided by Financing Activities

Our cash provided by financing activities of $223,845 for the three month period ended March 31, 2015 consisted primarily of net proceeds from convertible notes. Our cash provided by financing activities of $317,111 for the three month period ended March 31, 2014 consisted primarily of net proceeds from convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreement and Convertible Note with LG Capital Funding, LLC

On January 9, 2015 the Company entered into a Securities Purchase Agreement (the “LG SPA”) with LG Capital Funding, LLC (“LG”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “LG Note”) was paid by the Buyer on January 9, 2015. The second Convertible Note (the “LG Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the LG Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than September 9, 2015. The Buyer Note will be initially secured by the pledge of the LG Back-End Note.

The term of the LG Note and the LG Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the LG Note and LG Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the LG Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the LG Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The LG Back-End Note may not be prepaid, except that if the LG Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and LG under the LG Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the LG Note, the Company paid $1,750 in legal fees and expenses, and $3,500 in commission to a third party broker. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,750 in legal fees and expenses and $3,500 in commission to a third party broker for the LG Back-End Note Securities Purchase Agreements.

Securities Exchange and Settlement Agreement with Beaufort Capital Partners, LLC

On January 29, 2015 the Company entered into a Securities Exchange and Settlement Agreement with Beaufort Capital Partners, LLC whereby the parties agreed to amend a promissory note originally issued by the Company on July 29, 2014 in the face amount of $100,000. Whereas the original note had no conversion rights or provisions, the settlement agreement allows Beaufort from time to time to convert all or part of the note into shares of commons stock of the Company based on the terms in the settlement agreement. Beaufort has the right to convert all or part of the note based on 50% of the average of the three (3) lowest volume weighted average prices of the Company’s common stock during the ten (10) trading days immediately preceding the conversion date. On February 17, 2015 the Company extinguished the note in full in connection with another convertible note issued to Coventry Enterprises, LLC.

Securities Purchase Agreements and Convertible Notes with Coventry Enterprises, LLC

On January 15, 2015, the Company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises LLC.,  (“Coventry”), pursuant to which the Company sold to Coventry a $40,000 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”). Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event the Company prepays the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. The Company paid Coventry $2,000 for its legal fees and expenses.

On January 15, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $44,535 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $42,152 debt to Bingham McCutchen LLP originally incurred on May 1, 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On February 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $35,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 15, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $35,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $1,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,750 in legal fees and expenses for the Coventry Back-End Note.

On February 12, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $63,125 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $58,675 debt to Bingham McCutchen LLP originally incurred on March 1, 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable.

On February 17, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $102,135 face value 8% Convertible Note (the “Coventry Note”) with a term of twelve months (the “Coventry Maturity Date”) to replace a $100,000 note to Beaufort Capital Partners LLP originally issued on January 29, 2015. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock , at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $5,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses.

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 27, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 7,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

On March 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 13, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 7,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

On March 19, 2015, the Company entered into two Convertible Redeemable Notes with Coventry whereby the Company issued two  8% Convertible Notes (the “Coventry Notes”)with an aggregate value of $160,268 with a term of twelve months (the “Coventry Maturity Date”) to replace a $156,329 in debt to Bingham McCutchen LP originally incurred in fiscal year 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $8,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On March 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 27, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

In connection with the Notes, the Company entered into a Common Stock Purchase Warrant (the “Warrant”) which entitles Coventry to subscribe for and purchase from the Company, up to 1,000,000 shares of common stock of the Company at an exercise price of $0.05 for a period of five years. The exercise price is subject to adjustments as provided in the Warrant. Under certain circumstances, the Holder is also permitted a cashless exercise.

Friendable Properties Lease and Purchase Agreement

On February 26, 2015 the Company entered into a Properties Lease and Purchase Agreement with Kimberly Snover (the “Seller”) whereby the Company agreed to acquire from the Seller certain properties, including the Friendable domains, logos, and trademark. The payment terms are an initial payment of $5,000 and subsequent payments totaling $30,000 over the course of 90 days. After the initial payment until the final payments, the properties will be leased by the Company from the Seller.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At March 31, 2015, we had an accumulated deficit of $4,967,206 and incurred a net loss of $657,174, for the period ended March 31, 2015.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

To the extent that we fail to obtain sufficient operating capital, we may be unable to deal with presently unforeseen contingencies in the future or be able to fund our operations. In addition, we may have more difficulty or find it impossible, to raise third party financing from investors or financial institutions. In addition, any operating capital raised may be obtained on harsh terms and be dilutive to current shareholders.

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

Even if we succeed in driving traffic to our application, we may not be able to convert this traffic or otherwise retain users unless we continue to provide quality products and services. We may not be able to adapt quickly and/or in a cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues, which would adversely affect our business, financial condition and results of operations.

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

Traffic building and conversion initiatives involve considerable expenditures for online, mobile and offline advertising and marketing. To the extent that we have the working capital available, we plan to make significant expenditures for online and mobile display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

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

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success.  For example, we have relied heavily on the trademark “iHookup” to market our product and seek to build and maintain brand loyalty and recognition. We intend to change the name of the Company and roll out a new brand. To the extent that we have protectable intellectual property rights, we intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

The size of the user base and the users’ level of engagement are critical to our success. The financial performance has been and will continue to be significantly determined by success in growing the number of users and increasing their overall level of engagement on the platform as well as the number of ad engagements. We generate a substantial majority of our revenue based upon the number of downloads, migration to subscription accounts and engagement by the users with the ads that we display. If people do not perceive the services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with the platform and the ads that we display. There is no guarantee that we will be successful in attracting more users or not suffer erosion of the user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

·	users engage with other products, services or activities as an alternative;

·	influential users, such as celebrities, athletes, journalists and brands or certain age demographics conclude that an alternative product or service is more relevant;

·	we are unable to convince potential new users of the value and usefulness of its products and services;

·	there is a decrease in the perceived quality of the content generated by our platform;

·	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;

·	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience;

·	we are unable to present users with content that is interesting, useful and relevant to them;

·	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;

·	there are user concerns related to privacy and communication, safety, security or other factors;

·	we become subject to hostile or inappropriate usage on our platform;

·
there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

·	we fail to provide adequate customer service to users; or

·	we do not maintain our brand image or its reputation is damaged.

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

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

·	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;

·	the amount, quality and timeliness of content generated by our users;

·	the timing and market acceptance of our products and services;

·	the adoption of our products and services internationally;

·	its ability, and the ability of our competitors, to develop new products and services and enhancements to existing products and services;

·	the frequency and relative prominence of the ads displayed by us or our competitors;

·	our ability to establish and maintain relationships with platform partners that integrate with our platform;

·
changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

·	government action regulating competition;

·	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;

·	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

·	our reputation and the brand strength relative to our competitors.

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

ITEM 1A. RISK FACTORS - continued

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

·	the size and composition of our user base relative to those of our competitors;

·	our ad targeting capabilities, and those of our competitors;

·	the timing and market acceptance of our advertising services, and those of our competitors;

·	our marketing and selling efforts, and those of our competitors;

·	the pricing for our products relative to the advertising products and services of our competitors;

·	the return our advertisers receive from their advertising services, compared to those of our competitors; and

·	our reputation and the strength of our brand relative to our competitors.

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

We have a limited operating history, and only began to generate revenue in 2014 which makes it difficult to effectively assess our future prospects or forecast future results. We encounter or may encounter many risks in this developing and rapidly evolving market. These risks and challenges include its ability to, among other things:

·	increase its number of users and user engagement;

·	successfully expand our business;

·	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

·	convince advertisers of the benefits of our products compared to alternative forms of advertising;

·	develop and deploy new features, products and services;

ITEM 1A. RISK FACTORS - continued

·
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, its industry, or duplicate the features of our products and services;

·	attract, retain and motivate talented employees, particularly engineers, designers and product managers;

·	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;

·	continue to earn and preserve its users’ trust, including with respect to their private personal information; and

·	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of May 15, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 17,256 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 520 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2015 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

ITEM 1A. RISK FACTORS - continued

As of the date of this annual report on Form 10-Q, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weakness and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weakness and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

After the merger with iHookup Social, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of May 15, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 17,256 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 520 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

As of March 31, 2015, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

The price of our common stock may be negatively impacted by factors which are unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, short sales, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

IHOOKUP SOCIAL, INC.

Date: May 20,2015	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)