Form 10-Q/A
period 2015-03-31
iHookup Social, Inc.
filed 2015-05-26
CIK 1414043

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to iHookup Social, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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
31.1
Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer Officer (Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on May 20, 2015)

31.2
Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on May 20, 2015)

(32)	Section 1350 Certification
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on May 20, 2015)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHOOKUP SOCIAL, INC.

Date: May 22,2015	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 22, 2015	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)