Form 10-Q
period 2015-06-30
iHookup Social, Inc.
filed 2015-08-14
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

or

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
129,366,526 shares of common stock and 22,287 shares of preferred stock outstanding as of August 7, 2015.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IHOOKUP SOCIAL, INC.
(FORMERLY TITAN IRON ORE CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

 IHOOKUP SOCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	June 30, 2015 (unaudited)	December 31, 2014

Current assets
Cash	$2,048	$-
Accounts receivable	18,869	14,137
Prepaid expenses	7,218	49,741
Debt issue costs (Note 12)	58,079	47,122
Total current assets	86,214	111,000
Non-current assets
Intangible assets (Note 4)	35,000	-

TOTAL ASSETS	$121,214	$111,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Cheques issued in excess of cash on hand	$-	$945
Accounts payable	916,198	683,516
Convertible debentures (Note 12)	133,006	120,432
Deferred revenue	17,836	17,836
Promissory notes and accrued interest (Note 7)	-	261,425

Total liabilities	1,067,040	1,084,154

Going concern (Note 1)
Commitments (Note 9)
Subsequent events (Note 13)

STOCKHOLDERS' DEFICIENCY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,286 shares issued and outstanding (Note 5)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 129,366,526 (December 31, 2014 – 8,802,940) shares issued and outstanding (Note 5)	12,810	881
Additional paid-in capital	4,872,969	3,340,495
Common stock subscriptions receivable (Note 10)	(4,500)	(4,500)
Deficit	(5,827,107)	(4,310,032)
Total Stockholders' Deficiency	(945,826)	(973,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$121,214	$111,000

The accompanying notes are an integral part of these consolidated financial statements.

 IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	$	$	$	$
REVENUES	47,573	66,009	85,258	93,217

OPERATING EXPENSES
Accretion and interest expense	375,079	233,417	647,390	474,135
App hosting (Note 10)	94,410	23,857	176,060	50,481
Commissions	14,271	19,803	25,577	27,965
Financing costs	61,625	25,999	78,214	32,644
General and administrative (Note 10)	250,005	401,039	486,459	697,797
Product development	24,147	87,079	44,695	123,728
Sales and marketing	87,937	228,965	149,034	258,039

TOTAL OPERATING EXPENSES	907,474	1,020,159	1,607,429	1,664,789

LOSS FROM OPERATIONS	(859,901)	(954,150)	(1,522,171)	(1,571,572)

OTHER INCOME (EXPENSES)
Impairment loss	-	-	-	(293,750)
Gain on extinguishment of debt (Note 7)	-	76,359	5,096	76,359

NET LOSS AND COMPREHENSIVE LOSS	(859,901)	(877,791)	(1,517,075)	(1,788,963)

BASIC LOSS PER SHARE	(0.01)	(1.80)	(0.03)	(4.98)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	78,745,462	488,895	49,530,740	359,193

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 30, 2014 TO JUNE 30, 2015
(Expressed in US dollars)
(Unaudited)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total
	(Note 5)		Stock			Receivable
Balance, December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 12)	110,071,990	10,880	—	—	223,351	—	—	234,231

Conversion of preferred shares (Note 5)	9,341,596	934	(520)	—	(934)	—	—	—

Issuance of convertible notes (net) (Note 12)	—	—	—	—	1,303,732	—	—	1,303,732

Net loss for the period	—	—	—	—	—	—	(1,517,075)	(1,517,075)

Balance, June 30, 2015	129,366,526	$12,810	22,287	$2	$4,872,969	$(4,500)	$(5,827,107)	$(945,826)

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from Operating Activities:
Net loss	$(1,517,075)	$(1,788,963)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	—	293,750
Interest on promissory note	22,965	—
Accretion expense	590,510	475,503
Gain on extinguishment of debt	(5,096)	(76,359)
Shares issued for services	47,893	121,680
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	(4,732)	(43,523)
Decrease (increase) in prepaid expenses	1,070	17,351
Increase (decrease) in accounts payable	334,970	308,323
Net Cash Used in Operating Activities	(529,495)	(692,238)

Cash Flows provided by (used in) Investing Activities:
Acquisition of other assets	(35,000)	—
Cash acquired in the Merger	—	966
Net Cash Provided by (used in) Investing Activities	(35,000)	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	567,488	771,322
Share subscriptions received	—	500
Net Cash Provided by Financing Activities	567,488	771,822

Net Increase in Cash	2,993	80,550

Cash (cheques issues in excess of cash on hand) – Beginning	(945)	—

Cash – Ending	$2,048	$80,550

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$234,231	$648,078
Convertible debentures issued to extinguish promissory notes	$261,425	$—

The accompanying notes are an integral part of these consolidated financial statements.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
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

The Merger was regarded as a reverse recapitalization whereby iHookup-DE was considered to be the accounting acquirer as its stockholders retained control of the Company after the Merger. During the year ended December 31, 2014, the Merger was completed and as a result, iHookup-DE acquired the net liabilities of the Company.

As a result of the Merger, the Company ceased its prior operations and its business became the development and dissemination of a “proximity based” mobile-social media application that facilitates connections between people, utilizing the intelligence of global positioning system and localized recommendations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2015 the Company has a working capital deficiency of $980,826 and has an accumulated deficit of $5,827,107 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes (see Note 13). No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements include the accounts of iHookup Social, Inc., from the date of acquisition, and its wholly owned subsidiary, iHookup-DE from inception.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2015.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
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

Use of Estimates
The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of assets and liabilities acquired in asset acquisition and reverse recapitalization transactions, useful life and recoverability of long-lived assets, valuation of convertible debenture conversion options, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2015, the Company incurred $149,034 in advertising costs.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets
Acquired indefinite-lived intangible assets are capitalized and subject to impairment testing. Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The estimated remaining useful lives for intangible assets range from less than one year to five years.

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any significant impairment charge during the periods presented.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

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
FOR THE PERIOD JUNE 30, 2015
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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method in determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of comprehensive loss over the requisite service period.

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the six months ended June 30, 2015, the Company did not have any allowance for doubtful accounts.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Financial Instruments
Financial assets and financial liabilities are recognized in the consolidated balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, promissory notes, and convertible debentures. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of June 30, 2015, there were approximately 3,573,574,742 potentially dilutive shares outstanding.

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
FOR THE PERIOD JUNE 30, 2015
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

3.  MINERAL PROPERTIES

Wyoming Iron Complex Properties
The Company was formerly involved in mineral exploration activities for (i) the property located at Southwest Quarter of Section 22, Township 19 North, Range 71 West, 6th Principal Meridian, Albany County, Wyoming (“Leased Real Property”); and (ii) certain unpatented lode mining claims situated in an unorganized mining district, Albany County, Wyoming, in Sections 14 and 24, Township 19 North, Range 72 West, 6th Principal Meridian, the names of which and the place of record of the location notices thereof in the official records of the county recorder and the authorized office of the Bureau of Land Management (“Unpatented Mining Claims,” and together with the Leased Real Property, the “Wyoming Iron Complex”). The Company was assigned the rights to Wyoming Iron Complex in exchange for a promissory note. At the time of the Merger the Company did not expect to go forward with any mining or mineral exploration activities at these sites. An impairment analysis was conducted at the time of the Merger and no impairment was recorded as the fair value of Wyoming Iron Complex (considered to be the carrying value of the promissory note) exceeded the carrying value. During the year ending December 31, 2014, the mineral property was surrendered to settle the outstanding promissory note as per Note 7, resulting in a gain of $76,359 on the extinguishment of debt.

4.  INTANGIBLE ASSETS

On June 24, 2015, the Company completed the acquisition of the Friendable Properties which includes domain names, logos, icons, and registered trademarks for cash consideration of $35,000.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

5.  COMMON AND PREFERRED STOCK

Issued during 2015:

On March 19, 2015, the Company completed a common stock and preferred stock reverse stock split at a ratio of 100 to 1. The reverse stock splits have been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

During the six months ended June 30, 2015, the Company issued 110,071,990 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the six months ended June 30, 2015, the Company issued 1,150,000 shares of common stock to a consultant in exchange for investor relations and advertising services.

During the six months ended June 30, 2015, the Company issued 9,341,596 shares of common stock to various Series A preferred stockholders on conversion of 520 preferred shares.

Preferred Stock:

The Series A Preferred Stock is convertible into nine (9) times the number of common stock outstanding until the closing of a Qualified Financing (i.e. the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000).  The number of shares of common stock issued on conversion of preferred stock is based on the ratio of the number of shares of preferred stock converted to the total number of shares of preferred stock outstanding at the date of conversion multiplied by nine (9) times the number of common stock outstanding at the date of conversion.

6.  SHARE PURCHASE WARRANTS

		Weighted Average
	Number	Exercise
	of	Price
	Warrants	$
Balance, December 31, 2014	334	2,000
Warrants expired	(334)	(2,000)
Warrants issued	15,000,000	0.05
Balance, June 30, 2015	15,000,000	0.05

7.  PROMISSORY NOTES

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

During the year ended December 31, 2014 and pursuant to the Letter Agreement, the Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. During the six months ended June 30, 2015, the Company extinguished these notes in their entirety by issuing replacement convertible notes (Note 12). The Company also recorded interest expense of $6,074 and a gain on debt extinguishment of $5,096 on these notes.

8.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors of Titan Iron Ore Corp. (see Note 1) approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 4,974 shares of common stock of the Company.

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of June 30, 2015:

	Option Price
Expiry Date	Per Share($)	Number
December 21, 2021	1,680	1,725
June 21, 2022	400	500
June 25, 2023	134	850
	$1,044	3,075

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

8.  STOCK-BASED COMPENSATION (CONTINUED)

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2015, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
			$		$
Outstanding, December 31, 2013	-	-		-		-
Exercisable, December 31, 2013	-	-		-		-
Stock options of the Company outstanding and exercisable at the Merger	3,075	1,044		7.57
Outstanding and exercisable, December 31, 2014	3,075	1,044		7.57		-
Outstanding and exercisable, June 30, 2015	3,075	1,044		7.32		-

9.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of June 30, 2015:

$
Convertible Notes (1)	1,319,094
Employment Agreements (2)	150,000
1,469,094

(1) Principal and interest for various convertible notes due at the maturity date.
(2) Employment agreements with related parties.

10.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2015, the Company incurred $224,883 (2014: 224,546) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2015, the Company incurred $243,560 (2014: $117,784) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

10.  RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

As of June 30, 2015, the Company had a stock subscription receivable totaling $4,500 (December 31, 2014: $4,500) from an officer and director and from a company with an officer and director in common.

As of June 30, 2015, included in prepaid expenses is $1,868 (December 31, 2014: $2,938) advanced to the Chief Executive Officer of the Company.

As of June 30, 2015, accounts payable include $83,801 (December 31, 2014: $42,352) payable to a company with two officers and directors in common, and $129,167 (December 31, 2014: $16,667) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

11.  FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Pursuant to ASC 825, cash and cheques issued in excess of cash on hand is based on Level 1 inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory notes and convertible debentures approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of June 30, 2015, there were no assets or liabilities measured at fair value on a recurring basis presented on the  Company’s balance sheet, other than cash.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES

		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	1-Apr-15	43,000	40,950	2,050	8%	16-Jan-16
c	)	23-Oct-14	28,203	-	28,203	8%	21-May-15
c	)	9-Jan-15	37,500	33,361	4,139	8%	9-Jan-16
d	)	7-Oct-14	75,000	56,489	18,511	8%	7-Oct-15
d	)	15-Jan-15	40,000	36,347	3,653	8%	15-Jan-16
d	)	15-Feb-15	35,000	32,429	2,571	8%	15-Feb-16
d	)	17-Feb-15	63,125	59,887	3,238	8%	17-Feb-16
d	)	17-Feb-15	102,135	98,455	3,680	8%	17-Feb-16
d	)	17-Feb-15	5,000	3,829	1,171	8%	17-Feb-16
d	)	27-Feb-15	37,500	35,247	2,253	8%	27-Feb-16
d	)	12-Mar-15	37,500	35,567	1,933	8%	11-Mar-16
d	)	19-Mar-15	90,009	86,782	3,227	8%	19-Mar-16
d	)	19-Mar-15	53,551	51,582	1,969	8%	19-Mar-16
d	)	19-Mar-15	8,000	6,890	1,110	8%	19-Mar-16
d	)	27-Mar-15	50,000	48,304	1,696	8%	26-Mar-16
d	)	11-May-15	50,000	48,967	1,033	8%	10-May-16
d	)	2-Jun-15	29,500	28,749	751	8%	1-Jun-16
d	)	2-Jun-15	45,966	45,172	794	8%	1-Jun-16
d	)	2-Jun-15	10,000	9,338	662	8%	1-Jun-16
d	)	2-Jun-15	58,540	57,721	819	8%	1-Jun-16
d	)	2-Jun-15	35,408	34,640	768	8%	1-Jun-16
d	)	2-Jun-15	20,758	20,038	720	8%	1-Jun-16
d	)	11-Jun-15	50,000	49,190	810	8%	10-Jun-16
d	)	16-Jun-15	30,464	29,861	603	8%	15-Jun-16
d	)	19-Jun-15	30,000	29,397	603	8%	18-Jun-16
d	)	19-Jun-15	35,408	34,799	609	8%	18-Jun-16
d	)	24-Jun-15	37,500	36,938	562	8%	23-Jun-16
d	)	24-Jun-15	35,000	34,383	617	8%	23-Jun-16
d	)	24-Jun-15	37,500	36,895	605	8%	23-Jun-16
e	)	21-Nov-14	22,500	4,622	17,878	12%	21-Aug-15
f	)	11-Jul-14	25,456	6,158	19,298	12%	10-Jul-15
f	)	18-May-15	25,000	23,585	1,415	12%	17-May-16

			1,289,577	1,156,571	133,006

a)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited (“GCA”). On December 31, 2013, the Company entered in a letter agreement with GCA, in which the original maturity date of September 20, 2013 was extended to January 2, 2014.

The unpaid principal portion and accrued interest on the convertible bridge note is convertible in whole or in part as follows:

·	Conversion price per share equal to the lower of :

(i)	100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion date;
(ii)	70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

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

b)
As of April 1, 2015, the Company entered into a securities purchase agreement with VIS VIRES Group Inc., pursuant to which the Company sold to VIS VIRES a $43,000 face value 8% Convertible Note with a term of nine months. Interest accrues daily on the outstanding principal amount of the VIS VIRES Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the note and interest is payable on the VIS VIRES Maturity Date. The note is convertible into common stock beginning six months after the issue date, at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 130% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 135% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, and (v) 140% if prepaid 121 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. VIS VIRES does not have the right to convert the Note, to the extent that VIS VIRES and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. The Company paid VIS VIRES $3,000 for its legal fees and expenses.

c)
The Company entered into three convertible promissory notes (“LG Notes”) with LG Capital Funding, LLC (“LG”). Any outstanding principal amount can be converted, in whole or in part, into common stock at the option of the holder at any time after six months from the issuance date at a conversion price per share equal to 50% of the average of the lowest closing bid prices during the 15 trading days preceding the conversion. The LG Notes cannot be converted, to the extent that LG would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The notes are secured by General Security Agreement. The convertible debentures may be repaid by the Company as follows:

·
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid during the period beginning 181 days following the issuance date through the maturity date.

·	In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 16% per annum and the LG Notes become immediately due and payable.

On June 2, 2015, LG sold the rights to 2 of the notes dated May 21, 2014 to Coventry Enterprises LLC.

d)
As of October 7, 2014 and with a closing date of October 8, 2014, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $75,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on October 8, 2014.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $75,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 7, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

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

On January 15, 2015, the Company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises LLC., (“Coventry”), pursuant to which the Company sold to Coventry a $40,000 face value 8% Convertible Note (the “Coventry Note”) with a term of 12 months (the “Coventry Maturity Date”). Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock beginning six months after the Issue Date, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of the common stock of the Company. In the event the Company prepays the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. The Company paid Coventry $2,000 for its legal fees and expenses.

On February 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $35,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 15, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $35,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than October 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $1,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $1,750 in legal fees and expenses for the Coventry Back-End Note. On July 17, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the note.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

On February 12, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $63,125 face value 8% Convertible Note (the “Coventry Note”) with a term of 12 months (the “Coventry Maturity Date”) to replace a $58,675 debt to Bingham McCutchen LLP originally incurred on March 1, 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20- trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of the common stock of the Company. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. On July 17, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the note.

On February 17, 2015, the Company entered into a Convertible Redeemable Note with Coventry whereby the Company issued a $102,135 face value 8% Convertible Note (the “Coventry Note”) with a term of 12 months (the “Coventry Maturity Date”) to replace a $100,000 note to Beaufort Capital Partners LLP originally issued on January 29, 2015. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20- trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of the common stock of the Company. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $5,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses. On June 23, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the note.

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 27, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note. On July 17, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the note.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

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

On March 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 13, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note. On July 17, 2015 the parties entered in an amendment which established a ceiling price of $0.0005 on conversion of the note.

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

On March 19, 2015, the Company entered into two Convertible Redeemable Notes with Coventry whereby the Company issued two  8% Convertible Notes (the “Coventry Notes”)with an aggregate value of $160,268 with a term of 12 months (the “Coventry Maturity Date”) to replace a $156,329 in debt to Bingham McCutchen LP originally incurred in fiscal year 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20-trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of the common stock of the Company. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $8,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses. On July 17, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the notes.

On March 27, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 27, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 11, 2015.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

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

On May 11, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on May11, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than January 11, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

As of June 2, 2015 and with a closing date of June 5, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $45,966 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $45,966 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note and other transactions on this date, the Company incurred $10,000 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note. In connection with the Coventry Note, the Company retired $13,464 of existing convertible note debt.

As of June 2, 2015 and with a closing date of June 5, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $65,000 each, at a rate of 8% per annum. The date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be as follows: (i) the first closing (“First Closing”) June 2, 2015 shall be the purchase and sale of two $29,500 Notes (ii) the second closing (“Second Closing”) for the purchase and sale of two $17,750 Notes shall occur within 30 days following the First Closing, (iii) the third closing for the purchase and sale of two $17,750 Notes shall occur within 30 days following the Second Closing. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first closing of the first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $29,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company retired $25,456 of existing convertible note debt. In connection with the Coventry Note, the Company incurred $1,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,500 in legal fees and expenses for the Coventry Back-End Note. On July 17, 2015 the parties entered in an amendment which established a ceiling price of $0.0005 on conversion of the notes.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

As of June 2, 2015 and with a closing date of June 4, 2015, iHookup Social, Inc. (the “Company”) entered into a series of Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $124,706 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $124,706 of principal and interest on existing convertible notes.

On June 19, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $30,464 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $30,464 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 19, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company incurred $1,946 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,946 in legal fees and expenses for the Coventry Back-End Note. In connection with the Coventry Note, the Company retired $30,464 of existing convertible note debt.

On June 19, 2015, iHookup Social, Inc. (the “Company”) entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes. In connection with the Coventry Note, the Company incurred $3,270 in legal fees and expenses.

As of July 9, 2015, iHookup Social, Inc. (the “Company”) entered into a certain Side Letter Agreement (the “Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company agreed to change the terms of various Convertible Notes originally issued by the Company to Coventry. Per the Agreement, all redemption features of all notes issued by the Company to Coventry are null and void.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

e)
On November 21 and November 24, 2014, the Company entered into two securities purchase agreements with Carebourn Capital L.P. (“Carebourn”), pursuant to which the Company sold to Carebourn a $62,500 face value 12% Convertible Note and a $40,465 face value 12% Convertible Note with a term of nine months. Interest accrues daily on the outstanding principal amount of the Carebourn Notes at a rate per annum equal to 12% on the basis of a 365-day year. The note is convertible into common stock beginning six months after the issue date at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10-trading day period prior to conversion. In the event the Company prepays the notes in full, the Company is required to pay off all principal, interest and any other amounts owing.

The Company may not prepay the notes after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. Carebourn does not have the right to convert the Notes, to the extent that Carebourn and its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The notes are secured by a General Security Agreement.

On June 2, 2015, Carebourn sold the rights to the note to Coventry Enterprises LLC. As of June 30, 2015 the principal balance was $22,500.

f)
On July 11, 2014 and with a  closing date of July 16, 2014, the Company entered into a Convertible Note Purchase Agreement  with Eastmore Capital LLC (“Eastmore”), pursuant to which the Company sold to Eastmore an $80,000 face value 12% Convertible Note with a maturity date of July 10, 2015. Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The Eastmore Note is convertible into common stock, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date.

Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of the Company’s outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to Eastmore, to prepay the outstanding balance on this note for $120,000 plus any and all accrued and unpaid interest on the unpaid principal amount. The note is secured by a General Security Agreement.

As of May 18, 2015 and with a closing date of June 4, 2015, the Company entered into an Amendment and Prepayment Agreement (the “Amendment”) with Eastmore Capital, LLC (“Eastmore”) pursuant to which the parties agreed to amend and partially prepay a certain Securities Purchase Agreement and related note (the “SPA and Note”) dated as of July 11, 2014 by and between the parties. The Amendment states that after conversions and interest the Note balance was $81,913. The Company agreed to pay Eastmore a prepayment fee of $19,455 which was added to the Note. The Company further agreed to prepay $50,456 consisting of a cash payment of $25,456 and the issuance of a new note (the “Eastmore Note”) in the amount of $25,000 with a maturity date of November 30, 2015. Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The Eastmore Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date. Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of the Company’s outstanding common stock.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2015 the conversion features would not meet derivative classification.

At June 30, 2015, unless otherwise noted, the convertible debentures are unsecured. During the six months ended June 30, 2015, $234,231 of convertible debentures were settled by issuing 110,071,990 shares of common stock of the Company.

During the six months ended June 30, 2015, the Company incurred $29,500 in transaction costs in connection with the issuance of the convertible debentures.

IHOOKUP SOCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2015
(Expressed in US dollars)

 13.  SUBSEQUENT EVENTS

a)
Subsequent to June 30, 2015, the Company obtained proceeds of $109,816 for four convertible debenture agreements (“Debentures”) entered into with face values totaling $109,816, with an interest rate of 8% per annum and maturing one year from the respective dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.

b)
The Company entered into a Securities Purchase Agreement, dated August 5, 2015 (the “SPA”), with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 will be funded upon the Company reaching a trading value of at least $2,000,000 during each 30-calendar day period commencing one calendar day after the Initial Closing Date and ending on the 150th day after the Initial Closing Date (“Second Closing Date”, and with the Initial Closing Date, each a “Closing”). The trading value is to be determined using Bloomberg L.P. for the Company’s principal trading market.

Pursuant to the SPA, the Company also issued warrants to Alpha Capital to purchase up to a number of shares of the Company’s common stock equal to the purchase price of the Alpha Notes divided by the conversion price in effect as of the date of Closing. The conversion price as of the Initial Closing Date was $0.0078, and therefore warrants to purchase 96,153,846 shares of Common Stock were issued to Alpha Capital. The warrants’ per share exercise price of $0.00936 is equivalent to 120% of the conversion price.

For its services as a placement agent for this transaction and pursuant to the SPA, Palladium Capital Advisors, LLC (“Palladium”) shall receive the following compensation: (i) 5% of the aggregate purchase price paid in each Closing, payable in cash by wire transfer at the time of such Closing, or $37,500 in cash as of the Initial Closing Date; (ii) 2.5% of the aggregate purchase price paid in each Closing, payable in the securities purchased in the Closing, which means as of the Initial Closing Date, by (1) a convertible note in the principal amount of $18,750 (“Palladium Note”), and (2) a warrant to purchase up to a number of shares of Common Stock equal to the purchase price of the Palladium Note divided by the conversion price in effect as of the date of the Closing, or warrants to purchase 2,403,846 shares of Common Stock (the “Palladium Note Warrant”); and (iii) warrants to purchase 6% of the number of shares of Common Stock issuable upon the assumed conversion of all the convertible notes sold at each Closing divided by the conversion price in effect on the date of such Closing, or warrants to purchase 5,913,462 shares of Common Stock as of the Initial Closing Date (the “Palladium Warrant”).  The Palladium Note Warrant and Palladium Warrant will be identical to the warrants issued to Alpha Capital in all other respects.

The parties have also entered into an escrow agreement (“Escrow Agreement”), whereby Grushco & Mittman, PC, as the escrow agent, held the Notes and Warrant in escrow pending release by the parties and funding.

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

Recurring Subscriptions	$7.99
1-Month	$17.99
3-Month	$27.99
6-Month	$37.99
Annual	$59.99
Coin Pack1	$2.99
Coin Pack2	$4.99
Coin Pack 3	$9.99

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

 iHookup Free:
·	Top Rank Overall Apps USA - #532
·	Top Rank in Social Networking App USA: #49
·	Top Grossing Overall Apps USA - #510
·	Top Grossing Social Networking iPhone / iPod App USA: #28
·	Top Grossing Social Networking iPad App USA: #24

iHookup Paid:
·	Top Rank Overall Apps USA - #292
·	Top Rank Social Networking USA: #6
·	Top Grossing Overall Paid Apps - #651
·	Top Grossing Social Networking
·	iPhone / iPod App USA: #39
·	Top Grossing Social Networking iPad App USA: #58

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The company plans to announce specific name changes and feature additions to its current application, believed by management to enable the brand to expand its services beyond what currently exists in the marketplace today.

Revenue

Our revenue is derived primarily from subscription fees for our paid versions and from users purchasing “coins” for added features. Additional revenue opportunities include merchants, brands and advertisers that we are beginning to vertically integrate into our location based offers and discounts. Total revenue for the three and six months ended June 30, 2015 decreased compared to the same period last year due to lower subscription revenue on lower advertising expenditures.

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

Intellectual Property

We have relied heavily on the trademark “iHookup” to market our product and seek to build and maintain brand loyalty and recognition. In an attempt to reach a broader social market beyond dating, we intend to change the name of the Company and roll out a new brand under “Friendable”. On February 26, 2015 the Company entered into a Properties Lease and Purchase Agreement with Kimberly Snover (the “Seller”) whereby the Company agreed to acquire from the Seller certain properties, including the “Friendable” domains, logos, and registered trademark. The payment terms are an initial payment of $5,000 and subsequent payments totaling $30,000 over the course of 90 days. After the initial payment until the final payments, the properties will be leased by the Company from the Seller. All payments have been completed hereunder.

We intend, in due course, subject to legal advice, to apply for and/or maintain our trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

For the six months ended June 30, 2015 compared to 2014

Our net loss and comprehensive loss for our interim period ended June 30, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	$	$	$	$
Revenues	47,573	66,009	85,258	93,217
Total Operating Expenses	907,474	1,020,159	1,607,429	1,664,789
Loss From Operations	(859,901)	(954,150)	(1,522,171)	(1,571,572)
Other Income (Expenses)	-	76,359	5,096	(217,391)
Net Loss	(859,901)	(877,791)	(1,517,075)	(1,788,963)

Total revenue for the three and six months ended June 30, 2015 decreased compared to the same period last year due to lower subscription revenue on lower advertising expenditures.

Total operating expenses of for the three and six months ended June 30, 2015 decreased due to lower general and administrative and sales and marketing expenses offset partially by higher accretion and interest expense.

Other income and expenses of $5,096 for the six months ended June 30, 2015 consisted of a gain on debt settlement while other income and expenses of ($217,391) for the six months ended June 30, 2014 consisted of an impairment charge of $293,750 against an intangible asset acquired in connection with the application, offset by a gain on debt extinguishment of $76,359.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Current Assets	$86,214	$111,000
Current Liabilities	1,067,040	1,084,154
Working Capital(Deficiency)	$(980,826)	$(973,154)

Current assets for the quarter ended June 30, 2015 decreased compared to December 31, 2014 primarily due to lower prepaid expenses offset by higher debt issue costs.

Current liabilities for the quarter ended June 30, 2015 decreased compared to December 31, 2014 primarily due to the extinguishment of promissory notes offset by higher accounts payable and convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2015	June 30, 2014
Net Cash Provided by (Used in) Operating Activities	$(529,495)	$(692,238)
Net Cash Provided by (Used in) Investing Activities	(35,000)	966
Net Cash Provided by (Used in) Financing Activities	567,488	771,822
Net Increase (Decrease) in Cash	$2,993	$80,550

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $529,495 for the six month period ended June 30, 2015 consisted primarily of a loss of $1,517,075 adjusted by accretion expense of $590,510 and a change in accounts payable of $334,970. Our cash used in operating activities of $692,238 for the six month period ended June 30, 2014 consisted primarily of a net loss of $1,788,963 offset by non-cash adjustments for impairment of $293,750 and accretion expense of $475,503, and a change in accounts payable of $308,323.

Net Cash Provided by (Used in) Investing Activities

Our cash used in investing activities for the six month period ended June 30, 2015 was $35,000 and resulted from the purchase of a a trademark. Our cash provided by investing activities for the six month period ended June 30, 2014 was $966 and consisted of cash acquired in the merger.

 Net Cash Provided by Financing Activities

Our cash provided by financing activities of $567,488 for the six month period ended June 30, 2015 consisted primarily of net proceeds from convertible notes. Our cash provided by financing activities of $771,822 for the six month period ended June 30, 2014 consisted primarily of net proceeds from convertible notes.

 The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On February 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $35,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 15, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $35,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $1,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $1,750 in legal fees and expenses for the Coventry Back-End Note.

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

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on February 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 27, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

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

On March 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 13, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

 The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On March 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on March 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 27, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 11, 2015.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company paid an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

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

On May 11, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on May11, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than January 11, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $2,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note.

As of June 2, 2015 and with a closing date of June 5, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $45,966 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $45,966 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note and other transactions on this date, the Company incurred $10,000 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $2,500 in legal fees and expenses for the Coventry Back-End Note. In connection with the Coventry Note, the Company retired $13,464 of existing convertible note debt.

As of June 2, 2015 and with a closing date of June 5, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $65,000 each, at a rate of 8% per annum. The date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be as follows: (i) the first closing (“First Closing”) June 2, 2015 shall be the purchase and sale of two $29,500 Notes (ii) the second closing (“Second Closing”) for the purchase and sale of two $17,750 Notes shall occur within 30 days following the First Closing, (iii) the third closing for the purchase and sale of two $17,750 Notes shall occur within 30 days following the Second Closing. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first closing of the first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $29,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company retired $25,456 of existing convertible note debt. In connection with the Coventry Note, the Company incurred $1,500 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,500 in legal fees and expenses for the Coventry Back-End Note. On July 17, 2015 the parties entered in an amendment which established a ceiling price of $0.0005 on conversion of the notes.

As of June 2, 2015 and with a closing date of June 4, 2015, iHookup Social, Inc. (the “Company”) entered into a series of Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $124,706 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $124,706 of principal and interest on existing convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On June 19, 2015, iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $30,464 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $30,464 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 19, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150%. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company incurred $1,946 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $1,946 in legal fees and expenses for the Coventry Back-End Note. In connection with the Coventry Note, the Company retired $30,464 of existing convertible note debt.

On June 19, 2015, iHookup Social, Inc. (the “Company”) entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes. In connection with the Coventry Note, the Company incurred $3,270 in legal fees and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Consolidation of debt with Coventry Enterprises, LLC

As previously disclosed on the Form 8-K, filed with the Securities and Exchange Commission on June 9, 2015, iHookup Social, Inc. (the “Company”) effected a major consolidation of its convertible debt on June 5, 2015, with Coventry Enterprises, LLC (“Coventry”) becoming the major note holder of the Company. Coventry entered into Debt Purchase Agreements totaling $240,818 with the Company’s other convertible note promissory holders, which included LG Capital Funding LLC, Union Capital LLC, Jabro Funding Corp., and Carebourn Capital L.P. (the “Sellers”) whereby Coventry purchased all rights to the principal and interest of such outstanding convertible notes. Previously, conversions and simultaneous sales by multiple note holders put downward pressure of the stock price of the Company’s shares. In no event shall Coventry be allowed to effect a conversion of its notes if such conversion, along with all other shares of Company common stock beneficially owned by Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.  Due to the limit on conversion, the Company believes such consolidation will help decrease the likelihood of the Company from being exposed to high, unpredictable conversion rates from multiple note holders.

Amendments to Convertible Notes with Coventry Enterprises, LLC

As part of the consolidation efforts, the Company entered into a certain Amendment #1 to Convertible Promissory Notes, dated June 23, 2015 (the “Amendment”), with Coventry, pursuant to which the Company agreed to change the conversion terms of three Convertible Notes originally issued by the Company on October 7, 2014 in the amount of $75,000, a second $75,000 note issued on October 7, 2014, and a third note in the amount of $102,135 issued on February 17, 2015. Per the Amendment, a ceiling price of $0.0005 is established for the conversion price on these notes.

As part of the consolidation efforts, the Company entered into a certain Amendment #1 to Convertible Promissory Notes, dated July 7, 2015 (the “Amendment”), with Coventry, pursuant to which the Company agreed to change the conversion terms of various Convertible Notes originally issued to Coventry on February 15, 2015 in the amount of $35,000, a $63,125 note issued on February 15, 2014, a note in the amount of $37,500 issued on February 27, 2015 , a note in the amount of $37,500 issued on March 12, 2015 , a note in the amount of $53,561 issued on March 19, 2015, and a note in the amount of $29,500 issued on June 2, 2015. Per the Amendment, a ceiling price of $0.0005 is established for the conversion price on these notes.

Side Letter Agreement with Coventry Enterprises, LLC

As part of the consolidation efforts, the Company entered into a certain Side Letter Agreement, dated July 9, 2015 (the “Agreement”) with Coventry, pursuant to which the Company agreed to change the terms of various Convertible Notes originally issued by the Company to Coventry. Per the Agreement, all redemption features of all notes issued by the Company to Coventry are null and void.

Securities Purchase Agreement and Convertible Note with VIS VIRES Group Inc.

On April 1, 2015, the Company entered into a securities purchase agreement  with VIS VIRES Group Inc., pursuant to which the Company sold to VIS VIRES a $43,000 face value 8% Convertible Note with a term of nine months. Interest accrues daily on the outstanding principal amount of the VIS VIRES Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount of the note and interest is payable on the VIS VIRES Maturity Date. The note is convertible into common stock beginning six months after the issue date, at the holder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the Issue Date, (iii) 130% if prepaid 61 days following the closing through 90 days following the Issue Date, (iv) 135% if prepaid 91 days following the Issue Date through 120 days following the Issue Date, and (v) 140% if prepaid 121 days following the Issue Date through the 180 days following the Issue Date. The Company may not prepay the note after the 180th day following the Issue Date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest. VIS VIRES does not have the right to convert the Note, to the extent that VIS VIRES and its affiliates would beneficially own in excess of 9.99% of our outstanding common stock. The Company paid VIS VIRES $3,000 for its legal fees and expenses.

Amendment and Prepayment Agreement with Eastmore Capital, LLC

As of May 18, 2015 and with a closing date of June 4, 2015, the Company entered into an Amendment and Prepayment Agreement (the “Amendment”) with Eastmore Capital, LLC (“Eastmore”) pursuant to which the parties agreed to amend and partially prepay a certain Securities Purchase Agreement and related note (the “SPA and Note”) dated as of July 11, 2014 by and between the parties. The Amendment states that after conversions and interest the Note balance was $81,913. The Company agreed to pay Eastmore a prepayment fee of $19,455 which was added to the Note. The Company further agreed to prepay $50,456 consisting of a cash payment of $25,456 and the issuance of a new note (the “Eastmore Note”) in the amount of $25,000 with a maturity date of November 30, 2015. Interest accrues daily on the outstanding principal amount of the Eastmore Note at a rate per annum equal to 12% on the basis of a 365-day year. The Eastmore Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date. Eastmore does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stocko

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Friendable Properties Lease and Purchase Agreement

On February 26, 2015 the Company entered into a Properties Lease and Purchase Agreement with Kimberly Snover (the “Seller”) whereby the Company agreed to acquire from the Seller certain properties, including the Friendable domains, logos, and trademark. The payment terms are an initial payment of $5,000 and subsequent payments totaling $30,000 over the course of 90 days. After the initial payment until the final payments, the properties will be leased by the Company from the Seller. All payments have been completed hereunder.

Securities Purchase Agreement with Alpha Capital

iHookup Social, Inc. (the “Company”) entered into a Securities Purchase Agreement, dated August 5, 2015 (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 will be funded upon the Company reaching a “trading value” of at least $2,000,000 during each thirty (30) calendar day period commencing one (1) calendar day after the Initial Closing Date and ending on the one hundred and fiftieth (150th) day after the Initial Closing Date (“Second Closing Date”, and with the Initial Closing Date, each a “Closing”). “Trading value” means the number of shares traded on the Company’s principal trading market during a specified period multiplied by the volume weighted average price (“VWAP”) for such trading period as determined by Bloomberg L.P. for the Company’s principal trading market.

Pursuant to the SPA, the Company also issued warrants to Alpha Capital to purchase up to a number of shares of the Company’s common stock (“Common Stock”) equal to the purchase price of the Alpha Notes divided by the conversion price in effect as of the date of Closing (the “Alpha Warrant”). The conversion price as of the Initial Closing Date was $0.0078, and therefore warrants to purchase 96,153,846 shares of Common Stock were issued to Alpha Capital. The Alpha Warrants’ per share exercise price of $0.00936 is equivalent to 120% of the conversion price.

For its services as a placement agent for this transaction and pursuant to the SPA, Palladium Capital Advisors, LLC (“Palladium”) shall receive the following compensation: (i) 5% of the aggregate purchase price paid in each Closing, payable in cash by wire transfer at the time of such Closing, or $37,500 in cash as of the Initial Closing Date; (ii) 2.5% of the aggregate purchase price paid in each Closing, payable in the securities purchased in the Closing, which means as of the Initial Closing Date, by (1) a convertible note in the principal amount of $18,750 (“Palladium Note”), and (2) a warrant to purchase up to a number of shares of Common Stock equal to the purchase price of the Palladium Note divided by the conversion price in effect as of the date of the Closing, or warrants to purchase 2,403,846 shares of Common Stock (the “Palladium Note Warrant”); and (iii) warrants to purchase 6% of the number of shares of Common Stock issuable upon the assumed conversion of all the convertible notes sold at each Closing divided by the conversion price in effect on the date of such Closing, or warrants to purchase 5,913,462 shares of Common Stock as of the Initial Closing Date (the “Palladium Warrant”).  The Palladium Note Warrant and Palladium Warrant will be identical to the Alpha Warrant in all other respects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At June 30, 2015, we had an accumulated deficit of $5,827,107 and incurred a net loss of $1,517,075 for the six month period ended June 30, 2015.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

To the extent that we fail to obtain sufficient operating capital, we may be unable to deal with presently unforeseen contingencies in the future or be able to fund our operations. We may also be unable to expand our product and service offerings or launch the advertising and promotion necessary to increase our user base. In addition, we may have more difficulty or find it impossible, to raise third party financing from investors or financial institutions. Furthermore, any operating capital raised may be obtained on harsh terms and be dilutive to current shareholders.

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

Traffic building and conversion initiatives involve considerable expenditures for online, mobile and offline advertising and marketing. We may not have the working capital to fund such activities. To the extent that we have the working capital available, we plan to make significant expenditures for online and mobile display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

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

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success.  For example, we have relied heavily on the trademark “iHookup” to market our product and seek to build and maintain brand loyalty and recognition. We intend to change the name of the Company and roll out a new brand, “Friendable”. To the extent that we have protectable intellectual property rights, we intend, in due course, subject to legal advice, to maintain and/or apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

We believe that maintaining and promoting our brand is critical to expanding our base of users and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to raise capital as well as to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brand if users do not have a positive experience using third-party applications. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on its platform or by third parties obtaining control over users’ accounts. Maintaining and enhancing our brand may require iHookup to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2015 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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
•
Checkmate Mobile, Inc., a Delaware corporation, owns 520 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc. [All updated?]

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

As of June 30, 2015, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations due to various factors. The conversion of certain convertible notes at steep discounts, timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Moreover, if the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the public offering price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future.

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

During the year ended December 31, 2014, we received $1,186,850 in convertible note financing and $250,000 in promissory note financing. During the six months ended June 30, 2015, we received $960,881 in net convertible note financing. Subsequent to June 30, 2015, we received $750,000 in financing from Alpha capital, with a potential for another $750,000 based on certain conditions including stock liquidity. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended June 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

IHOOKUP SOCIAL, INC.

Date: August 14, 2015	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)