Form 10-Q
period 2015-09-30
Friendable, Inc.
filed 2015-11-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:   000-52917

FRIENDABLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 E Ft Lowell Rd, Tucson AZ 85719

(Address of principal executive offices)   (zip code)

(855)473-8473

(Registrant’s telephone number, including area code)

f/k/a iHookup Social, Inc.

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

140,966,526 shares of common stock and 22,287 shares of preferred stock outstanding as of November 12, 2015.

i

ii

As used in this report, the term “the Company” means Friendable, Inc., formerly known as iHookup Social, Inc., and its subsidiary, unless the context clearly indicates otherwise.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2015 (unaudited)	December 31, 2014

Current assets
Cash	$320,692	$-
Accounts receivable	13,837	14,137
Prepaid expenses	8,730	49,741
Debt issue costs (Note 12)	220,630	47,122
Total current assets	563,889	111,000
Non-current assets
Intangible assets (Note 4)	35,000	-

TOTAL ASSETS	$598,889	$111,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Cheques issued in excess of cash on hand	$-	$945
Accounts payable	952,207	683,516
Convertible debentures (Note 12)	251,131	120,432
Deferred revenue	17,836	17,836
Promissory notes and accrued interest (Note 7)	-	261,425

Total liabilities	1,221,174	1,084,154

Going concern (Note 1)
Commitments (Note 9)

STOCKHOLDERS' DEFICIENCY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,287 (December 31, 2014 – 22,807) shares issued and outstanding (Note 5)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 140,966,526 (December 31, 2014 – 8,802,940) shares issued and outstanding (Note 5)	13,970	881
Additional paid-in capital	5,906,876	3,340,495
Common stock subscriptions receivable (Note 10)	(4,500)	(4,500)
Deficit	(6,538,633)	(4,310,032)
Total Stockholders' Deficiency	(622,285)	(973,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$598,889	$111,000

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
	$	$	$	$
REVENUES	34,770	61,480	120,028	154,697

OPERATING EXPENSES
Accretion and interest expense	349,306	297,753	996,696	771,893
App hosting (Note 10)	100,161	53,416	276,221	103,897
Commissions	10,431	18,444	36,008	46,409
Financing costs	17,031	22,722	95,245	55,366
General and administrative (Note 10)	197,641	313,164	684,100	1,010,962
Product development	32,927	101,433	77,622	225,157
Sales and marketing	38,799	228,271	187,833	486,310

TOTAL OPERATING EXPENSES	746,296	1,035,203	2,353,725	2,699,994

LOSS FROM OPERATIONS	(711,526)	(973,723)	(2,233,697)	(2,545,297)

OTHER INCOME (EXPENSES)
Impairment loss	-	-	-	(293,750)
Gain on extinguishment of debt (Note 7)	-	-	5,096	76,359

NET LOSS AND COMPREHENSIVE LOSS	(711,526)	(973,723)	(2,228,601)	(2,762,688)

BASIC LOSS PER SHARE	(0.01)	(0.01)	(0.03)	(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	130,123,048	990,512	76,690,053	571,945

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 30, 2014 TO SEPTEMBER 30, 2015
(Expressed in US dollars)
(Unaudited)

	Common Stock #	Common Stock Amount	Preferred Stock #	Preferred Stock Amount	Additional	Receivable Paid-in Capital	Deficit	Total

Balance, December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 12)	121,671,990	12,040	—	—	227,991	—	—	240,031

Conversion of preferred shares (Note 5)	9,341,596	934	(520)	—	(934)	—	—	—

Issuance of convertible notes (net) (Note 12)	—	—	—	—	2,332,999	—	—	2,332,999

Net loss for the period	—	—	—	—	—	—	(2,228,601)	(2,228,601)

Balance, September 30, 2015	140,966,526	$13,970	22,287	$2	$5,906,876	$(4,500)	$(6,538,633)	$(622,285)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(2,228,601)	$(2,762,688)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	—	293,750
Debt issue costs	—	13,146
Interest on promissory note	22,965	3,863
Accretion expense	837,244	751,339
Gain on extinguishment of debt	(5,096)	(76,359)
Shares issued for services	47,893	228,066
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	300	(5,673)
Decrease (increase) in prepaid expenses	(442)	21,910
Increase (decrease) in accounts payable	370,979	419,745
Net Cash Used in Operating Activities	(954,758)	(1,112,900)

Cash Flows provided by (used in) Investing Activities:
Acquisition of intangible assets	(35,000)	—
Cash acquired in the Merger	—	966
Net Cash Provided by (used in) Investing Activities	(35,000)	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	1,311,395	885,910
Proceeds from promissory notes	—	250,000
Share subscriptions received	—	500
Net Cash Provided by Financing Activities	1,311,395	1,136,410

Net Increase in Cash	321,637	24,476

Cash (cheques issues in excess of cash on hand) – Beginning	(945)	—

Cash – Ending	$320,692	$24,476

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$240,031	$939,250
Convertible debentures issued to extinguish promissory notes	$261,425	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
1.  NATURE OF BUSINESS AND GOING CONCERN

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada with a plan to produce user-friendly software that creates interactive digital yearbook software for schools.

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

On September 28, 2015 the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Company from “iHookup Social, Inc.” to “Friendable, Inc.”. On October 27, 2015 the Company’s trading symbol on the OTC Pink marketplace was changed from “HKUP” to “FDBL”. This change was made in conjunction with the re-branding of the Company’s app from "iHookup Social" to "Friendable".

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2015 the Company has a working capital deficiency of $657,285 and has an accumulated deficit of $6,538,633 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements include the accounts of Friendable, Inc., from the date of acquisition, and its wholly owned subsidiary, iHookup-DE from inception.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2015.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

Use of Estimates
The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of intangible assets, valuation of convertible debenture conversion options, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the nine months ended September 30, 2015, the Company incurred $187,833 (2014: 486,310) in advertising costs.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the nine months ended September 30, 2015, the Company did not have any allowance for doubtful accounts.

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

As of September 30, 2015, there were approximately 4,520,258,987 potentially dilutive shares outstanding.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
5.  COMMON AND PREFERRED STOCK

Issued during 2015:

On March 19, 2015, the Company completed a common stock and preferred stock reverse stock split at a ratio of 100 to 1. The reverse stock splits have been retroactively applied to all common stock, preferred stock, weighted average common stock, and loss per common stock disclosures.

During the nine months ended September 30, 2015, the Company issued 121,671,990 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the nine months ended September 30, 2015, the Company issued 1,150,000 shares of common stock to a consultant in exchange for investor relations and advertising services.

During the nine months ended September 30, 2015, the Company issued 9,341,596 shares of common stock to various Series A preferred stockholders on conversion of 520 preferred shares.

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

6.  SHARE PURCHASE WARRANTS

	Number of Warrants	Weighted Average Exercise Price $
Balance, December 31, 2014	334	2,000
Warrants expired	(334)	(2,000)
Warrants issued	119,471,154	0.015
Balance, September 30, 2015	119,471,154	0.015

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

During the year ended December 31, 2014 and pursuant to the Letter Agreement, the Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bear 1% interest per month, compounded monthly, and mature in six (6) months (“Maturity Date”). In the event that payment is not received within ten (10) days of the Maturity Date, then the Company shall be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. During the nine months ended September 30, 2015, the Company extinguished these notes in their entirety by issuing replacement convertible notes (Note 12). The Company also recorded interest expense of $6,074 and a gain on debt extinguishment of $5,096 on these notes.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of September 30, 2015:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2015, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$
Outstanding, December 31, 2013	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-
Stock options of the Company outstanding and exercisable at the Merger	3,075	1,044	7.57
Outstanding and exercisable, December 31, 2014	3,075	1,044	7.57	-
Outstanding and exercisable, September 30, 2015	3,075	1,044	7.32	-

9.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of September 30, 2015:

$
Convertible Notes (1)	2,201,370
Employment Agreements (2)	75,000
2,276,370

(1) Principal and interest due for various convertible notes agreements.
(2) Employment agreements with related parties.

10.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2015, the Company incurred $334,853 (2014: 318,656) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2015, the Company incurred $352,811 (2014: $258,300) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)

10.  RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

As of September 30, 2015, the Company had a stock subscription receivable totaling $4,500 (December 31, 2014: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2015, included in prepaid expenses is $1,868 (December 31, 2014: $2,938) advanced to the Chief Executive Officer of the Company.

As of September 30, 2015, accounts payable include $99,462 (December 31, 2014: $42,352) payable to a company with two officers and directors in common, and $154,167 (December 31, 2014: $16,667) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of September 30, 2015, there were no assets or liabilities measured at fair value on a recurring basis presented on the  Company’s balance sheet, other than cash.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
12.  CONVERTIBLE DEBENTURES

		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	5-Aug-15	750,000	707,205	42,795	7%	5-Feb-17
c	)	5-Aug-15	18,750	17,681	1,069	7%	5-Feb-17
d	)	7-Oct-14	75,000	11,668	63,332	8%	7-Oct-15
d	)	15-Jan-15	40,000	29,433	10,567	8%	15-Jan-16
d	)	15-Feb-15	35,000	27,956	7,044	8%	15-Feb-16
d	)	17-Feb-15	63,125	53,001	10,124	8%	17-Feb-16
d	)	17-Feb-15	102,135	89,334	12,801	8%	17-Feb-16
d	)	17-Feb-15	5,000	2,949	2,051	8%	17-Feb-16
d	)	27-Feb-15	37,500	31,203	6,297	8%	27-Feb-16
d	)	12-Mar-15	37,500	32,038	5,462	8%	11-Mar-16
d	)	19-Mar-15	84,209	74,219	9,990	8%	19-Mar-16
d	)	19-Mar-15	53,551	47,428	6,123	8%	19-Mar-16
d	)	19-Mar-15	8,000	5,804	2,196	8%	19-Mar-16
d	)	27-Mar-15	50,000	44,694	5,306	8%	26-Mar-16
d	)	11-May-15	50,000	46,939	3,061	8%	10-May-16
d	)	2-Jun-15	29,500	27,511	1,989	8%	1-Jun-16
d	)	2-Jun-15	45,966	43,641	2,325	8%	1-Jun-16
d	)	2-Jun-15	10,000	8,634	1,366	8%	1-Jun-16
d	)	2-Jun-15	58,540	56,008	2,532	8%	1-Jun-16
d	)	2-Jun-15	35,408	33,288	2,120	8%	1-Jun-16
d	)	2-Jun-15	20,758	18,998	1,760	8%	1-Jun-16
d	)	11-Jun-15	50,000	46,753	3,247	8%	10-Jun-16
d	)	16-Jun-15	30,464	28,818	1,646	8%	15-Jun-16
d	)	19-Jun-15	30,000	28,361	1,639	8%	18-Jun-16
d	)	19-Jun-15	35,408	33,685	1,723	8%	18-Jun-16
d	)	24-Jun-15	37,500	35,870	1,630	8%	23-Jun-16
d	)	24-Jun-15	35,000	32,162	2,838	8%	23-Jun-16
d	)	24-Jun-15	37,500	34,958	2,542	8%	23-Jun-16
d	)	7-Jul-15	75,000	56,266	18,734	8%	7-Oct-15
d	)	17-Jul-15	27,000	25,837	1,163	8%	17-Jul-16
d	)	1-Aug-15	17,408	16,476	932	8%	4-Aug-16
d	)	1-Aug-15	30,000	28,962	1,038	8%	1-Aug-16
d	)	1-Aug-15	35,408	34,337	1,071	8%	1-Aug-16
d	)	21-Sep-15	64,744	64,133	611	8%	21-Sep-16
e	)	18-May-15	25,000	18,047	6,953	12%	17-May-16

			2,145,428	1,894,297	251,131

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

b-c)
On August 5, 2015 the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 will be funded upon the Company reaching a “trading value” of at least $2,000,000 during each thirty (30) calendar day period commencing one (1) calendar day after the Initial Closing Date and ending on the one hundred and fiftieth (150th) day after the Initial Closing Date (“Second Closing Date”, and with the Initial Closing Date, each a “Closing”). “Trading value” means the number of shares traded on the Company’s principal trading market during a specified period multiplied by the volume weighted average price (“VWAP”) for such trading period as determined by Bloomberg L.P. for the Company’s principal trading market.

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

For its services as a placement agent for this transaction and pursuant to the SPA, Palladium Capital Advisors, LLC (“Palladium”) received the following compensation: (i) 5% of the aggregate purchase price paid in each Closing, payable in cash by wire transfer at the time of such Closing, or $37,500 in cash as of the Initial Closing Date; (ii) 2.5% of the aggregate purchase price paid in each Closing, payable in the securities purchased in the Closing, which means as of the Initial Closing Date, by (1) a convertible note in the principal amount of $18,750 (“Palladium Note”), and (2) a warrant to purchase up to a number of shares of Common Stock equal to the purchase price of the Palladium Note divided by the conversion price in effect as of the date of the Closing, or warrants to purchase 2,403,846 shares of Common Stock (the “Palladium Note Warrant”); and (iii) warrants to purchase 6% of the number of shares of Common Stock issuable upon the assumed conversion of all the convertible notes sold at each Closing divided by the conversion price in effect on the date of such Closing, or warrants to purchase 5,913,462 shares of Common Stock as of the Initial Closing Date (the “Palladium Warrant”).  The Palladium Note Warrant and Palladium Warrant will be identical to the Alpha Warrant in all other respects.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

The term of the Coventry Note and the Coventry Back-End Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Coventry Note and Coventry Back-End Note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Coventry Back-End Note), at a conversion price equal to 50% of the lowest closing bid price in the 15 trading days previous to the conversion. In the event the Company redeems the Coventry Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 150% if prepaid prior to the 180th day after its issuance. There shall be no redemption after the 180th day. The Coventry Back-End Note may not be prepaid, except that if the Coventry Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and Coventry under the Coventry Back-End Note and the Buyer Note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Coventry Note, the Company paid $3,750 in legal fees and expenses. Upon the cash payment of the Buyer Note, the Company will pay an additional $3,750 in legal fees and expenses for the Coventry Back-End Note. The Coventry Back-End Note was funded on July 7, 2015.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $45,966 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $45,966 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $65,000 each, at a rate of 8% per annum. The date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be as follows: (i) the first closing (“First Closing”) June 2, 2015 shall be the purchase and sale of two $29,500 Notes (ii) the second closing (“Second Closing”) for the purchase and sale of two $17,750 Notes shall occur within 30 days following the First Closing, (iii) the third closing for the purchase and sale of two $17,750 Notes shall occur within 30 days following the Second Closing. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first closing of the first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $29,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

As of June 2, 2015 and with a closing date of June 4, 2015, Friendable, Inc. (the “Company”) entered into a series of Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $124,706 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $124,706 of principal and interest on existing convertible notes.

On June 19, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $30,464 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $30,464 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 19, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

On June 19, 2015, Friendable, Inc. (the “Company”) entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes. In connection with the Coventry Note, the Company incurred $3,270 in legal fees and expenses.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)
12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

On July 9, 2015, Friendable, Inc. (the “Company”) entered into a certain Side Letter Agreement (the “Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company agreed to change the terms of various Convertible Notes originally issued by the Company to Coventry. Per the Agreement, all redemption features of all notes issued by the Company to Coventry are null and void.

On July 17, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $27,000, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $1,544 in legal fees and expenses. In connection with the Note, the Company retired $25,456 of existing convertible note debt.

On August 1, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $17,408, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $3,944 in legal fees and expenses. In connection with the Note, the Company retired $13,464 of existing convertible note debt.

On August 1, 2015, the Company entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes.

On September 18, 2015 VIS VIRES Group Inc. agreed to the Company prepaying a $43,000 note issued on April 1, 2015 for a sum of $61,660 including principal, interest, and prepayment fees. In order to pay off the note, the Company issued a replacement note to Coventry Enterprises, LLC (“Coventry”). On September 21, 2015, the “Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry, pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $64,744 at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2015
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $3,083 in legal fees and expenses.

e)
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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2015 the conversion features would not meet derivative classification.

At September 30, 2015, unless otherwise noted, the convertible debentures are unsecured. During the nine months ended September 30, 2015, $240,031 of convertible debentures were settled by issuing 121,671,990 shares of common stock of the Company.

During the nine months ended September 30, 2015, the Company incurred $29,500 in transaction costs in connection with the issuance of the convertible debentures.

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

On October 26, 2015 the Company issued a press release announcing that FINRA had approved a change to our trading symbol for our common stock which is quoted on the OTC Pink marketplace. Effective October 27, 2015 our trading symbol was changed from “HKUP” to “FDBL”. This change was made in conjunction with the Company’s filing of a Certificate of Amendment on September 28, 2015 to its Articles of Incorporation changing the name of the Company from “iHookup Social, Inc.” to “Friendable, Inc.” The company had previously announced a re-branding our app from "iHookup Social" to "Friendable". As a result, the company desired to change its name to match the rebranding so as to be more recognizable and create less confusion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Mobile Application

Introduction

Friendable recognizes that “Everything starts with Friendship” and the way to make connections and meet new people continues to evolve through new technologies and devices that make it all possible. Today just about everyone is on the move and interacting online with their mobile devices, creating dynamic opportunities to find and explore new experiences with location specific accuracy.

Friendable provides its vast mobile community of users with the freedom to meet new people, hang out with current friends, explore exciting venues and interact in social activities based around shared interests and location, transforming mobile interactions into a real-life social experiences. Friendable bridges our mobile community of users with the meeting of new friends, building relationships and connecting them with local venues or events tied to their interests, which presents newfound ways for them to interact and hang out.

Meeting new people and making connections has grown, where the modern meaning of “being social” or “meeting up,” now includes opportunities to meet through mobile apps. The result of these interactions produces hyper-local advertising opportunities, allowing Friendable to act as both a friend finder and concierge using nearby locations to identify activities, events and businesses that may provide the entertainment they are seeking.

Making friends through a mobile app allows people of various backgrounds to connect through common interests and engage in fresh experiences while cultivating deep relationships. Meet people where you want, when you want, and show the world that you’re Friendable – Everything starts with friendship!

Join Friendable today and let someone know, you want to “Be Friendable”!

Products/Services: Friendable application

Friendable is currently available on the iOS platform and in iTunes stores world-wide, offering a free version and a paid version. The free version allows users to browse through the application’s features and user profiles. The paid version which costs $0.99 to download, provides a trial of all subscription based services (which allows users to send message and take advantage of any localized recommendations or offers) for a specified period of time, (as determined by the company’s marketing strategy and pricing variations that continue to vary based on promotions and testing). The application also offers a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various service-based options (see subscription offers and pricing below – prices are subject to change and often do during this user acquisition phase the company is currently in):

Recurring Subscriptions	$7.99
1-Month	$17.99
3-Month	$27.99
6-Month	$37.99
Annual	$59.99
Coin Pack1	$2.99
Coin Pack2	$4.99
Coin Pack 3	$9.99

In addition, the company has begun providing localized recommendations and merchant discounts to its users and allowing users to share/invite and view trending activities or offers with each other. This feature is also linked with each user’s mobile mapping service, allowing for easy routing to location specific venues or events. As this feature continues to be built up, the company hopes it will help drive “Friendable Requests” to physical locations or events, which becomes an additional method of retaining its user base and adds/increases the company’s revenue streams in several vertically attractive markets for brands, merchant/venues and advertisers.

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

Friendable is available on in the Apple App Store / iTunes, where our visibility in rank on the free, paid and social networking categories also drives traffic to both versions of the application.  The highest ranking achieved by our application as of March 2015 on the Apple App Store is as follows:

 Friendable Free:
·	Top Rank Overall Apps USA - #532
·	Top Rank in Social Networking App USA: #49
·	Top Grossing Overall Apps USA - #510
·	Top Grossing Social Networking iPhone / iPod App USA: #28
·	Top Grossing Social Networking iPad App USA: #24

Friendable Paid:
·	Top Rank Overall Apps USA - #292
·	Top Rank Social Networking USA: #6
·	Top Grossing Overall Paid Apps - #651
·	Top Grossing Social Networking iPhone / iPod App USA: #39
·	Top Grossing Social Networking iPad App USA: #58

Revenue

Our revenue is derived primarily from subscription fees for our paid versions and from users purchasing “coins” for added features. Additional revenue opportunities include merchants, brands and advertisers that we are beginning to vertically integrate into our location based offers and discounts. Total revenue for the three and nine months ended September 30, 2015 decreased compared to the same period last year due to lower subscription revenue on lower advertising expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Competition

The mobile-social business is highly competitive and barriers to entry are minimal, other than the capital investment and technical resources that enable mobile development/deployment. We compete primarily with other social networking, messaging and dating mobile applications (e.g. LOVOO and MeetM), but also category specific websites (e.g. Facebook for example), social apps, dating and matchmaking services, other social media platforms and applications, and other conventional media companies that provide location specific or personal services and traditional venues where meet ups take plac (both online and offline). The company utilized the dating category as an entry point to a much broader “Social Networking” marketplace, where competitors continue to include websites and applications offering location specific meet up opportunities and new connections that start with friendship.

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

Intellectual Property

We rely heavily on the trademark, copy write and patents associated with the company’s most recent name change and acquisition of the “Friendable Brand” to market our product and seek to build and maintain brand loyalty and recognition. In an attempt to reach a much broader and socially active market the name of the Company and its app have now rolled out under its new brand of “Friendable”. On February 26, 2015 the Company entered into a Properties Lease and Purchase Agreement with Kimberly Snover (the “Seller”) whereby the Company agreed to acquire from the Seller certain properties, including the “Friendable” domains, logos, and registered trademark, patents and copy write. The payment terms are an initial payment of $5,000 and subsequent payments totaling $30,000 over the course of 90 days. After the initial payment until the final payments, the properties will be leased by the Company from the Seller until final payment was made and the completed acquisition became final. All payments have been completed hereunder.

We intend, in due course, subject to legal advice, to apply for and/or maintain our trademark, copyright and/or additional design patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

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

Market Opportunity

Of more than 2 Billion Smart devices (mobile) shipped annually, social networking apps continue to be a leading driver of mobile applications among users in the 18-44 ages demographic. These 2 Billion devices are now responsible for transactions totaling over $1.5 Trillion dollars annually and the market opportunity for mobile apps such as Friendable is projected to be over $76 Billion by 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

For the nine months ended September 30, 2015 compared to 2014

Our net loss and comprehensive loss for our interim period ended September 30, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
	$	$	$	$
Revenues	34,770	61,480	120,028	154,697
Total Operating Expenses	746,296	1,035,203	2,353,725	2,699,994
Loss From Operations	(711,526)	(973,723)	(2,233,697)	(2,545,297)
Other Income (Expenses)	-	-	5,096	(217,391)
Net Loss	(711,526)	(973,723)	(2,228,601)	(2,762,688)

Total revenue for the three and nine months ended September 30, 2015 decreased compared to the same period last year due to lower subscription revenue on lower advertising expenditures.

Total operating expenses of for the three and nine months ended September 30, 2015 decreased due to lower general and administrative and sales and marketing expenses offset partially by higher accretion and interest expense.

Other income and expenses of $5,096 for the nine months ended September 30, 2015 consisted of a gain on debt settlement while other income and expenses of ($217,391) for the nine months ended September 30, 2014 consisted of an impairment charge of $293,750 against an intangible asset acquired in connection with the application, offset by a gain on debt extinguishment of $76,359.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Current Assets	$563,889	$111,000
Current Liabilities	1,221,174	1,084,154
Working Capital(Deficiency)	$(657,285)	$(973,154)

Current assets for the quarter ended September 30, 2015 increased compared to December 31, 2014 primarily due to higher cash and debt issue costs.

Current liabilities for the quarter ended September 30, 2015 increased compared to December 31, 2014 primarily due to higher accounts payable and convertible notes offset by the extinguishment of promissory notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2015	September 30, 2014
Net Cash Provided by (Used in) Operating Activities	$(954,758)	$(1,112,900)
Net Cash Provided by (Used in) Investing Activities	(35,000)	966
Net Cash Provided by (Used in) Financing Activities	1,311,395	1,136,410
Net Increase (Decrease) in Cash	$321,637	$24,476

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $954,758 for the nine month period ended September 30, 2015 consisted primarily of a loss of $2,228,601 adjusted by accretion expense of $837,244 and a change in accounts payable of $370,979. Our cash used in operating activities of $1,112,900 for the nine month period ended September 30, 2014 consisted primarily of a net loss of $2,762,688 offset by non-cash adjustments for impairment of $293,750 and accretion expense of $751,339, and a change in accounts payable of $419,745.

Net Cash Provided by (Used in) Investing Activities

Our cash used in investing activities for the nine month period ended September 30, 2015 was $35,000 and resulted from the purchase of a a trademark. Our cash provided by investing activities for the nine month period ended September 30, 2014 was $966 and consisted of cash acquired in the merger.

 Net Cash Provided by Financing Activities

Our cash provided by financing activities of $1,311,395 for the nine month period ended September 30, 2015 consisted primarily of net proceeds from convertible notes. Our cash provided by financing activities of $1,136,410 for the nine month period ended September 30, 2014 consisted primarily of net proceeds from convertible and promissory notes.

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

On July 7, 2015, the Company fully paid the January 9 note in the amount of $57,721 including principal, interest, and prepayment fees.

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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $45,966 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $45,966 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $65,000 each, at a rate of 8% per annum. The date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be as follows: (i) the first closing (“First Closing”) June 2, 2015 shall be the purchase and sale of two  $29,500 Notes (ii) the second closing (“Second Closing”) for the purchase and sale of two $17,750 Notes shall occur within 30 days following the First Closing, (iii) the third closing for the purchase and sale of two $17,750 Notes shall occur within 30 days following the Second Closing. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first closing of the first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $29,500 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

As of June 2, 2015 and with a closing date of June 4, 2015, Friendable, Inc. (the “Company”) entered into a series of Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $124,706 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $124,706 of principal and interest on existing convertible notes.

On June 19, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $30,464 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by the Buyer on June 5, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $30,464 promissory note issued to the Company by the Buyer (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, the Buyer must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 19, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On June 19, 2015, Friendable, Inc. (the “Company”) entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes. In connection with the Coventry Note, the Company incurred $3,270 in legal fees and expenses.

On July 17, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $27,000, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $1,544 in legal fees and expenses. In connection with the Note, the Company retired $25,456 of existing convertible note debt.

On August 1, 2015, the “Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $17,408, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $3,944 in legal fees and expenses. In connection with the Note, the Company retired $13,464 of existing convertible note debt.

On August 1, 2015, the Company entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) in the aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On September 18, 2015 VIS VIRES Group Inc. agreed to the Company prepaying a $43,000 note issued on April 1, 2015 for a sum of $61,660 including principal, interest, and prepayment fees. In order to pay off the note, the Company issued a replacement note to Coventry Enterprises, LLC (“Coventry”). On September 21, 2015, the “Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry, pursuant to which the Company issued a Convertible Note (the “Note”) in the amount of $64,744 at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

The term of the Note is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Note is convertible into Common Stock at any time after the requisite Rule 144 holding period, at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Note may not be redeemed or prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Note, the Company incurred $3,083 in legal fees and expenses.

Consolidation of debt with Coventry Enterprises, LLC

As previously disclosed on the Form 8-K, filed with the Securities and Exchange Commission on June 9, 2015, Friendable, Inc. (the “Company”) effected a major consolidation of its convertible debt on June 5, 2015, with Coventry Enterprises, LLC (“Coventry”) becoming the major note holder of the Company. Coventry entered into Debt Purchase Agreements totaling $240,818 with the Company’s other convertible note promissory holders, which included LG Capital Funding LLC, Union Capital LLC, Jabro Funding Corp., and Carebourn Capital L.P. (the “Sellers”) whereby Coventry purchased all rights to the principal and interest of such outstanding convertible notes. Previously, conversions and simultaneous sales by multiple note holders put downward pressure of the stock price of the Company’s shares. In no event shall Coventry be allowed to effect a conversion of its notes if such conversion, along with all other shares of Company common stock beneficially owned by Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.  Due to the limit on conversion, the Company believes such consolidation will help decrease the likelihood of the Company from being exposed to high, unpredictable conversion rates from multiple note holders.

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

On September 22, 2015, the Company fully paid the VIS VIRES note for $61,661 including principal, interest, and prepayment fees.

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

Securities Purchase Agreement with Alpha Capital

Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement, dated August 5, 2015 (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 will be funded upon the Company reaching a “trading value” of at least $2,000,000 during each thirty (30) calendar day period commencing one (1) calendar day after the Initial Closing Date and ending on the one hundred and fiftieth (150th) day after the Initial Closing Date (“Second Closing Date”, and with the Initial Closing Date, each a “Closing”). “Trading value” means the number of shares traded on the Company’s principal trading market during a specified period multiplied by the volume weighted average price (“VWAP”) for such trading period as determined by Bloomberg L.P. for the Company’s principal trading market.

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

Going Concern

At September 30, 2015, we had an accumulated deficit of $6,539,633 and incurred a net loss of $2,228,601 for the nine month period ended September 30, 2015.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. We are considered an early stage company and has only focused on our current business in the Friendable application since December 3, 2013. Since we are an early stage company, there is no assurance that we will generate sufficient revenue to sustain our operations.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success.  For example, we have relied heavily on the trademark “Friendable” to market our product and seek to build and maintain brand loyalty and recognition. We intend to change the name of the Company and roll out a new brand, “Friendable”. To the extent that we have protectable intellectual property rights, we intend, in due course, subject to legal advice, to maintain and/or apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

Our success depends on our ability to provide users with valuable content, which in turn depends on the profile descriptions and use of the app by others. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Friendable, and that access to unique or real-time content is one of the main reasons users visit us. We seek to foster a broad and engaged user community, and we encourage celebrities, athletes, and others to use our products and services to meet people and form relationships. If users do not continue to contribute profiles and we are unable to provide users with valuable and timely content or other people to engage with, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on the platform, the size of the user base and user engagement may decline.

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

We believe that maintaining and promoting our brand is critical to expanding our base of users and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to raise capital as well as to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brand if users do not have a positive experience using third-party applications. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on its platform or by third parties obtaining control over users’ accounts. Maintaining and enhancing our brand may require Friendable to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

After the merger with Friendable, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of November 9, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,381 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 1,020 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2015 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

After the merger with Friendable, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 100% of our Series A preferred stock. As of November 9, 2015, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,381 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 1,020 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

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

As of September 30, 2015, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

During the year ended December 31, 2014, we received $1,186,850 in convertible note financing and $250,000 in promissory note financing. During the nine months ended September 30, 2015, we received $1,311,395 in net convertible note financing with a potential for another $750,000 based on certain conditions including stock liquidity. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended September 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

FRIENDABLE, INC.

Date: November 16, 2015	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)