Form 10-K
period 2015-12-31
Friendable, Inc.
filed 2016-04-14
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2015
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

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,293,665, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2015 of $0.01  per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2016, there were 293,358,162 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

As used in this report, the terms “we”, “us”, “our”, “our company,” “Friendable” and “the Company” mean Friendable Inc. unless the context clearly indicates otherwise.

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

ITEM 1. BUSINESS

Who We Are

As of December 31, 2013, Titan Iron Ore. Corp. was a mineral exploration company. Due to our inability to raise capital to further develop mining claims and pursue mineral exploration, we decided to exit the mining business and look for other opportunities. On February 3, 2014, we completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall also be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000). As a result of the transaction, the former Friendable stockholders received a controlling interest in the Company.

Friendable’s business is development and dissemination of a "proximity based" mobile social media application that facilitates connections between people, utilizing the intelligence of GPS and localized recommendations. Management believes that its Friendable app brand, feature set and over all appeal to a broad base of social user demographics will assist in the company's goal of building millions of registered users across the US and worldwide. The company's number one focus and growth metric is registered users, with users equating to valuation drivers in the current market sector of Friendable. As critical mass continues to build in terms of registered users, management believes millions of users may attract other social media giants to Friendable for potential M&A discussions, it should be noted that users have been the basis for M&A activity by such companies that have deep monetization engines that can benefit from the acquisition of users in a specific demographic.

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

Mobile Application

Introduction

About Friendable:

Management believes that its Friendable app brand, feature set and over all appeal to a broad base of social user demographics will assist in the company's goal of building millions of registered users across the US and worldwide. The company's number one focus and growth metric is registered users, with users equating to valuation drivers in the current market sector of Friendable. As critical mass continues to build in terms of registered users, management believes millions of users may attract other social media giants to Friendable for potential M&A discussions, it should be noted that users have been the basis for M&A activity by such companies that have deep monetization engines that can benefit from the acquisition of users in a specific demographic.

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

Join Friendable today and let someone know what you’re “Friendable” for!

For Additional Investor Information and to Receive Company Updates:

http://www.friendable.com/presentation

http://www.friendable.com/fdbloptin

Visit our social media properties at:

Facebook: http://facebook.com/friendable

Twitter: twitter.com/friendableapp

Instagram: instagram.com/friendableapp

ITEM 1. BUSINESS - continued

Products/Services: Friendable application

Friendable is a “location specific” Social platform, as well as a discovery application that facilitates communication between two or more users on a one to one meeting or “group style” event based meet ups for concerts, sporting events, coffee, movies, night out etc. The Friendable app utilizes the intelligence of GPS and location specific recommendations to provide opportunities to make new connections for the purpose of socializing, networking, dating or simply expanding existing social circles.
Everything Starts With Friendship

●	Chat with New People
●	Share Common Interests
●	Go on Local Adventures

From the App to the Real World

●	Find Local Events
●	Set up Group Activities

Brand Positioning & Demographic

●	Young
●	Energetic
●	Adventurous
●	Casual & Friendly

The app is currently available on the Apple iOS platform and in iTunes stores world-wide where Friendable offers a free version and a paid version of the app. The app is also available on the Android platform and in the Google Play Store for a FREE download. The applications also offer a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various additional service-based options. Friendable has recently announced a completely FREE model to assist with its user acquisition strategy as well as to test engagement/usage metrics as the company scales its user base; the FREE option is subject to change based on the company’s marketing strategies going forward, (see subscription offers and pricing below for additional information  – prices are subject to change and often do during this user acquisition phase the company is currently in):

ITEM 1. BUSINESS - continued

NOTE – THE BELOW MAY OR MAY NOT BE OFFERED BASED ON MARKETING STRATEGIES:

Recurring Subscriptions	$7.99
1-Month	$17.99
3-Month	$27.99
6-Month	$44.99
Annual	$59.99
Coin Pack1	$2.99
Coin Pack2	$4.99
Coin Pack 3	$9.99

Marketing

We market our application utilizing a variety of online and offline marketing activities.

Our online marketing activities generally consist of the purchase of mobile-banners and other display advertising and search engine marketing. We run various mobile ad campaigns targeting male, female and Apple / iOS and Android users on Facebook and other regional, US and international sites. In addition, the company produces video ads that may be run on mobile “video” ad networks or be placed based on a variety of alliances with third parties who advertise and promote our services, from time to time. Such video advertising may be expanded and utilized in commercials, on Facebook, YouTube, and various other editorial and public relations efforts.

The company plans to announce specific name changes and feature additions to its current application, believed by management to enable the brand to expand its services beyond what currently exists in the marketplace today.

Revenue

The company's revenue model is to incorporate and derive revenue from subscription fees, in-app purchases (upgrades/coins purchased by users, using the app) as well as advertising/sponsorship as population density and overall users growth expands to support active page views.

Competition

The mobile-social business is highly competitive and barriers to entry are minimal. We compete primarily with other social networking, messaging and dating applications (e.g. Facebook, Lovoo, Banjo), but also category specific websites (e.g. Match.com, Tinder and eHarmony), social apps, dating and matchmaking services, other social media platforms and apps, and other conventional media companies that provide socially active lifestyle services.
We believe that our ability to compete successfully will depend primarily upon the following factors:
●	establishing a “Friendly” brand that will be socially shared, acceptable and viral in nature;
●	the size and diversity of our registered member and subscriber bases relative to those of our competitors;
●	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;
●	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:
●	new, emerging and rapidly changing technologies;
●	the introduction of product and service offerings by our competitors;
●	changes in consumer requirements and trends in the single community relative to our competitors; and
●
our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors

ITEM 1. BUSINESS - continued

Employees and Key Consultants

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

Market Opportunity

As a whole, mobile applications create a socially connected experience while allowing users to stay active or do as they choose while on the move, pushing forward with both personal and professional goals. Social Networking is one of the fastest growing market segments in mobile communications, continuing to attract new users. A common problem faced across all age and demographic profiles, is the lack of time in each day. Easy, accessible and user driven technologies are replacing traditional avenues of meeting people by providing yet another way to embrace our “Do it all” and “Have it all” mobile - social generation.

“Mobile Devices and The Media Time They Command Is Now Greater Than Desktop and All Other Media Combined” US Statistics Significantly Higher at 51% Mobile vs. 42% Desktop (Source: SmartInsights)

Current Market Size

Mobile – Social “apps” and social media are growing at outstanding rates $76 Billion Market Projected by 2017 (source: Pew Research Center) Over 2 Billion Smart Phones (Mobile Devices) currently shipped annually and the number of Mobile app downloads Worldwide at 102,062m. The projected number of app downloads 2017 to reach 268,692m with $1.5 Trillion in revenue generating transactions from these 2 Billion Devices

ITEM 1. BUSINESS - continued

Friendable believes that Social Networking and socializing in general is inherently local, being better served by mobile applications that provide accessibility wherever users go. Today’s mobile society prefers to not be in front of a computer to view potential connections, or to receive or send messages. Instead, the user’s phone is always by his or her side.

ITEM 1. BUSINESS - continued

iOS devices are versatile multi-purpose machines that have already significantly impacted the business models of music, games and other Media & Entertainment industry categories. And now, within the nexus of mobile-social-local, mobile connection applications with “hyper-local” features, provide opportunities in a high growth sector.

Growth

According to the chart below, mobile applications generated a total of $59.8 billion in revenues through in-app advertising, sales of physical goods and services, virtual goods, paid application downloads and digital downloads. As of 2017, this market is projected to grow to over $140 billion.

THE US APP ECONOMY

$160
$140
$120
$100
$80
$60
$40
$20
Billions
$59.8
2011
2012
2013
2014
2015
2016
2017
In-App Advertising
Paid App Downloads
Sales Physical Goods & Services
Digital Downloads
Virtual Goods
APPNATION
APPNATION App Economy Report, 6/13

ITEM 1. BUSINESS - continued

Development Update

We had several releases approved by Apple in 2015 for each of the companies IOS applications.  The applications are heavily connected to a cloud based server application, which was updated as well.  Here is a summary of the development features that were accomplished in 2015:

1.	Re-branding and positioning of the iHookup Social Application, to Friendable
2.	Phase 1 - name change, bug fixes, and optimizations
3.	Phase 2 – complete re-brand and addition of new features / user flow
4.	New UI/UX change from dating (iHookup social) to social (Friendable) - New User Interface Design and User Experience workflows
a.	Design of paper storyboards of all new features
b.	WireFrame mockups of all screens
c.	Final pixel perfect designs of all final screen designs for developer guide
d.	User focus groups on new design and user experience
e.	Cut up of final graphics into multiple resolutions for use in actual application development
f.	Addition of a 4 tab bar at the bottom of the main screen, and 3 new corresponding areas (Multiple screens)
i.	Area 1 – Create Friendable Request: Allows users to create an event “Friendable Request” by choosing from nearby locations, selecting a title and description and optional photo.
1.
Invitations: After creating a Friendable request, users can invite facebook friends or friends in the app to attend the event.  The Facebook invitations get posted to the users facebook page and/or directly to a user as a direct message.

ii.	Area 2 - Nearby: This area displays nearby events (Friendable Requests)
1.
Event Detail:  When tapping on an event, the event detail screen displays the information that the user entered, including a Google map with directions, ability for anyone to join (Or make private), and a comment sections for attendees to communicate.

iii.	Area 3 – Trending – This area functions similarly to Area2, but sorts the data by its popularity (# of attendees, # of comments, etc.)
iv.
Misc architecture/design updates to accommodate new features – i.e. moving map/list view toggle from the bottom to the top header bar, removal of 3 notification inboxes, new combined notification inbox in the right side menu, etc.)

5.	Push notifications
a.	Re-integrated to Amazons SNS push notification service
b.	Re-branded to Friendable from iHookup Social
c.	Updated and created new push notifications based on the new features (i.e. “someone has joined your event”, “you were just invited to an event”, etc.)
d.	Updated Cron schedule and messages – automated messages

6.	Updated SDK’s
a.	Major switch from a legacy Facebook api’s to the newest native Facebook api’s – all new structure and calls
b.	Extensive QA

7.	Re-branded all emails, server code, and User Interface / all consumer facing info from iHookup Social to Friendable Phase 1, then completely replaced the branding Phase 2.
a.	Implementation of all new designs, including all new login and registration page layouts

8.	Refactoring: Refactoring old code to optimize based on the newer features. Making compatible with IOS 8 and all current versions of the OS.

9.	Server infrastructure: Completely rebuilt all of the servers from scratch with the latest servers available (Amazon AWS), databases, load balancers, etc.

10.	Setup a mirror of the production environment for development but on a smaller scale for cost optimizations

11.	Addition of 15 – 20 new API’s to handle all of the new features
a.	Update and optimizations on old api’s
b.	Removing embedded emails and push notifications to their own separated file
c.	Testing and Q/A

12.	Setup new Friendable domains

13.	Purchased, generated, and installed secure SSL certificates on all api servers and load balancer for secure communication between the app and the servers.

14.	Upgraded the app source architecture from 32 bit to the latest 64 bit technology for best performance on the newer iPhone models, per a new requirement by apple.

ITEM 1. BUSINESS - continued

15.	24/ 7 server monitoring and scaling

16.	Updated newsletter software with the new domains and language

17.	Update the server api’s to handle Android devices and user types

18.	Created Android Development Spec
a.	New Android Specific storyboards and designs
b.	Screen by screen descriptions, api mappings, and flow diagrams

19.	Made design improvements on Android application

20.	Created and cut up all android graphics

21.	Began Android mobile app development via Android Studio

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

We rely on application marketplaces, such as Apple’s App Store, to drive downloads of our mobile applications. In the future, Apple or other operators of application marketplaces may make changes to their marketplaces which may make access to our products and services more difficult. Our rankings in Apple’s App Store may also drop based on the following factors:

●	the size and diversity of our registered member and subscriber bases relative to those of our competitors;
●	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

ITEM 1A. RISK FACTORS - continued

●	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue based monetization opportunities in response to:
●	new, emerging and rapidly changing technologies;
●	the introduction of product and service offerings by our competitors;
●	changes in consumer requirements and trends in the single community relative to our competitors; and
●
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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

•	attract, retain and motivate talented employees, particularly engineers, designers and product managers;

•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;

•	continue to earn and preserve its users’ trust, including with respect to their private personal information; and

•	defending ourselves against litigation, regulatory, intellectual property, privacy or other claims.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

After the merger with Friendable, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 98.3% of our Series A preferred stock. As of April 6, 2016, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,381 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 898 shares - Messrs. Dean and Robert Rositano are 8.8% and 8.8%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

ITEM 1A. RISK FACTORS - continued

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

If we are unable to pay the convertible promissory notes when obligations become due, the note holders may take adverse proceedings under terms of default.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2015 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

After the merger with Friendable, Inc., Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 98.3% of our Series A preferred stock. As of April 6, 2016, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,255 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 16,381 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 898 shares - Messrs. Dean and Robert Rositano are 8.8% and 8.8%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

ITEM 1A. RISK FACTORS - continued

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

As of December 31, 2015, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

During the year ended December 31, 2015, we received $1,331,170 in convertible note financing. During the quarter ended March 31, 2016, we received $450,000 in convertible note financing. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Office

Our executive offices are located at 1821 S. Bascom Ave Ste 353, Campbell, California 95008, and at 1735 East Fort Lowell Road, Suite 9, Tucson, Arizona 85719. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Our registered agent is located at Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “FDBL”. There is no established trading market for the Company’s Series A Preferred Stock.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCQB Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2015	$0.0094	$0.0023
September 30, 2015	$0.0109	$0.0059
June 30, 2015	$0.0131	$0.0008
March 31, 2015	$0.0400	$0.0051
December 31, 2014	$0.0500	$0.0400
September 30, 2014	$0.3000	$0.2300

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

On March 31, 2016, the closing price of our common stock as reported by the OTC Bulletin Board was $0.00422 per share.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Transfer Agent

Our shares of common stock are issued in registered form.  Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Holders of Our Common Stock

As of April 11, 2016 there were 46 registered holders of record of our common stock. As of such date, 293,358,162 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 4,494 shares of our common stock are available for issuance under the stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,325	$1,045	1,649
Total	3,325	$1,045	1,649

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

Overview

We were a mineral exploration company until January 31, 2014 when we effected the Merger with Friendable. We have minimal revenues from our mobile app, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Accordingly, we will be dependent on future additional financing in order to fund our anticipated cash needs, and to seek other business opportunities in new business opportunities. There are no assurances that we will be able to complete such future additional financing for other business opportunities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Years Ended December 31, 2015 and 2014

Our cash as of December 31, 2015 was 15,880. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we incurred net losses since our inception. For the period from inception (December 4, 2013) to December 31, 2015 we incurred a net loss of $7,465,001. For the year ended December 31, 2015, our net loss was $3,154,969.

Our operating expenses for our fiscal years ended December 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

REVENUES	$151,191	$167,079

OPERATING EXPENSES
Accretion and interest expense	$1,406,852	$1,240,935
App hosting	382,330	103,927
Commissions	45,357	50,124
General and administrative (Note 9)	881,539	1,372,772
Financing costs	117,077	90,716
Product development	249,221	259,984
Sales and marketing	228,880	512,897

TOTAL OPERATING EXPENSES	3,311,256	3,631,355

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working Capital
	December 31, 2015	December 31, 2014
	(audited)	(audited)
Current Assets	$222,480	$111,000
Current Liabilities	$1,683,234	$1,084,154
Working Capital Deficiency	$(1,460,754)	$(973,154)

As of December 31, 2015, current assets consisted primarily of cash $15,880 and debt issue costs of 200,855. As of December 31, 2014, current assets consisted primarily of prepaid expenses $49,741 and debt issue costs of 47,122.

As of December 31, 2015, current liabilities consisted primarily of accounts payable and accrued liabilities of $1,183,169 and convertible notes of $493,742. As of December 31, 2014, current liabilities consisted primarily of accounts payable and accrued liabilities of $683,516, promissory notes of $261,425 and convertible notes of $120,432.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(1,279,345)	$(1,439,261)
Net Cash Provided by (Used in) Investing Activities	(35,000)	966
Net Cash Provided by (Used in) Financing Activities	1,331,170	1,475,350
Net Increase (Decrease) in Cash	$16,825	$(945)

Operating Activities

Net cash used in operating activities for the 12-month period ended December 31, 2015 consisted of net loss from operations of $3,154,969 offset by adjustments for non cash items including accretion expense of $1,201,118, shares issued for services of $50,830, and interest on promissory notes of $64,129. Net cash used in operating activities for the 12-month period ended December 31, 2014 was further adjusted for changes in accounts payable of $562,414.

Net cash used in operating activities for the 12-month period ended December 31, 2014 consisted of net loss from operations of $3,681,667 offset by adjustments for non cash items including accretion expense of $1,168,982, shares issued for services of $225,325, and impairment loss of $293,750. Net cash used in operating activities for the 12-month period ended December 31, 2014 was further adjusted for changes in accounts payable of $620,934.

Investing Activities

Net cash used in investing activities for the 12-month period ended December 31, 2015 consisted of the acquisition of the Friendable assets.

Net cash provided by investing activities for the 12-month period ended December 31, 2014 consisted of cash acquired in the merger.

Financing Activities

Net cash provided by financing activities for the 12-month period ended December 31, 2015 consisted of proceeds from convertible notes.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements and Convertible Notes with Alpha Capital, Palladium Capital Advisors, and Coventry Enterprises

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

On August 5, 2015 the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 was to be funded upon the Company meeting certain stock trading milestones. On January 21, 2016, the parties agreed to waive the non-occurrence of the trading milestones in a Subsequent Closing Agreement (the “SCA”) and agreed to conduct a second closing of $250,000. On January 27, 2016 the Company issued a $250,000 7% interest note to Alpha Capital with a maturity date of July 27, 2017. After the requisite Rule 144 holding period, the note is convertible into common shares of the Company at an initial price of $0.0078 (subject to certain adjustments).

In connection with the January 27, 2016 closing, the Company also issued warrants to Alpha Capital to purchase up to a number of shares of the Company’s common stock (“Common Stock”) equal to the purchase price of the Alpha Notes divided by the conversion price in effect as of the date of Closing (the “Alpha Warrant”). Warrants to purchase 32,051,282 shares of Common Stock with an exercise price of $0.00936 were issued to Alpha Capital.

For its services as a placement agent for this transaction and pursuant to the SPA, Palladium Capital Advisors, LLC (“Palladium”) received the following compensation: (i) a convertible note in the principal amount of $18,750 (“Palladium Note”) and (ii) warrants to purchase 1,923,077 shares of Common Stock at an exercise price of $0.00936.  The Palladium Note and Palladium Warrant will be identical to the Alpha Warrant in all other respects.

On August 5, 2015 the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) and the second tranche of $750,000 was to be funded upon the Company meeting certain stock trading milestones. On January 21, 2016, the parties agreed to waive the non-occurrence of the trading milestones in a Subsequent Closing Agreement (the “SCA”). and agreed to conduct a second closing of $250,000. On March 8, 2016, the parties agreed to conduct a third closing of $200,000. On March 8, 2016 the Company entered into a Securities Purchase Agreement with two purchasers, Alpha Capital and Coventry Enterprises. On March 8, 2016 the Company issued a $110,000 7% interest note to Alpha Capital with a maturity date of September 8, 2017. After the requisite Rule 144 holding period, the note is convertible into common shares of the Company at an initial price of $0.0025 (subject to certain adjustments). On the same date, the Company also issued a $90,000 note to Coventry Enterprises with identical terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In connection with the March 8, 2016 closing, the Company also issued warrants to the purchasers to purchase up to a number of shares of the Company’s common stock (“Common Stock”) equal to the purchase price of the Alpha Notes divided by the conversion price in effect as of the date of Closing (the “Alpha Warrant”). Warrants to purchase 44,000,000 shares of Common Stock with an exercise price of $0.0030 were issued to Alpha Capital warrants to purchase 36,000,000 shares of Common Stock with an exercise price of $0.0030 were issued to Coventry Enterprises.

For its services as a placement agent for this transaction and pursuant to the SPA, Palladium Capital Advisors, LLC (“Palladium”) received the following compensation: (i) a convertible note in the principal amount of $5,000 (“Palladium Note”) and (ii) warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.0030.  The Palladium Note and Palladium Warrant will be identical to the Alpha Warrant in all other respects.

Consulting and Marketing Agreements with EJ Media Group and TKA

On February 4, 2016, Friendable, Inc. (the “Company”) entered into a consulting agreement with EJ Media Group (“EJ Media”), to be effective on February 15, 2016, whereby EJ Media will create a strategic publicity campaign for Friendable and designed to:

1.	Develop a strategic publicity campaign to launch Friendable as the only app that uses the combination of geotagging and shared interests to create friendships;
2.	Distinguish Friendable from other dating or other social networking apps by emphasizing its focus on friendships over matchmaking;
3.	Leverage category expertise to secure entrepreneurial features and expert commentary in relevant publications;
4.	Utilize endorsements and integration to position Friendable as the new “hot” app;
5.	Increase awareness and downloads through consistent media placements during the course of the campaign.

For its services, the Company will pay EJ Media $8,000 per month for a term of four months.

In connection with the EJ Media agreement, the Company entered into a marketing agreement with a major advertising agency (TKA) with a focus on strategic celebrity partnerships to seek out such partnerships and related opportunities on behalf of the Company and the Friendable brand.

The terms of the agreement call for a series of strategic celebrity partnerships, including the integration of the Company’s brand into music videos, over a six-month period, defined to be between February 1, 2016 and July 31, 2016. For its services, TKA will receive the sum of Four Hundred Thousand U.S. Dollars ($400,000) payable in cash. In addition, TKA will receive eight million (8,000,000) shares in common stock of the Company and a warrant to purchase an additional seventeen million (17,000,000) shares in the common stock of the Company.

The agency (TKA) is a U.S. person and we expect to rely on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to issue the shares of our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern

At December 31, 2015, we had an accumulated deficit of $7,465,001 since our inception and incurred a net loss of $3,154,969 for the year ended December 31, 2015.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2015.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the dating app industry or new business opportunities. We are considered a development stage company in the dating app industry. As of December 31, 2015, there is no assurance that we will be able raise sufficient capital to sustain our operations.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2015.

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

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 3,075 as of December 31, 2014.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I - FINANCIAL INFORMATION

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
 Friendable, Inc.

We have audited the accompanying consolidated balance sheets of Friendable, Inc. (formerly iHookup Social, Inc.) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendable, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

April 14, 2016

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2015	December 31, 2014

Current assets
Cash	$15,880	$-
Accounts receivable	3,848	14,137
Prepaid expenses	1,897	49,741
Debt issue costs (Note 12)	200,855	47,122
Total current assets	222,480	111,000

Intangible assets (Note 4)	35,000	-

TOTAL ASSETS	$257,480	$111,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Checks issued in excess of cash on hand	$-	$945
Accounts payable	1,183,169	683,516
Convertible debentures short-term (Note 12)	493,742	120,432
Deferred revenue	6,323	17,836
Promissory notes and accrued interest (Note 7)	-	261,425
Total current liabilities	1,683,234	1,084,154

Convertible debentures long-term (Note 12)	74,263	-

Total liabilities	1,757,497	1,084,154
Going concern (Note 1)
Commitments (Note 9)
Subsequent events (Note 16)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,165 (December 31, 2014 – 22,807) shares issued and outstanding (Note 5)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 218,977,542 (December 31, 2014 – 8,802,940) shares issued and outstanding (Note 5)	21,898	881
Additional paid-in capital	5,947,584	3,340,495
Common stock subscriptions receivable (Note 10)	(4,500)	(4,500)
Deficit	(7,465,001)	(4,310,032)
Total Stockholders' Deficit	(1,500,017)	(973,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$257,480	$111,000

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014

REVENUES	$151,191	$167,079

OPERATING EXPENSES
Accretion and interest expense	$1,406,852	$1,240,935
App hosting (Note 10)	382,330	103,927
Commissions	45,357	50,124
General and administrative (Note 10)	881,539	1,372,772
Financing costs	117,077	90,716
Product development (Note 10)	249,221	259,984
Sales and marketing	228,880	512,897

TOTAL OPERATING EXPENSES	3,311,256	3,631,355

LOSS FROM OPERATIONS	(3,160,065)	(3,464,276)

OTHER EXPENSES
Impairment loss (Note 13)	-	(293,750)
Gain on extinguishment of debt (Notes 3 and 7)	5,096	76,359

NET LOSS AND COMPREHENSIVE LOSS	$(3,154,969)	$(3,681,667

BASIC AND DILUTED LOSS PER SHARE	(0.03)	(2.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	96,575,512	1,295,364

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total
Balance, December 31, 2013	5,413	$1	—	$—	$4,999	$(5,000)	$(16,109)	$(16,109)

Issuance of preferred shares (Note 13)	—	—	588	1	293,749	—	—	293,750

Conversion of preferred shares (Note 5)	771,426	77	(2,193)	(1)	(76)	—	—	—

Reverse acquisition transaction (Note 14)	111,000	11	24,413	2	479,546	—	(612,256)	(132,697)

Share subscriptions received	—	—	—	—	—	500	—	500

Shares issued for services	197,495	20	—	—	269,696	—	—	269,716

Issuance of convertible notes (net) (Note 12)	7,717,606	772	—	—	2,292,581	—	—	2,293,353

Net loss for the year	—	—	—	—	—	—	(3,681,667)	(3,681,667)

Balance December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 12)	190,385,736	19,038	—	—	269,629	—	—	288,667

Conversion of preferred shares (Note 5)	18,638,866	1,864	(642)	—	(1,864)	—	—	—

Issuance of convertible notes (net) (Note 12)	—	—	—	—	2,332,999	—	—	2,332,999

Net loss for the year	—	—	—	—	—	—	(3,154,969)	(3,154,969)

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,947,584	$(4,500)	$(7,465,001)	$(1,500,017)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash Flows from Operating Activities:
Net loss	$(3,154,969)	$(3,681,667)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment loss	-	293,750
Interest on promissory note	64,129	11,425
Accretion expense	1,201,118	1,168,982
Gain on extinguishment of debt	(5,096)	(76,359)
Shares issued for services	50,830	225,325
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	10,289	(14,137)
Increase in deferred revenue	(11,513)	17,836
Decrease (increase) in prepaid expenses	3,453	(5,350)
Increase in accounts payable	562,414	620,934
Net Cash Used in Operating Activities	(1,279,345)	(1,439,261)

Cash Flows provided by Investing Activities:
Acquisition of Intangible Assets	(35,000)	-
Cash acquired in the Merger	-	966
Net Cash Provided by (Used in) Investing Activities	(35,000)	966

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	1,331,170	1,186,850
Proceeds from promissory notes	-	250,000
Share subscriptions received	-	500
Net Cash Provided by Financing Activities	1,331,170	1,437,350

Net Increase (Decrease) in Cash	16,825	(945)

Checks Issued in Excess of Cash on Hand – Beginning	(945)	—

Cash (Checks Issued in Excess of Cash on Hand) – Ending	$15,880	$(945)

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Convertible debentures issued to extinguish promissory notes	261,425	—
Shares issued for conversion of debt (net)	$288,688	$1,437,436
Shares issued in reverse acquisition transaction	$—	68,366

Cash consists of:
Cash	$15,880	$—
Checks issued in excess of cash on hand	$—	(945)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

1.  NATURE OF BUSINESS AND GOING CONCERN

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada as Digital Yearbook Inc.

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

The Merger was regarded as a reverse recapitalization whereby iHookup-DE was considered to be the accounting acquirer as its shareholders retained control of the Company after the Merger. On February 3, 2014, the Merger was completed (see Note 14) and as a result, iHookup-DE acquired the net liabilities of the Company.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of December 31, 2015 the Company has a working capital deficiency of $1,460,754 and has an accumulated deficit of $7,465,001 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and the issuance of convertible debentures. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes (see Note 16).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements include the accounts of Friendable, Inc., from the date of acquisition, and its wholly owned subsidiary, iHookup-DE from inception (see Note 14).

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2015, the Company incurred $16,302 (December 31, 2014: $254,848) in advertising costs.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

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

Intangible assets with indefinite lives are tested for impairment annually or more frequently are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the year ended December 31, 2015, the Company did not have any allowance for doubtful accounts (December 31, 2014: $nil).

Financial Instruments
Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, promissory notes, and convertible debentures. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of December 31, 2015, there were approximately 5,308,529,772 (December 31, 2014: 27,687,805) potentially dilutive shares outstanding.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”.  2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for annual periods ending after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

4.  INTANGIBLE ASSETS

On June 24, 2015, the Company completed the acquisition of intangible assets which include domain names, logos, icons, and registered trademarks for cash consideration of $35,000. The intangible assets have indefinite lives and are not amortized.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

5.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2015

During the year ended December 31, 2015, the Company issued 190,385,736 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 12).

During the year ended December 31, 2015, the Company issued 1,150,000 shares of common stock to a consultant in exchange for investor relations and advertising services.

During the year ended December 31, 2015, the Company issued 18,638,866 shares of common stock to various Series A preferred stockholders on conversion of 642 preferred shares.

Issued during 2014

During the year ended December 31, 2014, as a part of a reverse acquisition transaction, iHookup-DE’s former stockholders exchanged all of their 6,000 shares of outstanding common stock for 25,000 shares of the Company’s designated Series A Preferred Stock (see Note 14).

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

6.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the years ended December 31, 2015 and 2014 are:

		Weighted AverageExercise Price $

	Number of Warrants
Warrants of the Company outstanding and exercisable as at the Merger	859	1,700
Warrants expired	(525)	1,500
Balance, December 31, 2014	334	2,000
Warrants expired	(334)	(2,000)
Warrants issued	119,471,154	0.014
Balance, December 31, 2015	119,471,154	0.014

Details of share purchase warrants outstanding as of December 31, 2015 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date
7,000,000	$0.05000	February 27, 2020
7,000,000	0.05000	March 12, 2020
1,000,000	0.05000	March 27, 2020 August 5, 2020
104,471,154	0.00936

7.  PROMISSORY NOTES

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

7.  PROMISSORY NOTES (CONTINUED)

During the year ended December 31, 2014 and pursuant to the Letter Agreement, the Company delivered written requests for installments in the aggregate of $250,000 and executed three Notes totaling $250,000. The Notes bore 1% interest per month, compounded monthly, and matured in six (6) months (“Maturity Date”). In the event that payment was not received within ten (10) days of the Maturity Date, then the Company was to be charged a late fee in an amount equal to 5% of the amount of such overdue payment, payable within five (5) days of the Maturity Date. During the year ended December 31, 2015, the Company extinguished these notes in their entirety by issuing replacement convertible notes (Note 12). The Company also recorded interest expense of $6,074 and a gain on debt extinguishment of $5,096 on these notes.

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of December 31, 2015:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36 month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2015, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Stock options of the Company outstanding and exercisable at the Merger	3,075	1,044	7.57	-
Outstanding, December 31, 2015 and 2014	3,075	1,044	7.57	-
Exercisable, December 31, 2015 and 2014	3,075	1,044	7.57	-

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

9.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of December 31, 2015:

$
Employment Agreements (1)	600,000
600,000

 (1) Employment agreements with related parties.

10.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2015, the Company incurred $443,387 (December 31, 2014: $363,334) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2015, the Company incurred $627,920 (December 31, 2014: $363,866) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses. During the year ended December 31, 2014 the Company also entered into an asset purchase agreement with this company (see Note 13).

During the year ended December 31, 2015, the Company incurred $nil (December 31, 2014: $2,800) in management fees, rent and office expenses to a company with an officer in common with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2015, the Company paid $nil (December 31, 2014: $4,500) to the spouse of an officer and director with such costs being recorded as sales and marketing expenses.

As of December 31, 2015, the Company had a stock subscription receivable totaling $4,500 (December 31, 2014: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2015, included in prepaid expenses is $1,712 (December 31, 2014: $2,938) advanced to the Chief Executive Officer of the Company for expenses to be incurred on the Company’s behalf.

As of December 31, 2015, accounts payable include $236,571 (December 31, 2014: $42,352) payable to a company with two officers and directors in common, and $175,000 (December 31, 2014: $16,667) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

11.  FAIR VALUE MEASUREMENTS (CONTINUED)

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

Pursuant to ASC 825, cash and cheques issued in excess of cash on hand are based on “Level 1” inputs. The Company believes that the recorded values of accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory notes and convertible debentures approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of December 31, 2015, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

During the year ended December 31, 2014, the Company impaired intangible assets and wrote the carrying amount down to $nil, its estimated fair value determined using a level 3 measurement (see Note 13).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES

Short-term Convertible Debentures:

		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
d	)	7-Oct-14	75,000	-	75,000	8%	7-Oct-15
d	)	15-Jan-15	40,000	9,433	30,567	8%	15-Jan-16
d	)	12-Feb-15	35,000	15,699	19,301	8%	12-Feb-16
d	)	12-Feb-15	63,125	31,469	31,656	8%	12-Feb-16
d	)	17-Feb-15	102,135	57,601	44,534	8%	17-Feb-16
d	)	17-Feb-15	5,000	1,408	3,592	8%	17-Feb-16
d	)	27-Feb-15	37,500	19,904	17,596	8%	27-Feb-16
d	)	12-Mar-15	37,500	22,063	15,437	8%	12-Mar-16
d	)	19-Mar-15	62,209	36,358	25,851	8%	19-Mar-16
d	)	19-Mar-15	53,551	34,508	19,043	8%	19-Mar-16
d	)	19-Mar-15	8,000	3,654	4,346	8%	19-Mar-16
d	)	27-Mar-15	50,000	33,402	16,598	8%	27-Mar-16
d	)	11-May-15	50,000	40,932	9,068	8%	11-May-16
d	)	2-Jun-15	29,500	24,232	5,268	8%	2-Jun-16
d	)	2-Jun-15	45,966	39,156	6,810	8%	2-Jun-16
d	)	2-Jun-15	10,000	7,181	2,819	8%	2-Jun-16
d	)	2-Jun-15	58,540	50,707	7,833	8%	2-Jun-16
d	)	2-Jun-15	35,408	29,554	5,854	8%	2-Jun-16
d	)	2-Jun-15	20,758	16,458	4,300	8%	21-Jun-16
d	)	11-Jun-15	50,000	36,990	13,010	8%	27-Mar-16
d	)	19-Jun-15	30,464	25,973	4,491	8%	19-Jun-16
d	)	19-Jun-15	30,000	25,545	4,455	8%	19-Jun-16
d	)	19-Jun-15	35,408	30,537	4,871	8%	19-Jun-16
d	)	24-Jun-15	37,500	32,773	4,727	8%	27-Feb-16
d	)	24-Jun-15	35,000	21,949	13,051	8%	12-Feb-16
d	)	24-Jun-15	37,500	26,811	10,689	8%	12-Mar-16
d	)	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
d	)	17-Jul-15	27,000	23,947	3,053	8%	17-Jul-16
d	)	1-Aug-15	17,408	15,241	2,167	8%	4-Aug-16
d	)	1-Aug-15	30,000	27,249	2,751	8%	1-Aug-16
d	)	1-Aug-15	35,408	32,461	2,947	8%	1-Aug-16
d	)	21-Sep-15	64,744	62,741	2,003	8%	21-Sep-16

			1,329,678	835,936	493,742

Long-term Convertible Debentures:

		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
b	)	5-Aug-15	750,000	677,547	72,453	7%	5-Feb-17
c	)	5-Aug-15	18,750	16,940	1,810	7%	5-Feb-17

			768,750	694,487	74,263

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

12.  CONVERTIBLE DEBENTURES (CONTINUED)

a)
On April 2, 2013, the Company entered into a convertible bridge note with GCA Strategic Investment Fund Limited (“GCA”). On December 31, 2013, the Company entered in a letter agreement with GCA, in which the original maturity date of September 20, 2013 was extended to January 2, 2014. The loan fully matured on January 2, 2014, and has not been extended as at December 31, 2015.

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

b-c)
On August 5, 2015 the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $750,000 was funded on August 5, 2015 (“Initial Closing Date”) with a term to February 5, 2017 and the second tranche of $750,000 will be funded upon the Company reaching a “trading value” of at least $2,000,000 during each thirty (30) calendar day period commencing one (1) calendar day after the Initial Closing Date and ending on the one hundred and fiftieth (150th) day after the Initial Closing Date (“Second Closing Date”, and with the Initial Closing Date, each a “Closing”). “Trading value” means the number of shares traded on the Company’s principal trading market during a specified period multiplied by the volume weighted average price (“VWAP”) for such trading period as determined by Bloomberg L.P. for the Company’s principal trading market.
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

d)
As of October 7, 2014 and with a closing date of October 8, 2014, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”)  in the amount of $75,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on October 8, 2014.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $75,000 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than October 7, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

On February 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $35,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on February 15, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $35,000 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than October 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on February 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than February 27, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

On March 12, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $37,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on March 13, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $37,500 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 12, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 24, 2015.

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

On March 19, 2015, the Company entered into two Convertible Redeemable Notes with Coventry whereby the Company issued two  8% Convertible Notes (the “Coventry Notes”) with an aggregate value of $160,268 with a term of 12 months (the “Coventry Maturity Date”) to replace a $156,329 in debt to Bingham McCutchen LP originally incurred in fiscal year 2014. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annual equal to 8% on the basis of a 365-day year. The principal amount and interest of the Coventry Note is payable on the Coventry Maturity Date. The Coventry Note is convertible into common stock, at the holder’s option, at a 50% discount to the lowest closing bid price of the common stock during the 20-trading day period prior to conversion. Coventry does not have the right to convert the Note, to the extent that Coventry and its affiliates would beneficially own in excess of 9.99% of the common stock of the Company. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the note, the Company issued a separate $8,000 8% convertible Rule 144 note to Coventry, with the same conversion terms, to pay for legal expenses. On July 17, 2015 the parties entered into an amendment which established a ceiling price of $0.0005 on conversion of the notes.

On March 27, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on March 27, 2015.  The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash.  Payment to the Company under the Buyer Note must be no later than November 27, 2015. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was funded on June 11, 2015.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

On May 11, 2015, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $50,000 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on May 11, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $50,000 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than January 11, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was not funded as at December 31, 2015.

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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $45,966 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $45,966 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was not funded as at December 31, 2015.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

As of June 2, 2015 and with a closing date of June 5, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $65,000 each, at a rate of 8% per annum. The date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be as follows: (i) the first closing (“First Closing”) June 2, 2015 shall be the purchase and sale of two $29,500 Notes (ii) the second closing (“Second Closing”) for the purchase and sale of two $17,750 Notes shall occur within 30 days following the First Closing, (iii) the third closing for the purchase and sale of two $17,750 Notes shall occur within 30 days following the Second Closing. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first closing of the first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $29,500 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 2, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. As at December 31, 2015, $29,500 from the first closing and the second and third closing were not funded.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

12. CONVERTIBLE DEBENTURES (CONTINUED)

d) - continued

As of June 2, 2015 and with a closing date of June 4, 2015, Friendable, Inc. (the “Company”) entered into a series of Convertible Redeemable Notes (together, the “Replacement Notes”) for $10,000, $58,540, $35,408 and $20,758 for an aggregate amount of $124,706 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $124,706 of principal and interest on existing convertible notes.

On June 19, 2015, Friendable, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued two Convertible Notes (together, the “Notes”) in the amount of $30,464 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The first of the two Convertible Notes (the “Coventry Note”) was paid by Coventry on June 5, 2015. The second Convertible Note (the “Coventry Back-End Note”) shall initially be paid for by an offsetting $30,464 promissory note issued to the Company by Coventry (“Buyer Note”), provided that prior to the conversion of the Coventry Back-End Note, Coventry must have paid off the Buyer Note in cash. Payment to the Company under the Buyer Note must be no later than February 19, 2016. The Buyer Note will be initially secured by the pledge of the Coventry Back-End Note. The Back-End Note was not funded as at December 31, 2015.

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

On June 19, 2015, Friendable, Inc. (the “Company”) entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) for $30,000 and $35,408 for an aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.05) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes. In connection with the Coventry Note, the Company incurred $3,270 in legal fees and expenses.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

On August 1, 2015, the Company entered into two Convertible Redeemable Notes (together, the “Replacement Notes”) for $30,000 and $35,408 for an aggregate amount of $65,408 with Coventry Enterprises, LLC (“Coventry”), at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.0001 par value per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes. The term of the Replacement Notes is one year, upon which the outstanding principal and interest is payable. The amount funded plus accrued interest under the Replacement Notes is convertible into Common Stock at any time after the requisite Rule 144 holding period at a conversion price equal to 50% of the lowest closing bid price (with a ceiling price of $0.0005) in the 20 trading days previous to the conversion. In no event shall the Coventry be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Coventry and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. The Replacement Notes may not be prepaid. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the Notes shall become immediately due and payable. In connection with the Replacement Notes the Company retired $65,408 of principal and interest on existing convertible notes.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

All of the above Coventry Notes have a General Security Agreement covering substantially all of the Company’s assets.

e)
The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2015 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

14.  MERGER (CONTINUED)

For accounting purposes, the Merger has been treated as a reverse recapitalization, rather than a business combination. Accordingly, for accounting purposes iHookup-DE is considered the acquirer and surviving entity in the reverse recapitalization. The accompanying historical financial statements prior to the Merger are those of iHookup-DE.

The consolidated financial statements present the 111,000 previously issued shares of the Company pre-Merger (“Titan”) common stock as having been issued pursuant to the Merger on February 3, 2014, with the consideration for such issuance being the estimated fair value of the Titan shares issued, based on the number of equity interest iHookup-DE would have had to give to Titan to retain the same percentage equity interest in the combined entity that results from the Merger. The excess of the consideration issued over the net assets of Titan is recognized as an adjustment to deficit. As of the date of the Merger, Titan was in a net liability position.

$

Preferred shares issued	68,366
Net liabilities acquired	543,891

Adjustment to deficit	612,257

Details of net liabilities acquired:
Cash	966
Debt issue costs	13,123
Mineral properties	1,206,011
Accounts payable and accrued liabilities	(165,420)
Other	(23,404)
Promissory note	(1,229,728)
Convertible debt	(345,439)

Net liabilities acquired	543,891

15.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $4,270,350 (2014 - $2,295,294) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2035.

The components of the net deferred tax asset at December 31, 2015, and 2014, the statutory tax rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	2015 $	2014 $

Net loss before taxes	(3,154,969)	(3,681,667)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,104,239)	(1,288,583)
Amortization of beneficial conversion feature	535,648	479,295
Accretion of convertible debt	420,391	409,144
Other	(481,078)	76,087
Change in valuation allowance	629,278	324,057

Reported income taxes	-	–

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in US dollars)

15.  INCOME TAXES (CONTINUED)

	December 31, 2015 $	December 31, 2014 $

Potential deferred tax asset
- Net operating losses	1,494,622	808,991
-Beneficial conversion feature and other	(535,648)	(479,295)
-Less valuation allowance	(958,974)	(329,696)

Net deferred tax assets	-	–

16.  SUBSEQUENT EVENTS

a)	Subsequent to December 31, 2015 the Company issued 51,158,385 shares in connection with conversion of convertible notes in the amount of $27,000.

b)	Subsequent to December 31, 2015 the Company issued 17,000,000 shares of common stock for services in connection with consulting service agreements.
c)	Subsequent to December 31, 2015 the Company issued 6,222,235 shares of common stock on conversion of preferred shares.
d)
Subsequent to December 31, 2015 the Company obtained proceeds of $450,000 for various convertible notes agreements (“Debentures”) entered into with face value totaling $450,000, with interest rates at 7% per annum and maturing eighteen months from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.  In connection with the convertible notes, the Company also issued warrants to allow the notes holders to purchase 32,051,282 shares of Common Stock with an exercise price of $0.00936 and to purchase 80,000,000 shares of Common Stock with an exercise price of $0.0030.

In addition to the issuance of convertible notes, the Company issued various convertible notes for services provided by placement agent in the total principal amount of $23,750, with interest rates at 7% per annum and maturing eighteen months from the dates of issuance.  The principal and interest of the debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.   In connection with the convertible notes, the Company also issued warrants to allow the notes holder to purchase 1,923,077 shares of Common Stock at an exercise price of $0.00936 and to purchase 2,000,000 shares of Common Stock at an exercise price of $0.0030.

The Company paid $20,500 in legal fees and other expenses in connection with these debentures.

e)
On January 20, 2016 the Company entered into a six month term agreement with a marketing service provider, for $400,000.  In addition to the monetary payment, the Company agreed to issue 8,000,000 common shares to the service provider, subject to a holding period of six months.  The Company also issued a warrant to the service provider, which entitles the service provider to subscribe for an additional 17,000,000 common shares for an aggregate subscription price of $170.  Both warrants and common shares received pursuant to its exercise of the warrant are subject to specified holding periods in the service agreement.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	47	January 31, 2014
Dean Rositano	President, CTO and Director	44	January 31, 2014
Frank Garcia	CFO	58	June 30, 2011

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Dean Rositano, President, CTO and Director:

With over fifteen years of experience in executive management, Internet architecture, mobile technologies, high volume server architectures, and general high technology operations, Dean Rositano has successfully assisted in the raising of over $40 million in both private and public transactions. Prior to Friendable, Inc., Dean Rositano co-founded CMI, Latitude Venture Partners, LLC, Zippi Networks, Inc., America’s Biggest, Inc., and most notably, was the co-founder and president and CTO of Silicon Valley-based Nettaxi.com, which went public in 1998 when it quickly reached a valuation of over $600 million. With over three million unique visitors daily and a top five worldwide, website rank, Dean Rositano was responsible for designing, architecting, and scaling the Nettaxi server infrastructure from zero to over 10 million visitors per day.

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

Frank Garcia, CFO:

From 1997 to 2006, Mr. Garcia was employed in senior management positions by Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and UK retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia was formerly the CFO of a publicly-traded mining exploration company-- Zoro Mining Corp. (OTCBB: ZORM). Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981. We believe Mr. Garcia is qualified to serve as an officer because he brings significant company knowledge as well as business and public company experience to our company.

Family Relationships

Robert Rositano, age 47, and Dean Rositano, age 44, are brothers.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Dean Rositano and Robert Rositano are both directors and 14.1% and 13.6%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

CMI sold the iHookup mobile app to Friendable, Inc. for a purchase price of $293,750. Friendable, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

Dean Rositano and Robert Rositano are both directors and stockholders of Friendable, Inc.. At Friendable, Inc., Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary. The majority stockholder of Friendable, Inc. is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife, Stacy Rositano.

Pursuant to the Merger Agreement dated January 31, 2014 by and between Friendable, Inc. and Titan, Titan’s Series A Preferred Stock consists of the following: 4,510,400 shares owned by Dean Rositano, 4,510,400 shares owned by Robert Rositano, 36,083,350 shares owned by Copper Creek Holdings, LLC, and 4,895,850 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

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

 ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding $100,000; and

ITEM 11. EXECUTIVE COMPENSATION - continued

who we will collectively refer to as the named executive officers, for the years ended December 31, 2015 and 2014, are set out in the following summary compensation table:

Name and Principal Position	Year	*Salary Incurred ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2015 2014	150,000 131,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 131,250

Dean Rositano President and CTO	2015 2014	150,000 131,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 131,250

Frank Garcia Chief Financial Officer	2015 2014	100,000 84,167	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	100,000 84,167

•	During the year, only a portion of the salary was paid and the balance was accrued.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Robert Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Robert Rositano to serve as Chief Executive Officer and Secretary of Friendable, Inc. for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Robert Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Robert Rositano. The employment agreement provides, among other things, that Robert Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Robert Rositano in connection with the performance of his duties as Chief Executive Officer and Secretary. During the year, only a portion of the salary was paid and the balance was accrued. Upon a successful launch of Friendable, Inc.’s products and services and reaching the first 1,000,000 registered users, Robert Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When Friendable, Inc. reaches a cumulative 5,000,000 registered users or more, Robert Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If Friendable, Inc. is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Robert Rositano’s sole discretion. The Company may terminate Robert Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Robert Rositano’s vote.  If we terminate Robert Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Robert Rositano shall be entitled to  his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Robert Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination for a period of twelve (12) months. If Robert Rositano, however, terminates his employment prior to the end of the employment period without cause, Robert Rositano shall not be entitled to any severance and the Company shall have no further liability to Robert Rositano.  He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

ITEM 11. EXECUTIVE COMPENSATION - continued

Employment Agreement – Dean Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Dean Rositano to serve as President and Chief Technology Officer of Friendable, Inc. for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Dean Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Dean Rositano. The employment agreement provides, among other things, that Dean Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Dean Rositano in connection with the performance of his duties as President and Chief Technology Officer. During the year, only a portion of the salary was paid and the balance was accrued. Upon a successful launch of Friendable, Inc.’s products and services and reaching the first 1,000,000 registered users, Dean Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When Friendable, Inc. reaches a cumulative 5,000,000 registered users or more, Dean Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If Friendable, Inc. is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Dean Rositano’s sole discretion. The Company may terminate Dean Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Dean Rositano’s vote.  If we terminate Dean Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Dean Rositano shall be entitled to  his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Dean Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination for a period of twelve (12) months. If Dean Rositano, however, terminates his employment prior to the end of the employment period without cause, Dean Rositano shall not be entitled to any severance and the Company shall have no further liability to Dean Rositano.  He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

Employment Agreement – Frank Garcia

Effective February 3, 2014, iHookup, a wholly-owned subsidiary of the Company, entered into an employment agreement with Frank Garcia to serve as Chief Financial Officer of iHookup.  Frank Garcia’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Frank Garcia. Frank Garcia received a base salary of $80,000 per year, which was automatically adjusted to $100,000 a year beginning April 1, 2014; and receive reimbursement for ordinary and necessary business expenses incurred by Frank Garcia in connection with the performance of his duties as Chief Financial Officer. Frank Garcia will be granted 20,000,000 stock options of the Company which shall become effective upon the effective date of a new Company stock option plan. The employment agreement provides, among other things, that Frank Garcia will be eligible for an annual bonus based on his performance and determined in the sole discretion of the Board of Directors. He is also eligible to participate in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.. Frank Garcia’s employment is at will, and either party may terminate his employment at any time with or without cause; provided that Frank Garcia gives at least 30 days’ advance notice. He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The following tabulation shows, as of the Record Date, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	10,446 (1)	Direct	47.13%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	2,255	Direct	10.18%

Series A preferred	Frank Garcia 1735 E Ft Lowell Rd Ste9, Tucson, AZ 85719	250	Direct	1.13%

Series A preferred	Checkmate Mobile, Inc. 125 E. Campbell Ave., Campbell, California 95008	898	Direct	4.05%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	16,381	Direct	73.91%
	-Robert Rositano	8,191		36.95%
	-Stacy Rositano	8,191		36.95%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	10,446 (1)	Direct and	47.13%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	2,255	Direct	10.18%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	12,951 (1)	Direct and Indirect	58.43%

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC.
(2) Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Common stock	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	225,512	Direct	0.10%
	-Robert Rositano	112,756		0.05%
	-Stacy Rositano	112,756		0.05%

	(b) Directors

Common stock	Robert A Rositano Jr.	2,021,020 (1)	Direct and	0.92%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	1,324,595	Direct	0.60%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Common stock	Frank Garcia	770 (4)	Direct	0.00%
	1735 E Ft Lowell Rd,
	Tucson, AZ 85719

Common stock	Will Richards	764,500	Direct	0.35%

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(d) Officers and Directors as a Group for common stock	4,110,885 (1)	Direct and Indirect	1.88%

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC.
(2)  Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.
 (3)  Based on 218,977,542 of common stock issued and outstanding as of December 31, 2015.
(4)  Includes 35,000 vested stock options.

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

During the year ended December 31, 2015, the Company incurred $443,887 (December 31, 2014: $363,334) in salaries and management fees to current and former officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2015, the Company incurred $627,920 (December 31, 2014: $363,866) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

As of December 31, 2015, the Company had a stock subscription receivable totaling $4,500 (December 31, 2014: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2015, accounts payable include $236,571 (December 31, 2014: $42,352) payable to a company with two officers and directors in common, and $175,000 (December 31, 2014: $16,667) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

There are several related party transactions reported within this annual report. All conflicts of interests between such related parties have been duly approved by the required board and/or shareholder approvals. Please see below for further disclosure:

Dean Rositano and Robert Rositano are both directors and 14.1% and 13.6%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

CMI sold the iHookup mobile app to Friendable, Inc. for a purchase price of $293,750. Friendable, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

Dean Rositano and Robert Rositano are both directors and stockholders of Friendable, Inc.. At Friendable, Inc., Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary. The majority stockholder of Friendable, Inc. is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife, Stacy Rositano.

Pursuant to the Merger Agreement dated January 31, 2014 by and between Friendable, Inc. and Titan, Titan’s Series A Preferred Stock consisted of the following: 225,520 shares owned by Dean Rositano, 225,520 shares owned by Robert Rositano, 1,627,646 shares owned by Copper Creek Holdings, LLC, and 201,998 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to nine (9) times the total number of shares of common stock which are issued and outstanding, voting together with the holders of common stock as a single class. Such Series A Preferred Stock shall be convertible into the number of shares of common stock which equals nine times the total number of shares of common stock which are issued and outstanding at the time of conversion until the closing of a Qualified Financing (i.e. sale and issuance of equity securities of Titan that results in gross proceeds to Titan in excess of two million five hundred thousand dollars ($2,500,000)).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Titan. Dean Rositano will also serve as President and Chief Technology Officer, while Robert Rositano will serve as Chief Executive Officer and Secretary.

Director Independence

Our common stock is currently quoted on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Under that definition of independent director, we do not have any independent director as of December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2015	December 31, 2014
Audit Fees (1)	$44,250	$31,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	5,250	4,500
Total	$49,500	$35,500

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

Our board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Manning Elliott LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

-	(1) Financial Statements of Friendable, Inc.Balance Sheets as of December 31, 2015 and December 31, 2014
-	Statements of Comprehensive Loss for the year ended December 31, 2015 and 2014, and for the period from June 5, 2007 (inception) to December 31, 2015
-	Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and 2012, and for the period from June 5, 2007 (inception) to December 31, 2015
-	Statements of Cash Flows for the year ended December 31, 2015 and 2014, and for the period from June 5, 2007 (inception) to December 31, 2015
-	Notes to the Financial Statements

(b)

Exhibit
Number	Description
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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

10.56	Convertible Promissory Note dated January 16, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on January 22, 2015)
10.57	Convertible Promissory Note dated February 27, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 6, 2015)
10.58	Convertible Promissory Note dated March 13, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 27, 2015)
10.59	Convertible Promissory Notes dated March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 3, 2015)
10.60	Convertible Promissory Notes dated April 20, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 24, 2015)
10.61	Convertible Promissory Note dated May 11, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 9, 2015)
10.62	Convertible Promissory Note dated June 19, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 26, 2015)
10.63	Convertible Promissory Note dated August 1, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.64	Convertible Promissory Notes dated August 5, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
(21)	Subsidiaries
21.1	IHookup Social, Inc., a Delaware corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

FRIENDABLE INC.

Date: April 14, 2016	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2016	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director