Form 10-K/A
period 2015-12-31
Friendable, Inc.
filed 2016-04-15
CIK 1414043

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

1821 S Bascom Ave Ste 343, Campbell, CA 95008

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Friendable, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

10.56	Convertible Promissory Note dated January 16, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on January 22, 2015)
10.57	Convertible Promissory Note dated February 27, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 6, 2015)
10.58	Convertible Promissory Note dated March 13, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 27, 2015)
10.59	Convertible Promissory Notes dated March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 3, 2015)
10.60	Convertible Promissory Notes dated April 20, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 24, 2015)
10.61	Convertible Promissory Note dated May 11, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 9, 2015)
10.62	Convertible Promissory Note dated June 19, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 26, 2015)
10.63	Convertible Promissory Note dated August 1, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.64	Convertible Promissory Notes dated August 5, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
(21)	Subsidiaries
21.1	IHookup Social, Inc., a Delaware corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 14, 2016)
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 14, 2016)
(32)	Section 1350 Certification
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on April 14, 2016)
(101)	XBRL
101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: April 15 , 2016	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15 , 2016	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 15 , 2016	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 15 , 2016	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director