Form 10-Q
period 2016-03-31
Friendable, Inc.
filed 2016-05-23
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

or

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

293,358,162 shares of common stock and 21,881 shares of preferred stock outstanding as of May 13, 2016.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2016 (Unaudited)	December 31, 2015

Current assets
Cash	$19,264	$15,880
Accounts receivable	2,114	3,848
Prepaid expenses	44,963	1,897
Debt issue costs (Note 10)	233,747	200,855
Total current assets	300,088	222,480

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$335,088	$257,480

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable (Note 8)	1,376,564	1,183,169
Convertible debentures short-term (Note 10)	1,100,310	493,742
Deferred revenue	6,323	6,323
	2,483,197	1,683,234

Convertible debentures long-term (Note 10)	194,387	74,263

Total liabilities	2,677,584	1,757,497
Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 11)

STOCKHOLDERS' DEFICIENCY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 22,083 (December 31, 2015 – 22,165) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 293,358,162 (December 31, 2015 – 218,977,542) shares issued and outstanding (Note 4)	29,336	21,898
Additional paid-in capital	6,345,609	5,947,584
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(8,712,943)	(7,465,001)
Total Stockholders' Deficiency	(2,342,496)	(1,500,017)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$335,088	$257,480

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	$	$
REVENUES	11,391	37,685

OPERATING EXPENSES
Accretion and interest expense	608,007	272,311
App hosting (Note 8)	109,292	81,650
Commissions	3,387	11,306
Financing costs	37,690	16,589
General and administrative (Note 8)	190,333	236,454
Product development	95,121	20,548
Sales and marketing	215,503	61,097

TOTAL OPERATING EXPENSES	1,259,333	699,955

LOSS FROM OPERATIONS	(1,247,942)	(662,270)

OTHER INCOME
Gain on extinguishment of debt	-	5,096

NET LOSS AND COMPREHENSIVE LOSS	(1,247,942)	(657,174)

BASIC LOSS PER SHARE	(0.00)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	256,355,680	19,991,409

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2014 TO MARCH 31, 2016
(Expressed in US dollars)
(Unaudited)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes	190,385,736	19,038	—	—	269,629	—	—	288,667

Conversion of preferred shares	18,638,866	1,864	(642)	—	(1,864)	—	—	—

Issuance of convertible notes (net)	—	—	—	—	2,332,999	—	—	2,332,999

Net loss for the year	—	—	—	—	—	—	(3,154,969)	(3,154,969)

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,947,584	$(4,500)	$(7,465,001)	$(1,500,017)

Shares issued for services (Note 4)	17,000,000	1,700	—	—	62,900	—	—	64,600

Conversion of convertible notes (Note 4)	51,158,385	5,116	—	—	21,884	—	—	27,000

Conversion of preferred shares (Note 4)	6,222,235	622	(82)	—	(622)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	313,863	—	—	313,863

Net loss for the period	—	—	—	—	—	—	(1,247,942)	(1,247,942)

Balance March 31, 2016	293,358,162	$29,336	22,083	$2	$6,345,609	$(4,500)	$(8,712,943)	$(2,342,496)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(1,247,942)	$(657,174)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on promissory note	37,209	22,965
Accretion expense	564,204	240,374
Gain on extinguishment of debt	-	(5,096)
Shares issued for services	21,534	41,452
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	1,734	(4,792)
Increase in prepaid expenses	-	(180)
Increase in accounts payable	193,395	150,883
Net Cash Used in Operating Activities	(429,866)	(211,568)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(10,000)
Net Cash Used in Investing Activities	-	(10,000)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	433,250	223,846
Net Cash Provided by Financing Activities	433,250	223,846

Net Increase in Cash	3,384	2,278

Cash (checks issued in excess of cash on hand) – Beginning	15,880	(945)

Cash – Ending	$19,264	$1,333

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$23,250	$118,277
Convertible debentures issued to extinguish promissory notes	$-	$261,425

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2016 the Company has a working capital deficiency of $2,183,109 and has an accumulated deficit of $8,712,943 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim financial statements
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on April 15, 2016, with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2016.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, valuation of convertible debenture conversion options, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the three months ended March 31, 2016, the Company incurred $215,503 (March 31, 2015: $61,097) in advertising costs.

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
FOR THE PERIOD MARCH 31, 2016
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

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the three months ended March 31, 2016, the Company did not have any allowance for doubtful accounts.

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

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of March 31, 2016, there were approximately 5,570,982,081 potentially dilutive shares outstanding.

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
FOR THE PERIOD MARCH 31, 2016
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

4.  COMMON AND PREFERRED STOCK

Issued during 2016:

During the three months ended March 31, 2016, the Company issued 51,158,385 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the three months ended March 31, 2016, the Company issued 17,000,000 shares of common stock to consultants in exchange for investor relations and advertising services.

During the three months ended March 31, 2016, the Company issued 6,222,235 shares of common stock to various Series A preferred stockholders on conversion of 82 preferred shares.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2015	119,471,154	0.014
Warrants exercised	-	-
Warrants issued	132,974,359	0.004
Balance, March 31, 2016	252,445,513	0.009

6.  STOCK-BASED COMPENSATION

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of March 31, 2016:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2016, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$
Outstanding and exercisable, December 31, 2015	3,075	1,044	7.57	-
Outstanding and exercisable, March 31, 2016	3,075	1,044	7.32	-

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
(Expressed in US dollars)

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of March 31, 2016:

$

Employment Agreements (1)	525,000
525,000

 (1) Employment agreements with related parties.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2016, the Company incurred $110,862 (2015: $111,054) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2016, the Company incurred $199,292 (2015: $111,650) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

As of March 31, 2016, the Company had a stock subscription receivable totaling $4,500 (December 31, 2015: $4,500) from an officer and director and from a company with an officer and director in common.

As of March 31, 2016, accounts payable include $261,863 (December 31, 2015: $236,571) payable to a company with two officers and directors in common, and $250,000 (December 31, 2015: $175,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of March 31, 2016, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Short-term Convertible Debentures:

Conversion Feature		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	5-Aug-15	750,000	627,880	122,120	7%	5-Feb-17
b	)	5-Aug-15	18,750	15,698	3,052	7%	5-Feb-17
d	)	7-Oct-14	75,000	-	75,000	8%	7-Oct-15
d	)	15-Jan-15	40,000	-	40,000	8%	15-Jan-16
d	)	15-Feb-15	35,000	-	35,000	8%	15-Feb-16
d	)	17-Feb-15	63,125	-	63,125	8%	17-Feb-16
d	)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d	)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c	)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
c	)	12-Mar-15	37,500	-	37,500	8%	11-Mar-16
d	)	19-Mar-15	38,959	-	38,959	8%	19-Mar-16
d	)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d	)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c	)	27-Mar-15	50,000	-	50,000	8%	26-Mar-16
c	)	11-May-15	50,000	23,328	26,672	8%	10-May-16
d	)	2-Jun-15	29,500	15,643	13,857	8%	1-Jun-16
d	)	2-Jun-15	45,966	26,162	19,804	8%	1-Jun-16
d	)	2-Jun-15	10,000	4,215	5,785	8%	1-Jun-16
d	)	2-Jun-15	58,540	34,486	24,054	8%	1-Jun-16
d	)	2-Jun-15	35,408	19,357	16,051	8%	1-Jun-16
d	)	2-Jun-15	20,757	10,319	10,438	8%	1-Jun-16
c	)	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d	)	16-Jun-15	30,464	18,294	12,170	8%	15-Jun-16
d	)	19-Jun-15	30,000	17,973	12,027	8%	18-Jun-16
d	)	19-Jun-15	35,408	21,732	13,676	8%	18-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
d	)	17-Jul-15	27,000	19,038	7,962	8%	17-Jul-16
d	)	1-Aug-15	17,408	12,400	5,008	8%	4-Aug-16
d	)	1-Aug-15	30,000	22,759	7,241	8%	1-Aug-16
d	)	1-Aug-15	35,408	27,355	8,053	8%	1-Aug-16
d	)	21-Sep-15	64,744	58,228	6,516	8%	21-Sep-16
			2,075,177	974,867	1,100,310

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

Long-term Convertible Debentures:

		Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
b	)	27-Jan-16	250,000	76,263	173,737	7%	27-Jul-17
b	)	8-Mar-16	110,000	109,324	676	7%	8-Sep-17
b	)	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
b	)	8-Mar-16	5,000	4,442	558	7%	8-Sep-17
d	)	8-Mar-16	90,000	89,334	666	8%	8-Sep-17
			473,750	279,363	194,387

a)	The conversion price per share equal to the lower of:
i)	100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion date;
ii)	70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

b)	The conversion price is a range of $0.0025-$0.0078.

c)	The conversion price equal to 50% of the lowest closing bid price of the Company’s common stock in the 20 trading days prior to the conversion.

d)	The conversion price of $0.0005.

During the three months ended March 31, 2016, the Company received net proceeds from convertible debentures of $433,250.

During the three months ended March 31, 2016, $27,000 of convertible debentures were settled by issuing 51,158,385 shares of common stock of the Company.

During the three months ended March 31, 2016, the Company incurred $20,500 in transaction costs in connection with the issuance of the convertible debentures.

As of March 31, 2016, the Company had debt issuance costs of $233,747 (December 31, 2015: $200,855).

At March 31, 2016, convertible debentures with the principal amount of $1,391,374 have a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2016 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

11.  SUBSEQUENT EVENTS

a)	Subsequent to March 31, 2016 the Company issued 114,854,880 shares in connection with conversion of convertible notes in the amount of $57,427.

b)	Subsequent to March 31, 2016 the Company issued 26,707,442 shares of common stock on conversion of 203 preferred shares.

c)
Subsequent to March 31, 2016 the Company obtained proceeds of $269,000 for various convertible notes agreements (“Debentures”) entered into with face value totaling $269,000, with interest rates at 8% per annum and maturing twelve months from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.

The Company paid $14,500 in legal fees and other expenses in connection with these debentures.

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

Visit our social media properties at:

Facebook:http://facebook.com/friendable

Twitter: twitter.com/friendableapp

Instagram: instagram.com/friendableapp

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

The app is currently available on the Apple iOS platform and in iTunes stores world-wide where Friendable offers a free version and a paid version of the app. The app is also available on the Android platform and in the Google Play Store for a FREE download. The applications also offer a “virtual currency” component, allowing users to purchase “in application” coin packs that activate virtual gifts and various additional service-based options. Friendable has recently announced a completely FREE model to assist with its user acquisition strategy as well as to test engagement/usage metrics as the company scales its user base; the FREE option is subject to change based on the company’s marketing strategies going forward.

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

Employees and Key Consultants

Our company has two full time employees and one part time employee.

Intellectual Property

We applied for and received trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

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
Virtual Goods
APPNATION
APPNATION App Economy Report, 6/13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

For the three months ended March 31, 2016 compared to 2015

Our net loss and comprehensive loss for our interim period ended March 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	$	$
Revenues	11,391	37,685
Total Operating Expenses	1,259,333	699,955
Loss From Operations	(1,247,942)	(662,270)
Other Income (Expenses)	-	5,096
Net Loss	(1,247,942)	(657,174)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total revenue for the three months ended March 31, 2016 decreased compared to the same period last year due to lower subscription revenue from users.

Total operating expenses of for the three months ended March 31, 2016 increased due to higher accretion and interest expense on convertible notes.

Liquidity and Capital Resources

Working Capital

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Current Assets	$300,088	$222,480
Current Liabilities	2,483,197	1,683,234
Working Capital(Deficiency)	$(2,183,109)	$(1,460,754)

Current assets for the quarter ended March 31, 2016 increased compared to December 31, 2015 primarily due to higher prepaid expenses and debt issue costs.

Current liabilities for the quarter ended March 31, 2016 increased compared to December 31, 2015 primarily due to higher accounts payable and convertible notes.

Cash Flows

	Three months		Three months
	Ended		Ended
	March 31, 2016		March 31, 2015
Net Cash Provided by (Used in) Operating Activities	$(429,866)		$(211,568)
Net Cash Provided by (Used in) Investing Activities		-	(10,000)
Net Cash Provided by (Used in) Financing Activities	433,250		223,846
Net Increase (Decrease) in Cash	$3,384		$2,278

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $429,866 for the three month period ended March 31, 2016 consisted primarily of a loss of $1,247,942 adjusted by accretion expense of $564,204 and a change in accounts payable of $193,395. Our cash used in operating activities of $211,568 for the three month period ended March 31, 2015 consisted primarily of a net loss of $657,174 adjusted by accretion expense of $240,374, and a change in accounts payable of $150,883.

Net Cash Provided by (Used in) Investing Activities

Our cash used in investing activities for the three month period ended March 31, 2015 was $10,000 and consisted of acquisition of intangible assets.

 Net Cash Provided by Financing Activities

Our cash provided by financing activities of $433,250 for the three month period ended March 31, 2016 consisted primarily of net proceeds from convertible notes. Our cash provided by financing activities of $223,846 for the three month period ended March 31, 2015 consisted primarily of net proceeds from convertible notes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements and Convertible Notes with Alpha Capital, Palladium Capital, and Coventry Enterprises

On January 27, 2016 the Company entered into a marketing agreement with The Kluger Agency (TKA), a major advertising agency, with a focus on strategic celebrity partnerships to seek out such partnerships and related opportunities on behalf of the Company and the Friendable brand.

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

Securities Purchase Agreements and Convertible Notes with Alpha Capital, Palladium Capital, and Coventry Enterprises

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

In connection with the January 27, 2016 closing, the Company paid $3,000 in legal fees.

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

In connection with the March 8, 2016 closing, the Company paid $7,500 in legal fees and $10,000 in finder’s fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities Purchase Agreements and Convertible Notes with Coventry Enterprises, LLC

In connection with the March 8, 2016 Alpha Capital closing, on March 8, 2016 the Company issued a $90,000 7% interest note to Coventry Enterprises LLC with a maturity date of September 8, 2017. After the requisite Rule 144 holding period, the note is convertible into common shares of the Company at an initial price of $0.0025 (subject to certain adjustments).

In order to fullfill the company’s next payment obligation to TKA – The Kluger Agency, for their continued support of all celebrity relationship opportunities, on May 3, 2016, the Company entered into a Securities Purchase Agreement with Coventry Enterprises LLC (“Coventry”), pursuant to which the Company sold to Coventry a $50,000 face value 8% Convertible Note with a maturity date of May 3, 2017. Interest accrues daily on the outstanding principal amount of the Coventry Note at a rate per annum equal to 8% on the basis of a 365-day year. The principal amount of the Coventry Note and interest is payable on the maturity date. The Coventry Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at 50% of the lowest closing bid price (subject to a $0.004 ceiling price) for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. Coventry does not have the right to convert the note, to the extent that it would beneficially own in excess of 9.9% of our outstanding common stock. The Company shall not have the right to prepay the note. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Coventry Note becomes immediately due and payable. In connection with the Coventry Note, the Company paid Coventry $2,500 for its legal fees and expenses.

Securities Purchase Agreement and Convertible Note with EMA Financial LLC

As of April 7, 2016, and with a  closing date of April 11, 2016, the Company entered into a Securities Purchase Agreement  with EMA Financial LLC (“EMA”), pursuant to which the Company sold to EMA a $106,500 face value 8% Convertible Note with a maturity date of April 7, 2017. Interest accrues daily on the outstanding principal amount of the EMA Note at a rate per annum equal to 8% on the basis of a 365-day year. The principal amount of the EMA Note and interest is payable on the maturity date. The EMA Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty five (25) consecutive trading days immediately preceding the conversion date. If the shares are not delivered to EMA within three business days of the Company’s receipt of the conversion notice, the Company will pay EMA a penalty of $1,000 per day for each day that the the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to EMA. EMA does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days prior written notice to EMA, to prepay the outstanding balance on this note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the EMA Note becomes immediately due and payable. In connection with the EMA Note, the Company paid EMA $6,500 for its legal fees and expenses.

In connection with the EMA Note, the parties entered into a Resale Restriction Agreement whereby EMA agreed to limit public resale of the Company’s common shares to 15% of the daily trading volume.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

At March 31, 2016, we had an accumulated deficit of $8,712,943 and incurred a net loss of $1,247,942 for the three month period ended March 31, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 95% of our Series A preferred stock. As of May, 2016, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,256 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 15,581 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 613 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of Checkmate Mobile, Inc.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2016 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 95% of our Series A preferred stock. As of May, 2016, the following entities and individuals own the following shares of our Series A preferred stock:
•	Messrs. Dean and Robert Rositano each own 2,256 shares;
•	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 15,581 shares;
•
Checkmate Mobile, Inc., a Delaware corporation, owns 613 shares - Messrs. Dean and Robert Rositano are 14.1% and 13.6%  stockholders respectively and serve as officers and directors of Checkmate Mobile, Inc.

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

As of March 31, 2016, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of our fiscal quarter ended March 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

FRIENDABLE, INC.

Date: May 23, 2016	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)