Form 10-Q
period 2016-06-30
Friendable, Inc.
filed 2016-08-15
CIK 1414043

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 000-52917

FRIENDABLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546715
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1821 S Bascom Ave., Suite 353, Campbell, California 95008
(Address of principal executive offices)   (zip code)

(855) 473-8473
(Registrant’s telephone number, including area code)

_________________________________________________________________
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

i

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

663,551,343 shares of common stock and 21,771shares of preferred stock outstanding as of August 15, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	June 30, 2016 (Unaudited)	December 31, 2015

Current assets
Cash	$113,596	$15,880
Accounts receivable	1,418	3,848
Prepaid expenses	6,963	1,897
Debt issue costs (Note 10)	336,830	200,855
Total current assets	458,807	222,480

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$493,807	$257,480

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable (Note 8)	1,525,584	1,183,169
Convertible debentures short-term (Note 10)	1,499,331	493,742
Deferred revenue	6,323	6,323
	3,031,238	1,683,234

Convertible debentures long-term (Note 10)	208,774	74,263

Total liabilities	3,240,012	1,757,497
Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 11)

STOCKHOLDERS' DEFICIENCY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,880 (December 31, 2015 – 22,165) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 568,806,056 (December 31, 2015 – 218,977,542) shares issued and outstanding (Note 4)	56,754	21,898
Additional paid-in capital	7,528,868	5,947,584
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(10,327,329)	(7,465,001)
Total Stockholders' Deficiency	(2,746,205)	(1,500,017)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$493,807	$257,480

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	$	$	$	$
REVENUES	7,189	47,573	18,580	85,258

OPERATING EXPENSES
Accretion and interest expense	570,789	375,079	1,178,796	647,390
App hosting (Note 8)	80,473	94,410	228,552	176,060
Commissions	2,157	14,271	5,544	25,577
Financing costs	37,768	61,625	75,458	78,214
General and administrative (Note 8)	270,391	250,005	460,723	486,459
Product development	64,113	24,147	159,234	44,695
Sales and marketing	557,098	87,937	772,601	149,034

TOTAL OPERATING EXPENSES	1,582,789	907,474	2,880,908	1,607,429

LOSS FROM OPERATIONS	(1,575,600)	(859,901)	(2,862,328)	(1,522,171)

OTHER INCOME
Gain on extinguishment of debt	-	-	-	5,096

NET LOSS AND COMPREHENSIVE LOSS	(1,575,600)	(859,901)	(2,862,328)	(1,517,075)

BASIC LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	425,129,047	78,745,462	340,742,364	49,530,740

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2014 TO JUNE 30, 2016
(Expressed in US dollars)
(Unaudited)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes	190,385,736	19,038	—	—	269,629	—	—	288,667

Conversion of preferred shares	18,638,866	1,864	(642)	—	(1,864)	—	—	—

Issuance of convertible notes (net)	—	—	—	—	2,332,999	—	—	2,332,999

Net loss for the year	—	—	—	—	—	—	(3,154,969)	(3,154,969)

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,947,584	$(4,500)	$(7,465,001)	$(1,500,017)

Shares issued for services (Note 4)	18,785,714	1,879	—	—	80,221	—	—	82,100

Conversion of convertible notes (Note 4)	271,119,221	27,112	—	—	109,868	—	—	136,980

Conversion of preferred shares (Note 4)	32,929,677	3,293	(285)	—	(3,293)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,319,164	—	—	1,319,164

Warrants	26,993,902	2,699	—	—	75,197	—	—	77,896

Net loss for the period	—	—	—	—	—	—	(2,862,328)	(2,862,328)

Balance June 30, 2016	568,806,056	$56,881	21,880	$2	$7,528,741	$(4,500)	$(10,327,329)	$(2,746,205)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(2,862,328)	$(1,517,075)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on promissory note	97,903	22,965
Accretion expense	1,073,925	590,510
Gain on extinguishment of debt	-	(5,096)
Shares issued for services	77,034	47,893
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	2,430	(4,732)
Decrease in prepaid expenses	-	1,070
Increase in accounts payable	251,481	334,970
Net Cash Used in Operating Activities	(1,359,555)	(529,495)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(35,000)

Net Cash Used in Investing Activities	-	(35,000)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	1,457,271	567,488

Net Cash Provided by Financing Activities	1,457,271	567,488

Net Increase in Cash	97,716	2,993

Cash (checks issued in excess of cash on hand) – Beginning	15,880	(945)

Cash – Ending	$113,596	$2,048

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$109,980	$234,231
Convertible debentures issued to extinguish promissory notes	$-	$261,425

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2016 the Company has a working capital deficiency of $2,572,431 and has an accumulated deficit of $10,327,329 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2016.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2016, the Company incurred $772,601 (June 30, 2015: $149,034) in advertising costs.

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
FOR THE PERIOD JUNE 30, 2016
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

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the six months ended June 30, 2016, the Company did not have any allowance for doubtful accounts.

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

As of June 30, 2016, there were approximately 8,877,618,899 potentially dilutive shares outstanding.

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
FOR THE PERIOD JUNE 30, 2016
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

4.  COMMON AND PREFERRED STOCK

Common Stock:

During the six months ended June 30, 2016, the Company issued 271,119,221 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the six months ended June 30, 2016, the Company issued 18,785,714 shares of common stock to consultants in exchange for investor relations and advertising services.

During the six months ended June 30, 2016, the Company issued 32,929,677 shares of common stock to various Series A preferred stockholders on conversion of 285 preferred shares.

During the six months ended June 30, 2016, the Company issued 26,993,902 shares of common stock to various warrant holders for exercise of the warrants.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2015	119,471,154	0.014
Warrants exercised	27,609,756	0.004
Warrants issued	304,474,359	0.004
Balance, June 30, 2016	396,335,757	0.007

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of June 30, 2016:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2016, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$
Outstanding and exercisable, December 31, 2015	3,075	1,044	7.57	-
Outstanding and exercisable, June 30, 2016	3,075	1,044	7.07	-

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
(Expressed in US dollars)

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of June 30, 2016:

$

Employment Agreements (1)	450,000
450,000

 (1) Employment agreements with related parties.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2016, the Company incurred $221,723 (2015: $224,883) in salaries to officers and directors with such costs being recorded as general and administrative expenses. Of the $221,723 incurred, $150,000 has been deferred.

During the six months ended June 30, 2016, the Company incurred $408,552 (2015: $243,560) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

As of June 30, 2016, the Company had a stock subscription receivable totaling $4,500 (December 31, 2015: $4,500) from an officer and director and from a company with an officer and director in common.

As of June 30, 2016, accounts payable includes $285,123 (December 31, 2015: $236,571) payable to a company with two officers and directors in common, and $325,000 (December 31, 2015: $175,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
(Expressed in US dollars)

9.  FAIR VALUE MEASUREMENTS (CONTINUED)

As of June 30, 2016, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

10.  CONVERTIBLE DEBENTURES

Short-term Convertible Debentures:

Conversion Feature	Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a)	02-Apr-13	5,054	-	5,054	0%	02-Jan-14
b)	05-Aug-15	750,000	544,166	205,834	7%	05-Feb-17
b)	05-Aug-15	18,750	13,605	5,145	7%	05-Feb-17
d)	07-Oct-14	70,000	-	70,000	8%	07-Oct-15
d)	15-Jan-15	40,000	-	40,000	8%	15-Jan-16
d)	15-Feb-15	35,000	-	35,000	8%	15-Feb-16
d)	17-Feb-15	4,072	-	4,072	8%	17-Feb-16
d)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
c)	12-Mar-15	37,500	-	37,500	8%	11-Mar-16
d)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c)	27-Mar-15	50,000	-	50,000	8%	26-Mar-16
c)	11-May-15	50,000	-	50,000	8%	10-May-16
d)	02-Jun-15	29,500	-	29,500	8%	01-Jun-16
d)	02-Jun-15	45,966	-	45,966	8%	01-Jun-16
d)	02-Jun-15	10,000	-	10,000	8%	01-Jun-16
d)	02-Jun-15	58,540	-	58,540	8%	01-Jun-16
d)	02-Jun-15	35,408	-	35,408	8%	01-Jun-16
d)	02-Jun-15	20,757	-	20,757	8%	01-Jun-16
c)	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d)	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d)	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d)	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d)	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d)	07-Jul-15	75,000	-	75,000	8%	07-Oct-15
d)	17-Jul-15	27,000	6,236	20,764	8%	17-Jul-16
d)	01-Aug-15	17,408	5,835	11,573	8%	04-Aug-16
d)	01-Aug-15	30,000	10,940	19,060	8%	01-Aug-16
d)	01-Aug-15	35,408	13,404	22,004	8%	01-Aug-16
d)	21-Sep-15	64,744	43,549	21,195	8%	21-Sep-16
b)	03-May-16	50,000	48,876	1,124	8%	03-May-17
c)	03-May-16	50,000	-	50,000	8%	03-May-17
d)	03-May-16	29,500	-	29,500	8%	03-May-17
d)	03-May-15	45,965	-	45,965	8%	03-May-17
b)	24-May-16	61,571	60,646	925	8%	24-May-17
d)	24-May-16	30,464	-	30,464	8%	24-May-17
b)	26-May-16	157,500	156,460	1,040	8%	26-May-17
d)	15-Jun-16	50,000	49,333	667	8%	15-Jun-17
c)	07-Apr-16	106,500	104,758	1,742	8%	07-Apr-17

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
(Expressed in US dollars)

 10.  CONVERTIBLE DEBENTURES (CONTINUED)

b)	02-Jun-16	160,000	159,206	794	7%	02-Jun-17
b)	02-Jun-16	4,000	3,931	69	7%	02-Jun-17
b)	15-Jun-16	50,000	49,379	621	7%	15-Jun-17
b)	15-Jun-16	1,250	1,193	57	7%	15-Jun-17
b)	17-May-16	100,000	99,103	897	7%	17-May-17
b)	17-May-16	2,500	2,424	76	7%	17-May-17
b)	19-May-16	110,000	109,116	884	7%	19-May-17
b)	19-May-16	2,750	2,674	76	7%	19-May-17

		2,984,165	1,484,834	1,499,331

Long-term Convertible Debentures:

Conversion Feature	Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
b)	27-Jan-16	250,000	63,949	186,051	7%	27-Jul-17
b)	08-Mar-16	110,000	108,384	1,616	7%	08-Sep-17
b)	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
b)	08-Mar-16	5,000	4,186	814	7%	08-Sep-17
b)	08-Mar-16	90,000	88,457	1,543	7%	08-Sep-17
		473,750	264,976	208,774

a)
The conversion price per share equal to the lower of:
i)
100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion date;
ii)
70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

b)
The conversion price is a range of $0.0025-$0.0078.

c)
The conversion price equal to 50% of the lowest closing bid price of the Company’s common stock in the 20-25 trading days prior to the conversion.

d)
The conversion price of $0.0005.

During the six months ended June 30, 2016, the Company received net proceeds from convertible debentures of $1,457,271.

During the six months ended June 30, 2016, $136,980 of convertible debentures were settled by issuing 271,119,221 shares of common stock of the Company.

During the six months ended June 30, 2016, the Company incurred $83,500 in transaction costs in connection with the issuance of the convertible debentures.

As of June 30, 2016, the Company had debt issuance costs of $336,830 (December 31, 2015: $200,855).

At June 30, 2016, convertible debentures with the principal amount of $1,763,362 have a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2016 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2016
(Expressed in US dollars)

11.  SUBSEQUENT EVENTS

a)
Subsequent to June 30, 2016 the Company issued 77,261,620 shares of common stock in connection with conversion of convertible notes in the amount of $38,631 and issued 17,483,667 shares of common stock in connection with conversion of 110 shares of Series A preferred stock.

b)
Subsequent to June 30, 2016 the Company obtained proceeds of $324,000 for various convertible notes agreements (“Debentures”) entered into with face value totaling $324,000, with interest rates at 7-8% per annum and maturing twelve months from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement.

The Company paid $21,000 in legal fees and other expenses in connection with these debentures.

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

Results of Operations

For the three months ended June 30, 2016 compared to 2015

Revenues

The Company had revenue of $7,189 and $47,573 during the three months ended June 30, 2016 and 2015, respectively. The decrease in revenue during the three months ended June 30, 2016 was due to lower subscription fees as the Company focuses on increasing the user base.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $270,391 and $250,005 for the three months ended June 30, 2016 and 2015, respectively. The increase in expenses as compared to the same period in the prior year was primarily due to higher health insurance and filing fees expense.

Product Development Expenses

Product development expenses were incurred in the amount of $64,113 and $24,147 during the three months ended June 30, 2016 and 2015, respectively. The increase was primarily due to Android development.

Interest Expense

Financing Expenses

During the three months ended June 30, 2016, financing costs decreased to $37,768 as compared to $61,625 at June 30, 2015. The decrease was due to fewer legal fees incurred in connection with convertible notes.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $557,098 and $87,937 during the three months ended June 30, 2016 and 2015, respectively. The increase was primarily due to advertising with the use of celebrities.

Net Loss

The Company had a net loss for the three months ended June 30, 2016 of $1,575,600 as compared to a net loss of $859,901 for the three months ended June 30, 2015. The increase in net loss income was due primarily to increased sales and marketing and accretion and interest expenses.

For the six months ended June 30, 2016 compared to 2015

Revenues

The Company had revenue of $18,580 and $85,258 during the six months ended June 30, 2016 and 2015, respectively. The decrease in revenue during the six-month period ended June 30, 2016 was primarily due to lower subscription fees as the Company focuses on increasing the user base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $460,724 and $486,459 for the six months ended June 30, 2016 and 2015, respectively. The decrease in expenses as compared to the same period in the prior year was primarily due to fewer legal expenses incurred.

Product development expenses

Product development expenses were incurred in the amount of $159,234 and $44,695 during the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to Android development.

Financing Expenses

During the six months ended June 30, 2016, financing costs decreased to $75,458 as compared to $78,214 at June 30, 2015.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $772,601 and $149,034 during the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to advertising with the use of celebrities.

Net Loss

The comparable net loss for the six months ended June 30, 2016 was $2,862,328 as compared to the net loss of $1,517,075 for the six months ended June 30, 2015. This increased net loss was due primarily to increased sales and marketing and accretion and interest expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Current Assets	$458,807	$222,480
Current Liabilities	3,031,238	1,683,234
Working Capital (Deficiency)	$(2,572,431)	$(1,460,754)

Current assets for the quarter ended June 30, 2016 increased compared to December 31, 2015 primarily due to increased cash and debt issue costs.

Current liabilities for the quarter ended June 30, 2016 increased compared to December 31, 2015 primarily due to increased accounts payable and convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2016	June 30, 2015
Net Cash Provided by (Used in) Operating Activities	$(1,359,555)	$(529,495)
Net Cash Provided by (Used in) Investing Activities	-	$(35,000)
Net Cash Provided by (Used in) Financing Activities	1,457,271	567,488
Net Increase (Decrease) in Cash	$97,716	$2,993

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $1,359,555 for the six-month period ended June 30, 2016 consisted primarily of interest on promissory note of $97,903, accretion expense of $1,073,925, shares issued for services of $77,034, decrease in accounts receivable of $2,430 and an increase in accounts payable of $251,481.

Net Cash Provided by (Used in) Investing Activities

We did not use cash in investing activities for the six-month period ended June 30, 2016.

 Net Cash Provided by Financing Activities

Our cash provided by financing activities of $1,457,271 for the six-month period ended June 30, 2016 consisted primarily of net proceeds from convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Going Concern

At June 30, 2016, we had an accumulated deficit of $10,327,329 and incurred a net loss of $2,862,328 for the six-month period ended June 30, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in allcontrol systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making canbe faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of anysystem of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2016, the Company issued 271,119,221 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10). The shares were issued as follows; January 13, 2016: 4,658,385, January 14, 2016: 21,500,000, March 11, 2016: 25,000,000, April 19, 2016: 29,000,000, April 28, 2016: 20,000,000, May 2, 2016: 3,000,000, May 3, 2016: 28,917,560, May 6, 2016: 13,937,320, May 10, 2016: 20,000,000, May 23,2016: 30,000,000, June 3, 2016: 26,105,956, June 20, 2016: 39,000,000, and June 31, 2016: 10,000,000. During the six months ended June 30, 2016, the Company issued 18,785,714 shares of common stock to consultants in exchange for investor relations and advertising services. The shares were issued as follows; March 8, 2016: 17,000,000, and June 3, 2016: 1,785,714.

During the six months ended June 30, 2016, the Company issued 32,929,677 shares of common stock to various Series A preferred stockholders on conversion of 285 preferred shares. The shares were issued as follows; January 6, 2016: 6,222,235, April 21, 2016: 15,999,627, and April 28, 2016: 10,707,815.

During the six months ended June 30, 2016, the Company issued 26,993,902 shares of common stock to various warrant holders for exercise of the warrants. The shares were issued as follows; May 17, 2016: 12,493,902, May 26, 2016: 4,500,000, and June 16, 2016: 10,000,000.

The issuance of the above securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Subsequent to June 30, 2016 the Company issued 77,261,620 shares of common stock in connection with conversion of convertible notes in the amount of $38,631 and issued 17,483,667 shares of common stock in connection with conversion of 110 shares of Series A preferred stock.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1+	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*    Filed herewith.
+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE, INC.

Date: August 15, 2016	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)