Form 10-Q
period 2016-09-30
Friendable, Inc.
filed 2016-11-15
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

869,188,146 shares of common stock and 21,661 shares of preferred stock outstanding as of November 14, 2016

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2016 (Unaudited)	December 31, 2015

Current assets
Cash	$21,329	$15,880
Accounts receivable	1,203	3,848
Prepaid expenses	6,963	1,897
Debt issue costs (Note 10)	346,343	200,855
Total current assets	375,838	222,480

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$410,838	$257,480

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable (Note 8)	1,613,477	1,183,169
Current portion of convertible debentures (Note 10)	1,921,742	493,742
Deferred revenue	6,323	6,323
	3,541,542	1,683,234

Convertible debentures (Note 10)	-	74,263

Total liabilities	3,541,542	1,757,497

Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 11)

STOCKHOLDERS' DEFICIENCY
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,770 (December 31, 2015 – 22,165) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 775,541,236 (December 31, 2015 – 218,977,542) shares issued and outstanding (Note 4)	77,554	21,898
Additional paid-in capital	8,487,643	5,947,584
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(11,691,403)	(7,465,001)
Total Stockholders' Deficiency	(3,130,704)	(1,500,017)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$410,838	$257,480

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30, 2016 $	Three Months Ended September 30, 2015 $	Nine Months Ended September 30, 2016 $	Nine Months Ended September 30, 2015 $
REVENUES	5,915	34,770	24,495	120,028

OPERATING EXPENSES
Accretion and interest expense	335,468	349,306	1,514,264	996,696
App hosting (Note 8)	89,652	100,161	318,204	276,221
Commissions	1,774	10,431	7,318	36,008
Financing costs	38,067	17,031	113,525	95,245
General and administrative (Note 8)	218,127	197,641	678,850	684,100
Product development	80,386	32,927	239,620	77,622
Sales and marketing	606,515	38,799	1,379,116	187,833

TOTAL OPERATING EXPENSES	1,369,989	746,296	4,250,897	2,353,725

LOSS FROM OPERATIONS	(1,364,074)	(711,526)	(4,226,402)	(2,233,697)

OTHER INCOME
Gain on extinguishment of debt	-	-	-	5,096

NET LOSS AND COMPREHENSIVE LOSS	(1,364,074)	(711,526)	(4,226,402)	(2,228,601)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	678,909,446	130,123,048	454,287,515	76,690,053

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2014 TO SEPTEMBER 30, 2016
(Expressed in US dollars)
(Unaudited)

	Common Stock #	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services (Note 4)	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 4)	190,385,736	19,038	—	—	269,629	—	—	288,667

Conversion of preferred shares (Note 4)	18,638,866	1,864	(642)	—	(1,864)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,332,999	—	—	2,332,999

Net loss for the year	—	—	—	—	—	—	(3,154,969)	(3,154,969)

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,947,584	$(4,500)	$(7,465,001)	$(1,500,017)

Shares issued for services (Note 4)	43,785,714	4,379	—	—	177,721	—	—	182,100

Conversion of convertible notes (Note 4)	423,669,721	42,367	—	—	170,888	—	—	213,255

Conversion of preferred shares (Note 4)	62,114,357	6,211	(395)	—	(6,211)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,122,464	—	—	2,122,464

Warrants	26,993,902	2,699	—	—	75,197	—	—	77,896

Net loss for the period	—	—	—	—	—	—	(4,226,402)	(4,226,402)

Balance September 30, 2016	775,541,236	$77,554	21,770	$2	$8,487,643	$(4,500)	$(11,691,403)	$(3,130,704)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net loss	$(4,226,402)	$(2,228,601)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on promissory note	182,064	22,965
Accretion expense	1,342,434	837,244
Gain on extinguishment of debt	-	(5,096)
Shares issued for services	177,034	47,893
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	2,645	300)
Decrease in prepaid expenses	-	(442
Increase in accounts payable	276,166	370,979
Net Cash Used in Operating Activities	(2,246,059)	(954,758)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(35,000)

Net Cash Used in Investing Activities	-	(35,000)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	2,251,508	1,311,395

Net Cash Provided by Financing Activities	2,251,508	1,311,395

Net Increase in Cash	5,449	321,637

Cash (checks issued in excess of cash on hand) – Beginning	15,880	(945)

Cash – Ending	$21,329	$320,692

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$213,255	$240,031
Convertible debentures issued to extinguish promissory notes	$-	$261,425

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2016, the Company has a working capital deficiency of $3,165,704 and has an accumulated deficit of $11,691,403 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2016.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the nine months ended September 30, 2016, the Company incurred $1,379,116 (September 30, 2015: $187,833) in advertising costs.

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
FOR THE PERIOD SEPTEMBER 30, 2016
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

Allowance for Doubtful Accounts
The Company receives revenues from sales of its software application. The Company monitors its outstanding receivables for timely payments and potential collection issues. During the nine months ended September 30, 2016, the Company did not have any allowance for doubtful accounts.

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

As of September 30, 2016, there were approximately 11,286,943,725 potentially dilutive shares outstanding.

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
FOR THE PERIOD SEPTEMBER 30, 2016
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

4.  COMMON AND PREFERRED STOCK

Common Stock:

During the nine months ended September 30, 2016, the Company issued 423,669,721 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the nine months ended September 30, 2016, the Company issued 43,785,714 shares of common stock to consultants in exchange for investor relations and advertising services.

During the nine months ended September 30, 2016, the Company issued 62,114,357 shares of common stock to various Series A preferred stockholders on conversion of 395 preferred shares.

During the nine months ended September 30, 2016, the Company issued 26,993,902 shares of common stock to various warrant holders for exercise of the warrants.

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
(Expressed in US dollars)

5.  SHARE PURCHASE WARRANTS

	Number of Warrants	Weighted Average Exercise Price $
Balance, December 31, 2015	119,471,154	0.014
Warrants exercised	(27,609,756)	0.004
Warrants issued	464,474,359	0.003
Balance, September 30, 2016	556,335,757	0.006

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of September 30, 2016:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2016, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2015	3,075	1,044	7.57	-
Outstanding and exercisable, September 30, 2016	3,075	1,044	6.82	-

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
(Expressed in US dollars)

7.  COMMITMENTS
The following table summarizes the Company’s significant contractual obligations as of September 30, 2016:
$

Employment Agreements (1)	375,000
375,000

 (1) Employment agreements with related parties.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2016, the Company incurred $332,667 (2015: $334,853) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2016, the Company incurred $588,204 (2015: $352,811) in app hosting, app development, office expenses, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

As of September 30, 2016, the Company had a stock subscription receivable totaling $4,500 (December 31, 2015: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2016, accounts payable includes $246,775 (December 31, 2015: $236,571) payable to a company with two officers and directors in common, and $400,000 (December 31, 2015: $175,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

Pursuant to ASC 825, cash is based on Level 1 inputs. The Company believes that the recorded values of accounts receivable and accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s promissory notes and convertible debentures approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of September 30, 2016, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Short-term Convertible Debentures:

Conversion Feature	Issuance	Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a )	02-Apr-13	5,054	-	5,054	0%	02-Jan-14
b )	05-Aug-15	750,000	401,515	348,485	7%	05-Feb-17
b )	05-Aug-15	18,750	10,039	8,711	7%	05-Feb-17
d )	07-Oct-14	15,000	-	15,000	8%	07-Oct-15
d )	15-Jan-15	40,000	-	40,000	8%	15-Jan-16
d )	15-Feb-15	35,000	-	35,000	8%	15-Feb-16
d )	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d )	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c )	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
c )	12-Mar-15	37,500	-	37,500	8%	11-Mar-16
d )	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d )	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c )	27-Mar-15	50,000	-	50,000	8%	26-Mar-16
c )	11-May-15	50,000	-	50,000	8%	10-May-16
d )	02-Jun-15	29,500	-	29,500	8%	01-Jun-16
d )	02-Jun-15	45,966	-	45,966	8%	01-Jun-16
d )	02-Jun-15	10,000	-	10,000	8%	01-Jun-16
d )	02-Jun-15	58,540	-	58,540	8%	01-Jun-16
d )	02-Jun-15	35,408	-	35,408	8%	01-Jun-16
d )	02-Jun-15	20,757	-	20,757	8%	01-Jun-16
c )	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d )	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d )	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d )	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c )	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d )	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c )	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d )	07-Jul-15	75,000	-	75,000	8%	07-Oct-15
d )	17-Jul-15	27,000	-	27,000	8%	17-Jul-16
d )	01-Aug-15	17,408	-	17,408	8%	04-Aug-16
d )	01-Aug-15	30,000	-	30,000	8%	01-Aug-16
d )	01-Aug-15	35,408	-	35,408	8%	01-Aug-16
d )	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b )	03-May-16	50,000	46,654	3,346	8%	03-May-17
c )	03-May-16	50,000	-	50,000	8%	03-May-17
d )	03-May-16	29,500	-	29,500	8%	03-May-17
d )	03-May-15	45,966	-	45,966	8%	03-May-17
b )	24-May-16	61,571	58,692	2,879	8%	24-May-17
d )	24-May-16	30,464	-	30,464	8%	24-May-17
b )	26-May-16	157,500	153,511	3,989	8%	26-May-17
d )	15-Jun-16	50,000	47,968	2,032	8%	15-Jun-17
c )	07-Apr-16	106,500	100,021	6,479	8%	07-Apr-17
b )	02-Jun-16	160,000	157,614	2,386	7%	02-Jun-17
b )	02-Jun-16	4,000	3,839	161	7%	02-Jun-17
b )	15-Jun-16	50,000	48,453	1,547	7%	15-Jun-17
b )	15-Jun-16	1,250	1,141	109	7%	15-Jun-17
b )	17-May-16	100,000	97,611	2,389	7%	08-Sep-17
b )	17-May-16	2,500	2,343	157	7%	08-Sep-17
b )	19-May-16	110,000	107,593	2,407	7%	08-Sep-17
b )	19-May-16	2,750	2,591	159	7%	08-Sep-17
b )	27-Jan-16	250,000	50,618	199,382	7%	27-Jul-17
b )	08-Mar-16	110,000	106,112	3,888	7%	08-Sep-17

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b )	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
b )	08-Mar-16	5,000	3,809	1,191	7%	08-Sep-17
b )	08-Mar-16	90,000	86,403	3,597	7%	08-Sep-17
b )	07-Jul-16	50,000	48,754	1,246	7%	08-Sep-17
b )	04-Aug-16	110,000	108,801	1,199	7%	08-Sep-17
b )	15-Aug-16	157,000	155,849	1,151	7%	08-Sep-17
b )	12-Sep-16	83,000	82,262	738	7%	08-Sep-17
b )	07-Jul-16	1,250	1,155	95	7%	08-Sep-17
b )	04-Aug-16	2,750	2,656	94	7%	08-Sep-17
b )	15-Aug-16	3,925	3,833	92	7%	08-Sep-17
b )	12-Sep-16	2,075	2,010	65	7%	08-Sep-17
b )	07-Jul-16	50,000	48,528	1,472	7%	07-Jul-17
b )	04-Aug-16	110,000	108,712	1,288	7%	04-Aug-17
b )	15-Aug-16	157,500	156,296	1,204	7%	15-Aug-17
b )	08-Sep-16	80,000	79,219	781	7%	08-Sep-17

		4,206,344	2,284,602	1,921,742

a)
The conversion price per share equal to the lower of:
i.
100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion date;
ii.
70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

b)
The conversion price is a range of $0.0025-$0.0078.

c)
The conversion price equal to 50% of the lowest closing bid price of the Company’s common stock in the 20-25 trading days prior to the conversion.

d)
The conversion price of $0.0005.

During the nine months ended September 30, 2016, the Company received net proceeds from convertible debentures of $2,251,508.

During the nine months ended September 30, 2016, $213,255 of convertible debentures were settled by issuing 423,669,721 shares of common stock of the Company.

During the nine months ended September 30, 2016, the Company incurred $129,830 in transaction costs in connection with the issuance of the convertible debentures.

As of September 30, 2016, the Company had debt issuance costs of $346,343 (December 31, 2015: $200,855).

At September 30, 2016, convertible debentures with the principal amount of $4,206,344 have a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2016 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 30, 2016
(Expressed in US dollars)

11.  SUBSEQUENT EVENTS

a)
Subsequent to September 30, 2016 the Company issued 56,000,000 shares of common stock in connection with conversion of convertible notes in the amount of $55,150, issued 12,240,000 shares of common stock for placement agent fees, and issued 25,406,910 shares of common stock in connection with conversion of 110 shares of Series A preferred stock.

b)
The Company entered into a Securities Purchase Agreement, dated October 7, 2016 (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,615,000 of convertible notes, payable in four tranches (the “Alpha Notes”). The first tranche of $465,000 was funded on October 7, 2016 (the “Initial Closing Date”) and the second, third, and fourth tranches of $375,000 each will be funded, respectively, during the first week of each of November 2016, December 2016, and January 2017 (the subsequent closing dates and, with the Initial Closing Date, each a “Closing”).

Pursuant to the Alpha SPA, the Company also issued warrants to Alpha Capital to purchase up to a number of shares of the Company’s common stock (“Common Stock”) equal to the purchase price of the Alpha Notes divided by the conversion price in effect as of the date of Closing (the “Alpha Warrant”). The conversion price as of the Initial Closing Date was $0.0025, and therefore warrants to purchase 186,000,000 shares of the Company’s common stock were issued to Alpha Capital. The Alpha Warrants’ per share exercise price of $0.0030 is equivalent to 120% of the conversion price. The Alpha Notes have a beneficial ownership limitation such that Alpha Capital can never own more than 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Alpha Notes.

For its services as a placement agent for this transaction, Palladium Capital Advisors, LLC (“Palladium”) shall receive compensation of 4% of the aggregate purchase price paid in each Closing, payable in shares of Common Stock equal to 4% of the Alpha Warrant, or 7,440,000 shares of Common Stock.

The Company is using a portion of the proceeds of each Closing to purchase Series A Convertible Participating Preferred Stock of a private entity named Hang With, Inc. (“Hang With”). Alpha Capital is currently Hang With’s majority owner. On October 7, 2016, the Company entered into a Securities Purchase Agreement with Hang With (the “Hang With SPA”) to buy up to 330,397 shares of Hang With’s Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for $750,000. On the Initial Closing Date, the Company paid $225,000 and received 99,118 shares of Preferred Stock. The Company will pay Hang With $175,000 on each of the subsequent three Closings. In connection with entering into the Hang With SPA, the Company and Hang With entered into a Software License Agreement (the “License Agreement”) in which Hang With is licensing the intellectual property of its apps to the Company. As part of the Hang With SPA and as compensation for the Company entering into the License Agreement and the future development agreement, Hang With, in addition to issuing 154,185 shares of Preferred Stock on the Initial Closing Date, issued 100,000 shares of its common stock to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 Results of Operations

For the three months ended September 30, 2016 compared to 2015

Revenues

The Company had revenue of $5,915 and $34,770 during the three months ended September 30, 2016 and 2015, respectively. The decrease in revenue during the three months ended September 30, 2016 was due to lower subscription fees as the Company focuses on increasing the user base.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $218,127and $197,641 for the three months ended September 30, 2016 and 2015, respectively.

Product Development Expenses

Product development expenses were incurred in the amount of $80,386 and $32,927 during the three months ended September 30, 2016 and 2015, respectively. The increase was primarily due to Android development.

Financing Expenses

During the three months ended September 30, 2016, financing costs increased to $38,067 as compared to $17,031 at September 30, 2015. The increase was due to additional convertible debentures issued.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $606,515 and $38,799 during the three months ended September 30, 2016 and 2015, respectively. The increase was primarily due to celebrity advertising and increased investor relations expenses.

Net Loss

The Company had a net loss for the three months ended September 30, 2016 of $1,364,074 as compared to a net loss of $711,526 for the three months ended September 30, 2015. The increase in net loss income was due primarily to increased sales and marketing and product development expenses.

For the nine months ended September 30, 2016 compared to 2015

Revenues

The Company had revenue of $24,495 and $120,028 during the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenue during the nine month period ended September 30, 2016 was primarily due to lower subscription fees as the Company focuses on increasing the user base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $678,850 and $684,100 for the nine months ended September 30, 2016 and 2015, respectively.

Product development expenses

Product development expenses were incurred in the amount of $239,620 and $77,622 during the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to Android development.

Financing Expenses

During the nine months ended September 30, 2016, financing costs increased to $113,525 as compared to $95,245 at September 30, 2015. The increase was primarily due to additional convertible debentures issued.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $1,379,116 and $187,833 during the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to advertising with the use of celebrities and increased investor relations expenses.

Net Loss

The comparable net loss for the nine months ended September 30, 2016 was $4,226,402 as compared to the net loss of $2,228,601 for the nine months ended September 30, 2015. This increased net loss was due primarily to increased sales and marketing and accretion and interest expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Current Assets	$375,838	$222,480
Current Liabilities	3,541,542	1,683,234
Working Capital (Deficiency)	$(3,165,704)	$(1,460,754)

Current assets for the quarter ended September 30, 2016 increased compared to December 31, 2015 primarily due to higher debt issue costs.

Current liabilities for the quarter ended September 30, 2016 increased compared to December 31, 2015 primarily due to higher accounts payable and higher convertible debentures.

Cash Flows

	Nine months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
Net Cash Provided by (Used in) Operating Activities	$(2,246,059)	$(954,758)
Net Cash Provided by (Used in) Investing Activities	-	$(35,000)
Net Cash Provided by (Used in) Financing Activities	2,251,508	1,311,395
Net Increase (Decrease) in Cash	$5,449	$321,637

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Cash Provided by (Used in) Operating Activities

Our cash used in operating activities of $2,246,059 for the nine month period ended September 30, 2016 consisted primarily of net loss of $4,226,402 offset by interest on promissory note of $182,064, accretion expense of $1,382,434, shares issued for services of $177,034, and an increase in accounts payable of $276,166.

Net Cash Provided by (Used in) Investing Activities

We did not use cash in investing activities for the nine month period ended September 30, 2016.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $2,251,508 for the nine month period ended September 30, 2016 consisted primarily of net proceeds from convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Going Concern

At September 30, 2016, we had an accumulated deficit of $11,691,403 and incurred a net loss of $4,226,402 for the nine month period ended September 30, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be consideredrelative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making canbe faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2016, the Company issued 423,669,721 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10). The shares were issued as follows; January 13, 2016: 4,658,385, January 14, 2016: 21,500,000, March 11, 2016: 25,000,000, April 19, 2016: 29,000,000, April 28, 2016: 20,000,000, May 2, 2016: 3,000,000, May 3, 2016: 28,917,560, May 6, 2016: 13,937,320, May 10, 2016: 20,000,000, May 23,2016: 30,000,000, June 3, 2016: 26,105,956, June 20, 2016: 39,000,000, June 21, 2016: 10,000,000, July 1, 2016: 20,261,620, July 25, 2016: 57,000,000, August 15, 2016: 25,000,000, and September 19, 2016: 50,288,880.

During the nine months ended September 30, 2016, the Company issued 43,785,714 shares of common stock to consultants in exchange for investor relations and advertising services. The shares were issued as follows; March 8, 2016: 17,000,000, June 3, 2016: 1,785,714, and August 17, 2016: 25,000,000.

During the nine months ended September 30, 2016, the Company issued 62,114,357 shares of common stock to various Series A preferred stockholders on conversion of 395 preferred shares. The shares were issued as follows; January 6, 2016: 6,222,235, April 21, 2016: 15,999,627, April 28, 2016: 10,707,815, and August 4, 2016: 29,184,680.

During the nine months ended September 30, 2016, the Company issued 26,993,902 shares of common stock to various warrant holders for exercise of the warrants. The shares were issued as follows; May 17, 2016: 12,493,902, May 26, 2016: 4,500,000, and June 16, 2016: 10,000,000.

The issuance of the above securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.  EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+
Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FRIENDABLE, INC.

Date: November 15, 2016	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 15, 2016	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)