Form 10-K
period 2016-12-31
Friendable, Inc.
filed 2017-04-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52917

FRIENDABLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0546715
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1821 S Bascom Ave., Suite 353, Campbell, California 95008

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code	(855) 473-7473

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	N/A

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
Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $6,774,118, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2016 of $0.012  per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2017, there were 1,557,092,583 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: None.

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

As used in this report, the terms “we”, “us”, “our”, “our company,” “Friendable” and “the Company” mean Friendable, Inc. unless the context clearly indicates otherwise.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in the State of Nevada on June 5, 2007. Effective June 15, 2011, we completed a merger with our subsidiary, Titan Iron Ore Corp., a Nevada corporation, which was incorporated solely to effect a change in our name to “Titan Iron Ore Corp.”

As of December 31, 2013, Titan Iron Ore Corp. was a mineral exploration company. Due to our inability to raise capital to further develop mining claims and pursue mineral exploration, we decided to exit the mining business and look for other opportunities.

On February 3, 2014, we completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the transaction, the former Friendable stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

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

On October 26, 2015, the Company issued a press release announcing that FINRA had approved a change to our trading symbol for our common stock which is quoted on the OTC Pink marketplace. Effective October 27, 2015 our trading symbol was changed from “HKUP” to “FDBL”. This change was made in conjunction with the Company’s filing of a Certificate of Amendment on September 28, 2015 to its Articles of Incorporation changing the name of the Company from “iHookup Social, Inc.” to “Friendable, Inc.” The company had previously announced a re-branding our app from "iHookup Social" to "Friendable". As a result, the Company desired to change its name to match the rebranding so as to be more specific to the Company’s core values and its products/services, creating a more recognizable brand that creates less confusion.

Who We Are

The Company is a mobile-social technology company focused on connecting and engaging users through two distinct applications that expand beyond today’s limitations: Friendable and Fan Pass.

The Company’s first product is the Friendable app, a mobile social application for mobile devices where users can create one-on-one or group-style meet-ups for food, drinks, live music, or any other occasion. Since its inception in 2013, Friendable has generated more than 1 million downloads, 700,000 registered users, and 580,000 user profiles, and has been featured in popular music videos such as the 2016 hit “Ain’t Your Mama” by singer Jennifer Lopez (over 390 million views on YouTube). We seek to expand the application’s current user base while continuously updating functionalities to best enhance the user experience.

In 2017, the Company intends to release Fan Pass, a live streaming video application where fans can watch exclusive back-stage and uncensored video content from their favorite performing artists and celebrities. The Company is currently establishing partnerships with prominent artists including Austin Mahone, Meghan Trainor, Fetty Wap, and more. Through these celebrity partnerships, the Company believes Fan Pass will convert immense, built-in fan bases into the application’s initial viewership base, making quick and large scalability a real option.

ITEM 1. BUSINESS - continued

Mobile Applications

Introduction

The Friendable Mobile Application:

Friendable is a "friends-first" approach to making new connections. Unlike platforms like Facebook and Instagram where users post what they did in the past, Friendable is focused on living in the present and looking forward to the future:

■
Friendable is a mobile application where users can create meet-up events that can be shared to one person or multiple individuals.
■
Users can select which type of event they would like to create or attend, separated by categories like “Food,” “Movies,” and more.
■
Users with similar interests and locations will be matched together, and will then be able to chat with one another to coordinate a meet-up time and place.
■
Users can look up current events and send gifts to other users.
■
Users can friend other users to meet-up again, creating a social network of goers and adventurers.

As of April 2017, Friendable has been downloaded over 1 million times across iOS and Android.

“Everything Starts with Friendship.”

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

The Fan Pass Live Application (Development Project)

Fan Pass will be an online, mobile-based, video application that the Company believes will empower artists, musicians, athletes, and celebrities to deliver live, exclusive video content to their fan bases. It will be available on both iOS and Android operating systems, and fans will be able to view content on the personal channels of their favorite stars. To access these Fan Pass channels, viewers will pay a small monthly subscription fee; additionally, fans have the option of subscribing to an individual channel for a smaller fee. Examples of content may include:

ITEM 1. BUSINESS - continued

■
Backstage access before, during or after an event
■
Recording studio sessions
■
Behind-the-scenes looks on music video, film, or photoshoot sets
■
On-set makeup or wardrobe trailers
■
Special interviews or one-on-one video sessions with celebrities
■
Daily looks into the lives of celebrities, artists, and stars
■
…and more VIP exclusive content

In addition, fans will be able to chat with other fans before, during, and after the live stream; view older, archived live videos; and subscribe to an individual broadcast instead of a channel. We believe that, especially for a large event like a music festival or concert, the option for fans to briefly purchase a broadcast or view an older broadcast increases the likelihood of added subscriptions.

For artists, Fan Pass will offer several levels of revenue-sharing with them and their agencies. Each artist will be asked to market their Fan Pass channel to their social followers and fans, ultimately generating subscription revenue for the Company. The revenue-sharing ecosystem is designed to help celebrities monetize their fans and followers at fairer rates compared to other video streaming applications; Fan Pass will be able to be used in conjunction with other video applications to bolster their income. Lastly, Fan Pass will offer video production and recording services for artists if they do not want to record their own streams.

“Empowering artists everywhere to deliver live, exclusive video content.”

Marketing

We market our applications utilizing a variety of online and offline marketing activities.

The Company believes various marketing initiatives will combine celebrity driven outreach to social media followers and fans, specialized content, digital marketing, and live event marketing to optimize market reach.

Fan Pass Celebrity Marketing: Celebrity partners will utilize social media, music videos, live events and existing fan marketing to market Fan Pass Live and Friendable app.

Friendable Event Marketing: The Friendable, Inc. marketing / business development team will market the application at live events around music video releases, concerts, private events, promotional events, and other festivities. In addition, video and photography crews will take pictures and videos at events for public relations and social media.

Digital Marketing: The Company will utilize digital marketing avenues such as: celebrity direct-to-fan; digital ad campaigns on social media and search engines; search engine optimization; and other digital marketing initiatives that will utilize celebrity and user generated content for maximum market reach.

Friendable, Inc. has ambitious plans to launch a strategic marketing plan following the company’s ability to achieve a minimum of $3 million in funding. The Company intends to utilize online and offline avenues to reach its target markets and position its applications atop the marketplace.

The Company will utilize online marketing channels such as Google and social media marketing, display advertising, and online publications. The Company will continually track cost of user acquisition, the lifetime value of each customer, and ROI of all marketing expenditures to reduce expenses and increase overall profit margins.

The Company will also utilize offline marketing tactics. While older generations may still exude a level of reluctance to forming friendships online, Millennials in particular are much more comfortable and likely to seek out new friendships online. Thus, marketing efforts will include the creation of a promotions team that will generate visibility for Friendable and Fan Pass by promoting the brand at venues and events that are popular spots for Millennials to socialize. These places will include fairs, bars, pubs, popular restaurants, concerts, and college campuses. And many of these locations will also benefit Fan Pass through cross-promotional opportunities.

ITEM 1. BUSINESS - continued

In addition, partnerships with musicians, artists, athletes, and other celebrities will be incredibly important for generating increased visibility and growing the Fan Pass viewership by tapping into the celebrity’s built-in audience base and thereby gaining viewers virally. Celebrities will also be able to market the app on their personal social media accounts.

The creation of a business development team that will curate the Company’s internal and external growth goals, and traditional forms of advertising such as television and radio are also key avenues for Friendable and Fan Pass. The goal of using these channels is to create a platform for the long-term success and brand awareness of both social media applications. A matrix of the Company’s planned marketing channels is listed below:

Marketing Initiatives

Direct Marketing

Strategic Partnerships
Strategic partnerships will be important for both Friendable and Fan Pass. Friendable may seek to partner with particular event venues and locales to host sponsored Friendable events that will encourage use of the application and subsequently bring business to the hosts. Examples include a bar potentially hosting a special Friendable happy hour event or a theater venue holding a special screening for app users.

In the end, however, strategic partnerships will prove to be even more essential for the Fan Pass brand. Fan Pass aims to partner with artists, musicians, actors, and other content creators to create exclusive content and tap into their audience bases. To do so, Fan Pass must accurately convey to each target partner the benefits of partnering with the Company. The primary benefits of partnering with Fan Pass include larger and additional amounts of revenue gained through using the app versus using competitors’ apps. Currently, notable celebrity partners to the Company have included Jennifer Lopez, Usher, Britney Spears, Austin Mahone, Fetty Wap, and more. These celebrities will also help market the Fan Pass application through social media, live events, promotions, and other occasions.

In addition, the Company will partner with fellow businesses – including talent agencies and big name brands - to cross-promote each other’s products or services. The Company will inform potential business partners of the mutual benefits of sponsoring Fan Pass, from product placement at live events, radio and print participation, web site placement, co-branded merchant giveaways, and access to a specific target demographic through Fan Pass’s celebrities. Current business partners include notable talent agencies.

Business Development Team
To better form partnerships with other companies and celebrities, Friendable and Fan Pass intends to employ an experienced business development team that focuses entirely on promotion and getting potential partners onboard. The business development team’s responsibilities include attending meetings between potential partners and creating a viable presentation that accurately and efficiently promotes the brand and value proposition. The team will also oversee the effective curation of marketing and advertising initiatives, all with the goal of implementing initiatives that are capable of delivering the maximum impact possible.

ITEM 1. BUSINESS - continued

Events and Promotions Team
Friendable and Fan Pass will host special events and promotions with the goal of increasing brand awareness and creatively presenting their many features and functions available via both platforms to the public. The Company will be able to showcase its overall mission and vision. An important step is for promoters to be sent out to wherever people are hanging out using both apps including bars, clubs, sports games, festivals, fairs, concerts, and college campuses among other possibilities. These events will include giveaways and may even feature celebrities attending. The Company will record video and take photos of their presence at these events to be used as future promotional tools.

Digital Marketing

E-mail Lists
The Company will also secure a comprehensive database of user contact information and general preferences during the application registration process. Utilizing this extensive database, Fan Pass and Friendable will be able implement a series of direct-email initiatives that will continue to engage current users, capture new customers, and drive the Company’s brand further.

Pay Per Click (PPC)
The Company’s market penetration strategy will include the use of paid traffic in the form of digital advertising. Digital advertising is a highly effective marketing technique, and will help the Company reach potential users, business partners, and other opportunities for its platform.

■
Friendable will advertise on Google using Google AdWords and banner advertisements on third party websites, bidding to gain higher ad placement at the top of search engine results pages.

■
Initially, the Company will study the search engine marketing terms of its competitors.

■
Friendable will then take the successful terms and use them for its own advertising.

As the Company learns more about its users and the life-time-value of each type of user, the Company will expand its search engine marketing to a larger selection of keywords. These keywords will include relevant phases such as “friendship apps,” “looking for friends,” “where to find friends,” and more. With regards to Fan Pass, key phrases could be, “live video,” “live streaming application,” and “live video streaming.”

Search Engine Optimization (SEO)
The Company will utilize resources towards implementing an aggressive Search Engine Optimization (SEO) strategy.

■
Friendable will optimize the search engine rankings for keywords related to the Friendable and Fan Pass applications.
■
The Company will also focus on accumulating inbound links, instituting a blog, and establishing a social media presence with the goal of achieving a higher organic Google, Bing, and Yahoo search ranking.
■
The organic ranking earned by the Friendable website will bring authority to the Company as a leading, established industry leader and the company responsible for the go-to apps that men and women will use in order to find friends and events around them, and that gives them the option to simultaneously stream and produce live video content.

The Company will be strategic in the search engine keywords it optimizes for and will specifically focus on keywords that have low ranking difficulty and have high purchase intent.

ITEM 1. BUSINESS - continued

Social Media Marketing
Social media is one of the most affordable and personal marketing outlets available to mobile applications. Friendable will use social media outlets such as Facebook, Twitter, and Instagram to gain access to potential customers. The Company will utilize these platforms to post updates, news about upcoming events, and more.

Social Media Advertisements: Friendable will utilize Facebook and Instagram as a hub to introduce the Company’s brand to potential users. The Company will advertise on Facebook and Instagram on a Cost Per Install (CPI) basis. These ads will take potential users directly to the Friendable and Fan Pass app-store storefront or website.

Influencer Marketing: Friendable will engage with social media influencers – such as models, artists, actors, athletes and more - to promote to designated audience bases. Influencers on social media outlets like Instagram have large followings that can be easily marketed to. Friendable will work in tandem with important influencers that will broaden the Company’s market reach.

Social Media and Blog Posts: Posts on Friendable’s social media outlets or through the blog posts of partners will engage followers and new audiences.

Branding
The Fan Pass application will serve as a natural marketing tool, in the same manner as the Friendable application. Fan Pass will launch an application that will feature an engaging UI design that is both visually appealing and functional, and also capable of establishing strong brand identity.

■
Through the application, viewers can easily watch live or recorded videos, chat with other viewers, search for their favorite celebrity’s channel, and connect with other friends.
■
The app’s logo, color scheme, and font will be atheistically pleasing.
■
Navigation between each of the app’s functionalities will be seamless and quick.
■
Videos will be uploaded efficiently and with high quality.

Through these avenues, Fan Pass will create an easy-to-use live-streaming application that will generate consistent user interaction, and Friendable will continue to develop as a mobile-social platform.

Retargeting
Retargeting works by tracking online users who visit the Company website and continue to advertise to them through banner ads on external websites and search engines via Google AdWords and Analytics. The cost of behavioral retargeting is typically a fraction of traditional banner advertising. Assuming a conservative $5 cost per mille (CPM), Fan Pass and Friendable will show up to 10 impressions per retargeted user. This means that the Company will spend 5 cents per customer in behavioral retargeting costs, which is an affordable and effective marketing strategy.

Print and Media

Radio & Podcasts
Friendable and Fan Pass will potentially consider purchasing radio and podcast ads during broadcast hours and at stations that best target the desired audience.

■
Rather than advertising across all radio and podcast stations, costs can be minimized by advertising specifically at stations that target the youthful Millennial demographic and that consistently play musical content that is produced by artists that the Company has partnerships with.

■
Radio and podcast commercial production can be done cost-effectively, and provides flexibility to tailor the message to the right customer segment.

■
Radio also offers the opportunity to work closely with the appropriate stations to use unique promotions to build awareness and drive user acquisition.

Commercials
Utilizing targeted commercials that are geared specifically to be distributed online via successful channels and influencers provide Friendable with a powerful tool.

■
These commercials can be shared amongst friends if they like the content.

■
By focusing more on producing online commercials, the Company can better target consumers and not worry about network censorship, and can have more creative content such as slightly more offensive and humorous commercial campaigns. This is particularly oriented towards Fan Pass and it’s behind-the-scenes capabilities.

■
Commercials will feature Friendable and Fan Pass partnered celebrities, and other people that have used the applications.

ITEM 1. BUSINESS - continued

Print media & Other Publications
Friendable and Fan Pass will place ads in notable magazines that are popular with Millennials to promote its brand. The Company will also purchase ad space in sections of major US newspapers and relevant publications. Also, the Company will partner with online publications to increase mentions of the app throughout the blogosphere and written content space.

Revenue

The Friendable application generates revenue through advertisements on the application and sponsorships. Revenue will vary depending on the client in question.

The Company believes the Fan Pass application will generate revenue through five avenues:

■
advertising revenue from both live and archived videos
■
a monthly fee for all Fan Pass channels
■
an annual subscription fee for all Fan Pass channels
■
a one-time fee for an individual broadcast
■
Sales of merchandise, including t-shirts, hats, and more

The company's revenue model is to incorporate and derive revenue from subscription fees, in-app purchases (upgrades/coins purchased by users, using the app) as well as advertising/sponsorship, product placement and event based opportunities as user population density, overall user growth and active user sessions grow to support active page views that typically translate to various revenue streams.

Market Opportunity

Market Overview: Fan Pass

As the need for video streaming grows, so too, the Company believes, does the market opportunity for platforms like Fan Pass. Fan Pass will be a video streaming application that offers exclusive behind-the-scenes video access to celebrities. Consumers will pay a subscription fee to see videos of their favorite musicians at concerts, get a glimpse of their daily lives, or even interact with them. Viewings will include a look inside celebrity tour busses, rooms, private jets, and recording studio sessions, as well exclusive first interviews and back stage entry. Fan Pass aims to increase its market share and build viewership by allowing celebrities to monetize their respective fan-bases through exclusive video features.

ITEM 1. BUSINESS - continued

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

Development Update

We had several releases approved by Apple in 2016 for each of the companies IOS applications.  In addition, we developed and launched a new version of our Friendable application for Android devices on Google Play! These applications are heavily connected to a cloud based server application. The overall server architecture and infrastructure was upgraded and the underlying code was heavily optimized and updated as well. Here is a summary of the development features that were accomplished in 2016:

1.
Developed semi-automated production and development environments for the friendable server code in order to manage new code pushes and auto scaling servers. This allows the Company to easily test new features in a development environment, and then push successful code to all of our production servers at the push of a button.

2.
Heavily optimized server code in an effort to handle large traffic spikes generated by celebrity marketing campaigns. After a small hiccup on the first celebrity event, the optimized code was successfully able to handle the much larger server loads associated with the other celebrity events without any issues.

3.
Several updates were completed throughout the year to all of our applications, making the them compatible with the latest IOS and Android operating system releases, bettering the user experience, and fixing bugs.

4.
In 2016, the Company designed and began development of its brand new application – Fan Pass Live.

Fan Pass Live Feature Set (currently in development):

1. Broadcasting
Description
A broadcaster can utilize the app to create a live video stream that their subscribers can access. A user will be granted broadcast privileges by Friendable through a backend admin system. Once a user is given broadcast privileges they will receive a notification through the mobile app, and the broadcast UI features will be enabled. The Friendable admin team can grant or remove broadcasting privileges for any user at any time.

2. Child Broadcasters
Description
Child Broadcasters are a special subclass of broadcaster with limited broadcasting privileges. A user can be designated as a child broadcaster of another full-privilege broadcaster. A child broadcaster can only broadcast when their parent has started a broadcast. Their broadcast will show up as a subview of the parent’s broadcast.

3. Viewing

Description
Viewing content is the primary action of general users on the platform. A viewer will be able to subscribe to broadcasters to watch their videos. Secondary actions of the viewer will be engagement by liking content and participating in chat during a live broadcast.

ITEM 1. BUSINESS - continued

4. Subscription
Description
Users can subscribe to their favorite Broadcaster’s (Artist’s) channel where, for a fee they can view all live and archived broadcasts.

5. Single Video Purchase

Description
Users can purchase specific broadcasts from a Broadcaster’s (Artist’s) channel if they are not subscribed already.
6. Chat
Description
Viewers can participate in a public chat room of other viewers who are watching the same live broadcast as them. The broadcaster can view what they have been saying to one another, but cannot chat, rather they are expected to reply directly through their video. A user is also able to flag other users and/or block them from their feed.

7. Home

8. Search

9. User Account & Settings

Viewer Dashboard
Dashboard displays an easy way for the user to access the Channels, Search, and
Settings sections. In the Discovery listings the user will quickly be able to see who is currently Live and who has scheduled an Upcoming broadcast. When a user selects a broadcast that they haven’t purchased a subscription to they will see the Channel Details screen. If the user has subscribed to a channel and they select their broadcast, they will be taken to the Watch Broadcast screen. In the Search section, the user is able to search for a specific channel. In the search results they will be able to see a list of channels of which they can look into their details. In the user’s Settings screen, they are able to access their Profile, Inbox, where data is being pulled from and an option to Logout.

Employees and Key Consultants

The Company has three full time employees, one part time employee and a variety of partners that serve in various consulting capacities based on the Company’s specific needs.

Available information

Our website address is www.friendable.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this annual report in considering our business and prospects. The risks and uncertainties below may not be the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of these risks actually occur, or others not specified below, the business, financial condition, operating results and prospects of the Company could be materially and adversely affected.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

The size of the user base and the users’ level of engagement are critical to our success. The financial performance has been and will continue to be significantly determined by success in growing the number of users and increasing their overall level of engagement on the platform as well as the number of ad engagements. We generate a substantial majority of our revenue based upon the number of downloads, migration to subscription accounts and engagement by the users with the ads that we display. If people do not perceive the services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with the platform and the ads that we display. There is no guarantee that we will be successful in attracting more users or not suffer erosion of the user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

●	users engage with other products, services or activities as an alternative;

●	influential users, such as celebrities, athletes, journalists and brands or certain age demographics conclude that an alternative product or service is more relevant;

●	we are unable to convince potential new users of the value and usefulness of its products and services;

●	there is a decrease in the perceived quality of the content generated by our platform;

●	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;

●	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience;

●	we are unable to present users with content that is interesting, useful and relevant to them;

●	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;

●	there are user concerns related to privacy and communication, safety, security or other factors;

●	we become subject to hostile or inappropriate usage on our platform;

●
there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

●	we fail to provide adequate customer service to users; or

●	we do not maintain our brand image or its reputation is damaged.

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

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

ITEM 1A. RISK FACTORS - continued

●	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;

●	the amount, quality and timeliness of content generated by our users;

●	the timing and market acceptance of our products and services;

●	the adoption of our products and services internationally;

●	its ability, and the ability of our competitors, to develop new products and services and enhancements to existing products and services;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with platform partners that integrate with our platform;

●
changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	government action regulating competition;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

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

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

●	the size and composition of our user base relative to those of our competitors;

●	our ad targeting capabilities, and those of our competitors;

●	the timing and market acceptance of our advertising services, and those of our competitors;

●	our marketing and selling efforts, and those of our competitors;

●	the pricing for our products relative to the advertising products and services of our competitors;

●	the return our advertisers receive from their advertising services, compared to those of our competitors; and

●	our reputation and the strength of our brand relative to our competitors.

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

We have developed a mobile app for public self-expression and meeting people in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. People who are not our users may not understand the value of our products and services and new users may initially find our products confusing.  Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business

We have a limited operating history, and only began to generate revenue in 2013 which makes it difficult to effectively assess our future prospects or forecast future results. We encounter or may encounter many risks in this developing and rapidly evolving market. These risks and challenges include its ability to, among other things:

●	increase its number of users and user engagement;

●	successfully expand our business;

●	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

●	convince advertisers of the benefits of our products compared to alternative forms of advertising;

●	develop and deploy new features, products and services;

●
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, its industry, or duplicate the features of our products and services;

●	attract, retain and motivate talented employees, particularly engineers, designers and product managers;

●	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;

●	continue to earn and preserve its users’ trust, including with respect to their private personal information; and

●	defending ourselves against litigation, regulatory, intellectual property, privacy or other claims.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Risks Related to Our Company

Messrs. Dean and Robert Rositano, Jr., as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

-Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 94.5% of our Series A preferred stock. As of April 13, 2017, the following entities and individuals own the following shares of our Series A preferred stock:

●	Messrs. Dean and Robert Rositano each own 2,256 shares;

●	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 15,581 shares;

●
Checkmate Mobile, Inc., a Delaware corporation, owns 290 shares - Messrs. Dean and Robert Rositano are 9.0% and 9.0%  stockholders respectively and serve as officers and directors of CheckMate Mobile, Inc.

ITEM 1A. RISK FACTORS - continued

The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to the Company, which could adversely affect the market price of our securities.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2016 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

As of December 31, 2016, our articles of incorporation authorize the issuance of up to 10,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1A. RISK FACTORS - continued

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

Our common stock is traded on the OTC Pink marketplace and historically has had a low average daily trading price relative to many other stocks. Thinly traded stocks can have more price volatility than stocks trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded, and can limit an investor’s ability to quickly sell blocks of stock. If there continues to be low average daily trading volume or price in our common stock investors may be unable to quickly liquidate their investments or at prices investors consider to be adequate.

Because our common stock is quoted and traded on the OTC Pink marketplace, short selling could increase the volatility of our stock price.

ITEM 1A. RISK FACTORS - continued

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC Pink marketplace or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

During the year ended December 31, 2016, we received $3,496,442 in convertible note financing. During the quarter ended March 31, 2017, we received $691,750 in convertible note financing. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Offices

Our executive offices are located at 1821 S. Bascom Ave Ste 353, Campbell, California 95008, and at 1735 East Fort Lowell Road, Suite 9, Tucson, Arizona 85719. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol “FDBL”.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Pink marketplace. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2016	$0.0045	$0.0013
September 30, 2016	$0.013	$0.0033
June 30, 2016	$0.0334	$0.0036
March 31, 2016	$0.0065	$0.0029
December 31, 2015	$0.0106	$0.002
September 30, 2015	$0.0127	$0.0059
June 30, 2015	$0.0131	$0.0008
March 31, 2015	$0.400	$0.0051

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

(b)
Holders of Our Common Stock

As of April 13, 2017 there were 47 registered holders of record of our common stock. As of such date, 1,557,092,583 shares of our common stock were issued and outstanding.

(c)
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

(d)
Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 1,649 shares of our common stock are available for issuance under the stock option plan.

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

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Recent Sales of Unregistered Securities

Except as provided below, all unregistered sales of our securities were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fourth quarter of the year ended December 31, 2016, $163,200 of convertible debentures were settled by issuing 228,400,000 shares of common stock of the Company. The notes were converted at an average price per share of $0.00071.

During the fourth quarter of the year ended December 31, 2016, the Company issued 21,680,000 shares of common stock to consultants in exchange for investor relations and advertising services. The shares were issued as follows: 7,440,000 on October 24, 2016, 4,800,000 on October 28, 2016, and 9,440,000 on December 22, 2016.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

During the fourth quarter of the year ended December 31, 2016, the Company issued 42,410,587 shares of common stock to various Series A preferred stockholders on conversion of 115 preferred shares. The shares were issued as follows: 25,406,910 on October 25, 2016 and 17,003,677 on November 5, 2016.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Our cash as of December 31, 2016 was $119,804. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the period from inception (December 4, 2013) to December 31, 2016 we incurred a net loss of $13,500,287. For the year ended December 31, 2016, our net loss was $6,113,239.

Our operating expenses for our fiscal years ended December 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUES	$28,884	$151,191

OPERATING EXPENSES
Accretion and interest expense	$2,073,893	$1,416,715
App hosting (Note 10)	492,487	382,330
Commissions	8,635	45,357
General and administrative (Note 10)	887,345	881,539
Financing costs	549	29,261
Product development (Note 10)	493,917	249,221
Sales and marketing	1,527,366	228,880

TOTAL OPERATING EXPENSES	5,484,192	3,233,303

LOSS FROM OPERATIONS	(5,455,308)	(3,080,112)

OTHER EXPENSES
Loss on investment (Note 12)	(575,000)	-
Loss on settlement agreement (Note 13)	(82,931)	-
Gain -on extinguishment of debt	-	5,096

NET LOSS AND COMPREHENSIVE LOSS	$(6,113,239)	$(3,077,016)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	571,100,443	96,575,512

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues

Revenues for the year ended December 31, 2016 decreased $122,307 (81%) to $28,884 as compared to $151,191 for the year ended December 31, 2015. This decrease was primarily due to the Company’s decision to focus on what management believes is a much broader market of “Social Networking – Friendship Meetups” and the re-branding of the application to “Friendable”. As user acquisition remains the Company’s main driver the the Friendable mobile app, subscription based services are now offered for free, encouraging user adoption and frequency of use.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and the December 31, 2015 were $5,484,192 and $3,233,303 respectively. The increase was primarily related to increased marketing initiatives, celebrity related promotions, technology, mobile application development, and server infrastructure scaling.

Net Loss

Our operating results have recognized net loss in the amount of $6,113,239 for the year ended December 31, 2016 as compared to a net loss of $3,077,016 for the year ended December 31, 2015. The increase was primarily related to the increase in operating expenses as well as the Company’s strategic investment in Hang With, Inc.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015
	(audited)	(audited)
Current Assets	$127,776	$21,625
Current Liabilities	$3,732,596	$1,683,234
Working Capital Deficiency	$(3,604,820)	$(1,661,609)

As of December 31, 2016, current assets consisted primarily of cash $119,804. As of December 31, 2015, current assets consisted primarily of cash of $15,880. The increase is primarily related to the issuance of convertible notes.

As of December 31, 2016, current liabilities consisted primarily of accounts payable of $1,554,350 and convertible notes of $2,171,923. As of December 31, 2015, current liabilities consisted primarily of accounts payable of $1,183,169 and convertible notes of $493,742. The increase is primarily related to the issuance of convertible notes.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows
	Year Ended	Year Ended
	December 31, 2016	December 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(2,817,518)	$(1,279,345)
Net Cash Provided by (Used in) Investing Activities	(575,000)	(35,000)
Net Cash Provided by (Used in) Financing Activities	3,496,442	1,331,170
Net Increase (Decrease) in Cash	$103,924	$16,825

Operating Activities

Cash provided by operating activities

The Company lost $2,817,518 in cash from operating activities for the year ended December 31, 2016 as compared to a loss of $1,279,345 for the year ended December 31, 2015. This increased cash loss used in operating activities is primarily attributed to increased marketing initiatives, celebrity related promotions, technology, mobile application development, and server infrastructure scaling.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash used in investing activities

Investing activities for the year ended December 31, 2016 used $575,000 as compared to using $35,000 of cash for the year ended December 31, 2015. The increase in cash used is attributable to the Company’s investment in Hang With, Inc.

Cash provided by financing activities

Financing activities for the year ended December 31, 2016 generated cash of $3,496,442 as compared to generating $1,331,170 of cash for the year ended December 31, 2015. This increase in cash provided from financing activities is mostly attributed to the Company and its current lenders desire to fund certain transactions related to the Company’s celebrity marketing activities, general awareness and strategic investment in Hang With, Inc.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2016.

Hang With Transaction

The Company entered into a Securities Purchase Agreement, dated October 7, 2016 (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,615,000 of convertible notes, payable in four tranches (the “Alpha Notes”). The first tranche of $465,000 was funded on October 7, 2016 (the “Initial Closing Date”) and the second, third, and fourth tranches of $375,000 were funded, respectively, during the first week of each of November 2016, December 2016, and January 2017 (the subsequent closing dates and, with the Initial Closing Date, each a “Closing”).

The Company used a portion of the proceeds of each Closing to purchase Series A Convertible Participating Preferred Stock of a private entity named Hang With, Inc. (“Hang With”). Alpha Capital is currently Hang With’s majority shareholder. On October 7, 2016, the Company entered into a Securities Purchase Agreement with Hang With (the “Hang With SPA”) to buy up to 330,397 shares of Hang With’s Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for $750,000. On the Initial Closing Date, the Company paid $225,000 and was to receive 99,118 shares of Preferred Stock. The Company paid Hang With $175,000 on each of the subsequent three Closings. In connection with entering into the Hang With SPA, the Company and Hang With entered into a Software License Agreement (the “License Agreement”) in which Hang With is licensing the intellectual property of the Hang With apps to the Company. As part of the Hang With SPA and as compensation for the Company entering into the License Agreement and the future development agreement, Hang With was to issue 154,185 shares of Preferred Stock on the Initial Closing Date and was to issue 100,000 shares of its common stock to the Company. As of April 13, 2017 none of the shares have been issued.

Prior to the November 2016 Closing, the Company and Alpha Capital agreed that Alpha Capital would fund $295,000 in the November 2016 Closing rather than $375,000. After Alpha Capital made such payment, Coventry Enterprises, LLC (“Coventry) funded $80,000 as part of the November 2016 Closing.

On December 2, 2016, the Company and Alpha Capital entered into an Agreement (the “Agreement”) to amend certain portions of the Alpha SPA such Alpha Capital paid only $295,000 to the Company during each of the December 2016 and January 2017 Closings. On December 2, 2016, Coventry signed a Funding Commitment Letter (the “Letter”) such that Coventry paid, not including fees payable by the Company to Coventry, $80,000 to the Company during each of the December 2016 and January 2017 Closings.

In addition to the License Agreement, the Company and Hang With were to enter into a development agreement for Hang With to help develop the Company’s apps. Although the parties never entered into a development agreement, a development schedule was established to develop what the Company calls its Fan Pass Live application or platform.

The Company attributed much of the value of Hang With to Hang With management’s representation that, in the history of its own apps, it had 8 million users (as publicized by Hang With prior to September 2016) and a range of monthly active users (MAU’s) that were, at a minimum, in the tens of thousands. Hang With believed, prior to the Hang With SPA being signed, that, with the Company’s investment, the monthly active users would be at the higher end of the range within a short period of time. Based on these representations by Hang With’s management, the Company believed that it could specifically market its own apps to the total historical users and the minimum monthly active users of the Hang With user base.

The Company believes that, after the November 2016 Closing, the Hang With app was removed for a period of time from the app stores on which it appeared and that the app was shut down for a period of time. At this point, Hang With effectively had zero monthly active users. In addition, the Company was not able to utilize Hang With’s technology in the Friendable app as was contemplated by the License Agreement due to Hang With’s technology being, in the Company’s view, out of date. The Company was required to purchase additional third party licenses of off-the-shelf technology and SDKs to proceed with its co-development efforts. Thereby developing its own platform for live streaming outside of the originally licensed Hang With technology.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company brought these matters to the attention of Hang With’s management in March 2017. Subsequently, Hang With halted the work it had been doing in connection with the Fan Pass app. In conjunction with the Hang With development halt in March 2017, the Company has released its Fan Pass Live application developers from doing any further work on the app. The Company is unable to proceed with its effort to complete the Fan Pass Live application or produce a beta release until an agreement with Hang With is reached. The Company is currently seeking to negotiate a settlement with Hang With regarding the Company’s claims against Hang With.

Going Concern

At December 31, 2016, we had an accumulated deficit of $13,500,287 and incurred a net loss of $6,113,239.  We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the dating app industry or new business opportunities. We are considered a development stage company in the dating app industry. As of December 31, 2016, there is no assurance that we will be able raise sufficient capital to sustain our operations.We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2016.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2016.

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

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at December 31, 2016, we have not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2016 and December 31, 2015, we have no items that represent other comprehensive loss and, therefore, have not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 3,075 as of December 31, 2016.

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

Off-Balance Sheet Arrangements

We do not have any off -balance sheet arrangements

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART I - FINANCIAL INFORMATION

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Friendable, Inc.

We have audited the accompanying consolidated balance sheets of Friendable, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendable, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for debt issuance costs in the years ended December 31, 2016 and 2015 due to the adoption of ASU No. 2015-03.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

 April 17, 2017

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2016	December 31, 2015

Current assets
Cash	$119,804	$15,880
Accounts receivable	1,009	3,848
Prepaid expenses	6,963	1,897
Total current assets	127,776	21,625

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$162,776	$56,625

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$1,554,350	$1,183,169
Convertible debentures short-term (Note 10)	2,171,923	493,742
Deferred revenue	6,323	6,323
Total current liabilities	3,732,596	1,683,234

Convertible debentures long-term (Note 10)	218,964	45,731

Total liabilities	3,951,560	1,728,965

Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 14)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,655 (December 31, 2015 – 22,165) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 1,068,031,823 (December 31, 2015 – 218,977,542) shares issued and outstanding (Note 4)	106,803	21,898
Additional paid-in capital	9,609,198	5,697,308
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(13,500,287)	(7,387,048)
Total Stockholders' Deficit	(3,788,784)	(1,672,340)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,776	$56,625

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUES	$28,884	$151,191

OPERATING EXPENSES
Accretion and interest expense (Note 10)	$2,073,893	$1,416,715
App hosting (Note 8)	492,487	382,330
Commissions	8,635	45,357
General and administrative (Note 8)	887,345	881,539
Financing costs	549	29,261
Product development (Note 8)	493,917	249,221
Sales and marketing	1,527,366	228,880

TOTAL OPERATING EXPENSES	5,484,192	3,233,303

LOSS FROM OPERATIONS	(5,455,308)	(3,082,112)

OTHER EXPENSES
Loss on investment (Note 12)	(575,000)	-
Loss on settlement agreement (Note 13)	(82,931)	-
Gain on extinguishment of debt	-	5,096

NET LOSS AND COMPREHENSIVE LOSS	$(6,113,239)	$(3,077,016)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	571,100,443	96,575,512

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2014	8,802,940	$881	22,807	$2	$3,340,495	$(4,500)	$(4,310,032)	$(973,154)

Shares issued for services	1,150,000	115	—	—	6,325	—	—	6,440

Conversion of convertible notes (Note 10)	190,385,736	19,038	—	—	269,629	—	—	288,667

Conversion of preferred shares (Note 4)	18,638,866	1,864	(642)	—	(1,864)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,082,723	—	—	2,082,723

Net loss for the year	—	—	—	—	—	—	(3,077,016)	(3,077,016)

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,697,308	$(4,500)	$(7,387,048)	$(1,672,340)

Shares issued for services	65,465,714	6,547	—	—	231,545	—	—	238,092

Conversion of convertible notes (Note 10)	652,069,721	65,207	—	—	311,248	—	—	376,455

Conversion of preferred shares (Note 4)	104,524,944	10,452	(510)	—	(10,452)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,882,248	—	—	2,882,248

Exercise of warrants	26,993,902	2,699	—	—	(2,699)	—	—	—

Debt forgiveness (Note 8)	—	—	—	—	500,000	—	—	500,000

Net loss for the year	—	—	—	—	—	—	(6,113,239)	(6,113,239)

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(6,113,239)	$(3,077,016)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on promissory notes	272,859	64,129
Accretion expense	1,634,045	1,123,165
Gain on extinguishment of debt	-	(5,096)
Loss on investment	575,000	-
Shares issued for services	177,034	50,830
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	2,839	10,289
Increase in deferred revenue	-	(11,513)
Decrease (increase) in prepaid expenses	-	3,453
Increase in accounts payable	633,944	562,414
Net Cash Used in Operating Activities	(2,817,518)	(1,279,345)

Cash Flows from Investing Activities:
Acquisition of Intangible Assets	-	(35,000)
Purchase of investment in Hang With	(575,000)	-
Net Cash Provided by (Used in) Investing Activities	(575,000)	(35,000)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	3,496,442	1,331,170
Net Cash Provided by Financing Activities	3,496,442	1,331,170

Net Increase in Cash	103,924	16,825

Cash – Beginning	15,880	(945)

Cash – Ending	$119,804	$15,880

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Items:
Convertible debentures issued to extinguish promissory notes	-	261,425
Shares issued for conversion of debt (net)	$376,455	$288,688

Cash consists of:
Cash	$119,804	$15,880

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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

The Merger was regarded as a reverse recapitalization whereby iHookup-DE was considered to be the accounting acquirer as its stockholders retained control of the Company after the Merger. On February 3, 2014, the Merger was completed and as a result, iHookup-DE acquired the net liabilities of the Company.

As a result of the Merger, the Company ceased its prior operations and its business became the development and dissemination of a “proximity based” mobile-social media application that facilitates connections between people, utilizing the intelligence of global positioning system and localized recommendations.

On September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Company from “iHookup Social, Inc.” to “Friendable, Inc.”. On October 27, 2015, the Company’s trading symbol on the OTC Pink marketplace was changed from “HKUP” to “FDBL”. This change was made in conjunction with the re-branding of the Company’s app from "iHookup Social" to "Friendable".

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of December 31, 2016, the Company has a working capital deficiency of $3,604,820 and has an accumulated deficit of $13,500,287 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing from sales of its stock financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2016, the Company incurred $1,050,529 (December 31, 2015: $16,302) in advertising costs.

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

Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives is measured by comparing the carrying amount of the asset to its fair value. If the future value of the asset is lower than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the years ended December 31, 2016 and 2015, the Company did not have any allowance for doubtful accounts.

Financial Instruments
Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and convertible debentures. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of December 31, 2016, there were approximately 15,061,691,083 potentially dilutive shares outstanding.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of New Accounting Pronouncement

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and must be applied retrospectively. The Company adopted this standard retrospectively on January 1, 2016, and reclassified $200,855 of debt issue costs, resulting in a $28,532 reduction in long term convertible debentures and a $250,276 reduction in additional paid-in capital on the Company’s December 31, 2015 balance sheet. The adoption of this standard resulted in a $87,716 decrease in financing costs, a $9,863 increase in accretion and interest expense and a $77,953 increase in net loss on the Company’s statement of comprehensive loss for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”.  ASU 2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

3.  INTANGIBLE ASSETS

As at December 31, 2016 and 2015, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2016

During the year ended December 31, 2016, the Company issued 652,069,721 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the year ended December 31, 2016, the Company issued 65,465,714 shares of common stock to consultants in exchange for investor relations and advertising services.

During the year ended December 31, 2016, the Company issued 104,524,944 shares of common stock to various Series A preferred stockholders on conversion of 510 preferred shares.

During the year ended December 31, 2016, the Company issued 26,993,902 shares of common stock to various warrant holders for exercise of the warrants.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

4.  COMMON AND PREFERRED STOCK (CONTINUED)

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

5.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the years ended December 31, 2016 and 2015 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2014	334	2,000
Warrants expired	(334)	(2,000)
Warrants issued	119,471,154	0.014
Balance, December 31, 2015	119,471,154	0.014
Warrants exercised	(27,609,756)	0.004
Warrants issued	886,474,359	0.003
Balance, December 31, 2016	978,335,757	0.005

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of December 31, 2016:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2016, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$
Outstanding and exercisable, December 31, 2014	3,075	1,044	8.57	-
Outstanding and exercisable, December 31, 2015	3,075	1,044	7.57	-
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of December 31, 2016:

$

Employment Agreements (1)	300,000

(1) Employment agreements with related parties.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2016, the Company incurred $419,183 (2015: $443,187) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2016, the Company incurred $492,487, $475,000 and $60,000 (2015: $379,420, $188,500 and $60,000) in app hosting, app development, and rent, respectively to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses, respectively.

As of December 31, 2016, the Company had a stock subscription receivable totaling $4,500 (December 31, 2015: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2016, accounts payable includes $234,058 (December 31, 2015: $236,571) payable to a company with two officers and directors in common, and $215,000 (December 31, 2015: $175,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2016, two officers forgave debt totaling $200,000 and a company controlled by two officers of the Company forgave debt totaling $300,000. The debt forgiveness was considered a capital transaction and therefore $500,000 was recorded as an increase in additional paid-in capital as of December 31, 2016.

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

Pursuant to ASC 825, cash is based on Level 1 inputs. The Company believes that the recorded values of accounts receivable and accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s convertible debentures approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of December 31, 2016, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Short-term Convertible Debentures:

Conversion Feature		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	02-Apr-13	5,054	-	5,054	0%	02-Jan-14
b	)	05-Aug-15	737,630	160,001	577,629	7%	05-Feb-17
b	)	05-Aug-15	18,249	4,001	14,248	7%	05-Feb-17
d	)	15-Jan-15	40,000	-	40,000	8%	15-Jan-16
d	)	15-Feb-15	35,000	-	35,000	8%	15-Feb-16
d	)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d	)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c	)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
c	)	12-Mar-15	12,500	-	12,500	8%	11-Mar-16
d	)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d	)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c	)	27-Mar-15	50,000	-	50,000	8%	26-Mar-16
c	)	11-May-15	50,000	-	50,000	8%	10-May-16
d	)	02-Jun-15	29,500	-	29,500	8%	01-Jun-16
d	)	02-Jun-15	45,965	-	45,965	8%	01-Jun-16
d	)	02-Jun-15	10,000	-	10,000	8%	01-Jun-16
d	)	02-Jun-15	58,540	-	58,540	8%	01-Jun-16
d	)	02-Jun-15	35,408	-	35,408	8%	01-Jun-16
d	)	02-Jun-15	20,758	-	20,758	8%	01-Jun-16
c	)	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d	)	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d	)	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d	)	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	07-Jul-15	75,000	-	75,000	8%	07-Oct-15
d	)	01-Aug-15	17,408	-	17,408	8%	04-Aug-16
d	)	01-Aug-15	30,000	-	30,000	8%	01-Aug-16
d	)	01-Aug-15	35,408	-	35,408	8%	01-Aug-16
d	)	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b	)	03-May-16	50,000	40,035	9,965	8%	03-May-17
c	)	03-May-16	50,000	-	50,000	8%	03-May-17
d	)	03-May-16	29,500	-	29,500	8%	03-May-17
d	)	03-May-15	45,965	-	45,965	8%	03-May-17
b	)	24-May-16	61,571	52,609	8,962	8%	24-May-17
d	)	24-May-16	30,464	-	30,464	8%	24-May-17
b	)	26-May-16	157,500	142,197	15,303	8%	26-May-17
d	)	15-Jun-16	50,000	46,146	3,854	8%	15-Jun-17
c	)	07-Apr-16	18,000	12,449	5,551	8%	07-Apr-17
b	)	02-Jun-16	160,000	152,829	7,171	7%	02-Jun-17
b	)	02-Jun-16	4,000	3,625	375	7%	02-Jun-17
b	)	15-Jun-16	50,000	43,810	6,190	7%	15-Jun-17
b	)	15-Jun-16	1,250	1,042	208	7%	15-Jun-17
b	)	17-May-16	100,000	93,640	6,360	7%	08-Sep-17
b	)	17-May-16	2,500	2,175	325	7%	08-Sep-17

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b	)	19-May-16	110,000	103,446	6,554	7%	08-Sep-17
b	)	19-May-16	2,750	2,413	337	7%	08-Sep-17
b	)	27-Jan-16	248,540	36,331	212,209	7%	27,Jul-17
b	)	08-Mar-16	110,000	100,645	9,355	7%	08-Sep-17
b	)	27-Jan-16	10,929	-	10,929	7%	27-Jul-17
b	)	08-Mar-16	5,000	3,257	1,743	7%	08-Sep-17
b	)	08-Mar-16	90,000	81,615	8,385	7%	08-Sep-17
b	)	07-Jul-16	50,000	46,719	3,281	7%	08-Sep-17
b	)	04-Aug-16	110,000	106,095	3,905	7%	08-Sep-17
b	)	15-Aug-16	157,000	152,850	4,150	7%	08-Sep-17
b	)	12-Sep-16	83,000	80,468	2,532	7%	08-Sep-17
b	)	07-Jul-16	1,250	1,063	187	7%	08-Sep-17
b	)	04-Aug-16	2,750	2,522	228	7%	08-Sep-17
b	)	15-Aug-16	3,925	3,679	246	7%	08-Sep-17
b	)	12-Sep-16	2,075	1,914	161	7%	08-Sep-17
b	)	07-Jul-16	50,000	45,429	4,571	7%	07-Jul-17
b	)	04-Aug-16	110,000	105,438	4,562	7%	04-Aug-17
b	)	15-Aug-16	157,500	152,903	4,597	7%	15-Aug-17
b	)	08-Sep-16	80,000	77,384	2,616	7%	08-Sep-17
b	)	11-Nov-16	80,000	78,877	1,123	7%	11-Nov-17
b	)	06-Dec-16	88,000	87,161	839	7%	06-Dec-17

			4,196,691	2,024,768	2,171,923

Long-term Convertible Debentures:

Conversion Feature		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
b	)	07-Oct-16	465,000	463,533	1,467	7%	18-Apr-18
b	)	7-Nov-16	283,443	253,145	30,298	7%	18-Apr-18
b	)	12-Dec-16	284,379	97,180	187,199	7%	18-Apr-18

			1,032,822	813,858	218,964

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

d)
The conversion price of $0.0005.

During the year ended December 31, 2016, the Company received net proceeds from convertible debentures of $3,496,442.

During the year ended December 31, 2016, $376,455 of convertible debentures were settled by issuing 652,069,721 shares of common stock of the Company.

During the year ended December 31, 2016, the Company incurred $175,894 in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

During the year ended December 31, 2016, the Company incurred $2,073,893 in accretion and interest expense in connection with the convertible debentures.

At December 31, 2016, convertible debentures with the principal amount of $5,229,513 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2016 and 2015 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to December 31, 2016 are now due on demand.

11.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $8,174,543 (2015 - $4,270,350) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2036.

The components of the net deferred tax asset at December 31, 2016, and 2015, the statutory tax rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	2016 $	2015 $

Net loss before taxes	(6,113,239)	(3,077,016)
Statutory rate	35%	35%

Computed expected tax (recovery)	(2,139,634)	(1,076,956)
Amortization of beneficial conversion feature	993,519	535,648
Accretion of convertible debt	571,916	393,108
Other	(535,648)	(481,078)
Change in valuation allowance	1,109,847	629,278

Reported income taxes	–	–

	December 31, 2016 $	December 31, 2015 $

Potential deferred tax asset
- Net operating losses	2,861,090	1,494,622
-Beneficial conversion feature and other	(792,269)	(535,648)
-Less valuation allowance	(2,068,821)	(958,974)

Net deferred tax assets	–	–

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

12.  LOSS ON INVESTMENT AND INTANGIBLE ASSET

On October 7, 2016, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,615,000 of convertible notes, payable in four tranches (the “Alpha Notes”). The first tranche of $465,000 was funded on October 7, 2016 (the “Initial Closing Date”) and the second, third, and fourth tranches of $375,000 were funded, respectively, during the first week of each of November 2016, December 2016, and January 2017 (the subsequent closing dates and, with the Initial Closing Date, each a “Closing”).

The Company used a portion of the proceeds of each Closing to purchase Series A Convertible Participating Preferred Stock of a private entity named Hang With, Inc. (“Hang With”). Alpha Capital is currently Hang With’s majority shareholder. On October 7, 2016, the Company entered into a Securities Purchase Agreement with Hang With (the “Hang With SPA”) to buy up to 330,397 shares of Hang With’s Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for $750,000. On the Initial Closing Date, the Company paid $225,000 and was to receive 99,118 shares of Preferred Stock. The Company paid Hang With $175,000 on each of the subsequent three Closings. In connection with entering into the Hang With SPA, the Company and Hang With entered into a Software License Agreement (the “License Agreement”) in which Hang With is licensing the intellectual property of the Hang With apps to the Company. As part of the Hang With SPA and as compensation for the Company entering into the License Agreement and the future development agreement, Hang With was to issue 154,185 shares of Preferred Stock on the Initial Closing Date, and was to issue 100,000 shares of its common stock to the Company.

The Company attributed much of the value of Hang With to Hang With management’s representation that, in the history of its own apps, it had a certain amount of total users and a range of monthly active users. Hang With believed, prior to the Hang With SPA being signed, that, with the Company’s investment, the monthly active users would be at the higher end of the range within a short period of time. Based on these representations by management the Company believed that it could specifically market its own apps to the minimum monthly active users of the Hang With app that Hang With management’s represented existed.

The Company believes that, after the November 2016 Closing, the Hang With app was removed for a period of time from the app stores on which it appeared and that the app was shut down for a period of time. At this point, Hang With effectively had zero monthly active users. In addition, the Company was not able to utilize Hang With’s technology in the Friendable app as was contemplated by the License Agreement due to Hang With’s technology being, in the Company’s view, out of date. The Company is currently seeking to negotiate a settlement with Hang With regarding the Company’s claims against Hang With.

As of December 31, 2016 Hang With had not delivered any of the preferred or common shares to the Company. As of December 31, 2016 the Company had paid Hang With $575,000 which has been written off as a loss on investment.

13.  LOSS ON SETTLEMENT AGREEMENT

The Company and Joseph Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed on April 1, 2014. On December 7, 2016, Mr. Canouse obtained a judgment in state court in Georgia in the amount of $82,931 and the right to garnish the Company’s bank accounts. On April 7, 2017, the Company entered into a Settlement Agreement with Mr. Canouse (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 which was issued to an entity controlled by Mr. Canouse. Under the terms of the Agreement, in return for the issuance of the Note, Mr. Canouse will file a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities. As of December 31, 2016, the Company recorded a loss on settlement agreement of $82,931.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Expressed in US dollars)

14.  SUBSEQUENT EVENTS

a)
Subsequent to December 31, 2016, the Company issued 435,823,830 shares of common stock in connection with conversion of convertible notes in the amount of $240,843, issued 4,720,000 shares of common stock for placement agent fees, and issued 48,516,930 shares of common stock in connection with conversion of 98 shares of Series A preferred stock.

b)
Subsequent to December 31, 2016, the Company obtained proceeds of $691,750 for various convertible notes agreements (“Debentures”) entered into with face value totaling $691,750, with interest rates at between 7% and 8% per annum and maturing twelve months from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. In connection with the convertible notes, the Company also issued warrants to allow a note holder to purchase 118,000,000 shares of Common Stock with an exercise price of $0.003. The Company paid $31,250 in legal fees and other expenses in connection with these debentures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
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

(b)
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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	48	January 31, 2014
Dean Rositano	President, CTO and Director	45	January 31, 2014
Frank Garcia	CFO	59	June 30, 2011

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

Robert Rositano, CEO, Secretary and Director:

Prior to founding iHookup, Robert Rositano was the third employee at Netcom Online Communications, Inc., an internet service provider which went public in 1993 and eventually merged into Earthlink and AT&T Canada. From 2006-2010, Robert Rositano worked as Chief Executive Officer of Zippi Networks, Inc. Zippi Networks, Inc. created a home-based business system that allowed users to become certified eBay sellers and earn commission by selling items on eBay for others.  Zippi Networks, Inc. supplied its users with everything one would need to begin a home-based business as an eBay seller, including but not limited to, certain training, materials, uniforms, processes and software.  Robert Rositano was responsible for its day-to-day operations and overseeing the development of eBay seller applications for the web, as well as mobile applications for windows and iPhone devices.  He was also in charge of fundraising, and raised over $2 million for Zippi Networks, Inc. In 2010, Robert Rositano became Chief Executive Officer of Checkmate Mobile, Inc. (“CMI”), which developed mobile applications on a work-for-hire basis as well as incubated creative concepts conceived among a core group of product managers, graphic designers and mobile developers. CMI has successfully developed applications for the education market (e.g. released Cloud9 Learning to Brigham Young University with a pilot of over 7,000 students), cause-related or donation style applications, and applications used by restaurants and bars. Robert Rositano has continued in his role at CMI while serving as a director and officer of the Company.

Dean Rositano, President, CTO and Director:

Prior to Friendable, Inc., Dean Rositano co-founded CMI, Latitude Venture Partners, LLC, Zippi Networks, Inc., America’s Biggest, Inc., and most notably, was the co-founder and president and CTO of Silicon Valley-based Nettaxi.com, which went public in 1998.

From 2006-2010, Dean Rositano worked as President and Chief Technology Officer of Zippi Networks, Inc.  In 2010, Dean Rositano became President and Chief Technology Officer of CMI. Dean Rositano has continued in his role at CMI while serving as a director and officer of the Company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

The Company believes Messrs. Robert and Dean Rositano are well qualified to serve as director and officers of the Company due to each of them having twenty years of experience working with high technology companies, many of which have been in the social media or internet community space and directly relate to the Friendable apps.  They have each had experience in successfully raising capital, managing and growing teams of people in the areas of product development, internet / mobile marketing, and IT, as well as architecting, building, scaling and launching high volume consumer products, from internet websites to mobile applications.

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

Family Relationships

Robert Rositano, age 48, and Dean Rositano, age 45, are brothers.

Board Composition and Committees and Director Independence

Robert Rositano and Dean Rositano currently serve on our board of directors. We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board carries out the functions of nominating and compensation committees, and such "independent director" determination has been made pursuant to the committee independence standards.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers above have not been involved in any of the following events:

●	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

●
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
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

●
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

In February 2014, CMI sold the iHookup mobile app to Friendable, Inc. for a purchase price of $293,750. Friendable, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Pursuant to the Merger Agreement dated January 31, 2014 by and between Friendable, Inc. and Titan Iron Ore Corp., the Company’s Series A Preferred Stock consists of the following: 4,510,400 shares owned by Dean Rositano, 4,510,400 shares owned by Robert Rositano, 36,083,350 shares owned by Copper Creek Holdings, LLC, and 4,895,850 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders. The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

As described above, Dean Rositano and Robert Rositano are both directors and officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2016 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number and Description of Transactions Not Reported on a Timely Basis
Robert Rositano	3 transactions were not reported on a timely basis following the conversion of shares of Series APreferred Stock into shares of common stock in the year ended December 31, 2016.
Dean Rositano	3 transactions were not reported on a timely basis following the conversion of shares of Series A Preferred Stock into shares of common stock in the year ended December 31, 2016.
Frank Garcia	1 transaction was not reported on a timely basis following the acquisition of shares of Series A Preferred Stock in the year ended December 31, 2016.

Code of Ethics

We have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2016 and 2015.

who we will collectively refer to as the named executive officers, for the years ended December 31, 2016 and 2015, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary Incurred ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2016 2015	150,000 (1) 150,000 (2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Dean Rositano President and CTO	2016 2015	150,000 (1) 150,000 (2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Frank Garcia Chief Financial Officer	2016 2015	102,083 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	102,083 100,000

ITEM 11. EXECUTIVE COMPENSATION - continued

(1)
During 2016, each of Robert Rositano and Dean Rositano was paid $30,000. Each of Robert Rositano and Dean Rositano was owed $120,000 in accrued salary, however, pursuant to debt settlement agreements dated December 5, 2016 and December 7, 2016 respectively, each of Robert Rositano and Dean Rositano agreed to be paid $70,000 in accrued salary and forego the remaining $50,000 in accrued salary.

(2)
During 2015, each of Robert Rositano and Dean Rositano was paid $62,500. Each of Robert Rositano and Dean Rositano was owed $87,500 in accrued salary, however, pursuant to debt settlement agreements dated December 5, 2016 and December 7, 2016 respectively, each of Robert Rositano and Dean Rositano agreed to be paid $37,500 in accrued salary and forego the remaining $50,000 in accrued salary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 13, 2017 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The following tabulation shows, as of April 13, 2017, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	10,046 (1)	Direct	46.60%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	2,256	Direct	10.46%

Series A preferred	Frank Garcia 1735 E Ft Lowell Rd Ste9, Tucson, AZ 85719	250	Direct	1.16%

Series A preferred	Checkmate Mobile, Inc. 125 E. Campbell Ave., Campbell, California 95008	290	Direct	1.35%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	15,581	Direct	72.27%
	-Robert Rositano	7,791		36.14%
	-Stacy Rositano	7,791		36.14%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	10,046 (1)	Direct and	46.60%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	2,256	Direct	10.46%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	12,552 (1)	Direct and Indirect	58.22%

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.
(2) Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.
(3) Based on 21,558 shares of preferred stock issued and outstanding as of April 13, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Directors

Common stock	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	225,512	Direct	*
	-Robert Rositano	112,756		*
	-Stacy Rositano	112,756		*

Common stock	Robert A Rositano Jr.	11,010,155 (1)	Direct and	*
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	11,310,793	Direct	*
	126 Sea Terrace Way,
	Aptos, CA 95003

	(b) Executive Officers

Common stock	Frank Garcia	770 (4)	Direct	*
	1735 E Ft Lowell Rd,
	Tucson, AZ 85719

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(c) Officers and Directors as a Group for common stock	22,321,718 (1)	Direct and Indirect	1.43%

* Less than 1%.

(1)  Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.
(2)  Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.
 (3)  Based on 1,557,092,583 of common stock issued and outstanding as of April 13, 2017.
(4)  Includes 350 vested stock options.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

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

During the year ended December 31, 2016, the Company incurred $419,183 (2015: $443,187) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2016, the Company incurred $1,027,487 (2015: $627,920) in app hosting, app development, and rent to a company with two officers and directors in common with such costs being recorded as general and administrative and product development expenses.

As of December 31, 2016, the Company had a stock subscription receivable totaling $4,500 (December 31, 2015: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2016, accounts payable includes $234,058 (December 31, 2015: $236,571) payable to a company with two officers and directors in common, and $215,000 (December 31, 2015: $175,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2016, two officers forgave debt totaling $200,000 and a company controlled by two officers of the Company forgave debt totaling $300,000. The debt forgiveness was considered a capital transaction and therefore $500,000 was recorded as an increase in additional paid-in capital as of December 31, 2016.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

There are several related party transactions reported within this annual report. All conflicts of interests between such related parties have been duly approved by the required board and/or shareholder approvals. Please see below for further disclosure:

Dean Rositano and Robert Rositano are both directors and 9.0% and 9.0%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

Dean Rositano and Robert Rositano are both directors and stockholders of Friendable, Inc. At Friendable, Inc., Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary. The majority stockholder of Friendable, Inc. is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife, Stacy Rositano.

Pursuant to the Merger Agreement dated January 31, 2014 by and between Friendable, Inc. and Titan Iron Ore Corp., Titan’s Series A Preferred Stock consisted of the following (pre-split): 225,520 shares owned by Dean Rositano, 225,520 shares owned by Robert Rositano, 1,627,646 shares owned by Copper Creek Holdings, LLC, and 201,998 shares owned by CMI. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.  The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Friendable, Inc. Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer and Secretary.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based upon the above, we currently do not have any independent board members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2016	December 31, 2015
Audit Fees (1)	$54,950	$44,250
Audit Related Fees (2)	-	-
Tax Fees (3)	5,600	-
All Other Fees (4)	-	5,250
Total	$60,550	$49,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

(10)	Material Contracts
10.1*	2014 Stock Option Plan (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.2*	Form of Stock Option Agreement (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.3
General Contract for Services dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.4*
Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Dean Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)

10.5*
Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Robert Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014

10.6*+	Employment Agreement dated January 29, 2014 by and between iHookup Social Inc. and Frank Garcia.
10.7*+	Debt Write Off Agreement between the Company and Robert Rositano, dated December 5, 2016.
10.8*+	Debt Write Off Agreement between the Company and Dean Rositano, dated December 7, 2016.
10.9	Convertible Promissory Note dated August 1, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.10	Convertible Promissory Notes dated August 5, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.11	Securities Purchase Agreement dated June 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.12	Convertible Promissory Notes dated June 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.13	Securities Purchase Agreement dated July 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 13, 2016)
10.14	Convertible Promissory Notes dated August 4, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.15	Securities Purchase Agreement dated August 4, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.16
Sixth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)

10.17	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.18	Marketing Agreement with The Kluger Agency dated August 3, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.19	Securities Purchase Agreement dated August 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.20	Convertible Promissory Note dated August 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.21
Seventh Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)

10.22	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.23	Securities Purchase Agreement dated September 8, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.24	Convertible Promissory Note dated September 8, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.25
Eighth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)

10.26	Common Stock Warrant Agreement dated September 12, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.27	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.28	Convertible Promissory Notes dated October 7, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.29	Common Stock Warrant Agreement dated October 7, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.30	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.31	Software License Agreement Dated October 7, 2016 with Hang With, Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.32	Agreement dated December 2, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 5, 2016)
10.33	Funding Commitment Letter dated December 2, 2016 with Coventry Enterprises, LLC
(21)	Subsidiaries
21.1	IHookup Social, Inc., a Delaware corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1+	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2+	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1#	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS+	XBRL INSTANCE DOCUMENT
101.SCH+	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL+	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF+	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB+	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE+	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or agreement
+ Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: April 17, 2017	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2017	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director