Form 10-Q
period 2017-03-31
Friendable, Inc.
filed 2017-05-22
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,683,675,014 shares of common stock outstanding as of May 17, 2017

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2017 (Unaudited)	December 31, 2016

Current assets
Cash	$4,535	$119,804
Accounts receivable	1,302	1,009
Prepaid expenses	7,466	6,963
Total current assets	13,303	127,776

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$48,303	$162,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,565,962	1,554,350
Convertible debentures (Note 10)	2,449,448	2,171,923
Deferred revenue	6,323	6,323

Total current liabilities	4,021,733	3,732,596

Convertible debentures (Note 10)	402,767	218,964

Total liabilities	4,424,500	3,951,560

Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,557 (December 31, 2016 – 21,655) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 1,557,092,583 (December 31, 2016 – 1,068,031,823) shares issued and outstanding (Note 4)	155,710	106,803
Additional paid-in capital	10,308,707	9,609,198
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(14,836,116)	(13,500,287)
Total Stockholders' Deficit	(4,376,197)	(3,788,784)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,303	$162,776

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended March 31, 2017 $	Three Months Ended March 31, 2016 $
REVENUES	3,043	11,391

OPERATING EXPENSES
Accretion and interest expense (Note 10)	646,264	608,007
App hosting (Note 8)	135,000	109,292
Commissions	913	3,387
Financing costs	-	4,863
General and administrative (Note 8)	231,801	190,333
Product development (Note 8)	50,400	95,121
Sales and marketing	99,494	215,503

TOTAL OPERATING EXPENSES	1,163,872	1,226,506

LOSS FROM OPERATIONS	(1,160,829)	(1,215,115)

OTHER EXPENSES
Loss on investment (Note 11)	(175,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,335,829)	(1,215,115)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,298,101,187	256,355,680

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2015 TO MARCH 31, 2017
(Expressed in US dollars)
(Unaudited)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,697,308	$(4,500)	$(7,387,048)	$(1,672,340)

Shares issued for services	65,465,714	6,547	—	—	231,545	—	—	238,092

Conversion of convertible notes (Note 10)	652,069,721	65,207	—	—	311,248	—	—	376,455

Conversion of preferred shares (Note 4)	104,524,944	10,452	(510)	—	(10,452)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,882,248	—	—	2,882,248

Exercise of warrants	26,993,902	2,699	—	—	(2,699)	—	—	—

Debt forgiveness (Note 8)	—	—	—	—	500,000	—	—	500,000

Net loss for the year	—	—	—	—	—	—	(6,113,239)	(6,113,239)

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	4,720,000	472	—	—	8,968	—	—	9,440

Conversion of convertible notes (Note 10)	435,823,830	43,583	—	—	196,901	—	—	240,484

Conversion of preferred shares (Note 4)	48,516,930	4,852	(98)	—	(4,852)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	498,492	—	—	498,492

Net loss for the period	—	—	—	—	—	—	(1,335,829)	(1,335,829)

Balance March 31, 2017	1,557,092,583	$155,710	21,557	$2	$10,308,707	$(4,500)	$(14,836,116)	$(4,376,197)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(1,335,829)	$(1,215,115)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible deventures	110,158	4,382
Accretion expense	536,106	564,204
Shares issued for services	9,440	21,534
Loss on investment	175,000	-
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(796)	1,734
Increase (decrease) in accounts payable	(62,408)	193,395
Net Cash Used in Operating Activities	(568,329)	(429,866)

Cash Flows Used in Investing Activities:
Investment in Hang With	(175,000)	-
Net Cash Used in Investing Activities	(175,000)	-

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	628,060	433,250

Net Cash Provided by Financing Activities	628,060	433,250

Net Increase(Decrease) in Cash	(115,269)	3,384

Cash on Hand – Beginning	119,804	15,880

Cash on Hand – Ending	$4,535	$19,264

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2017, the Company has a working capital deficiency of $4,008,430 and has an accumulated deficit of $14,836,116 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim financial statements
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on April 17, 2017, with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2017.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the three months ended March 31, 2017, the Company incurred $1,397 (March 31, 2016: $158,473) in advertising costs.

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
FOR THE PERIOD MARCH 31, 2017
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the three months ended March 31, 2017 and 2016, the Company did not have any allowance for doubtful accounts.

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

As of March 31, 2017, there were approximately 20,131,923,405 potentially dilutive shares outstanding.

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
FOR THE PERIOD MARCH 31, 2017
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

3.  INTANGIBLE ASSETS

As at March 31, 2017, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2017

During the three months ended March 31, 2017, the Company issued 435,823,830 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the three months ended March 31, 2017, the Company issued 4,720,000 shares of common stock to consultants as payment for finder’s fees.

During the three months ended March 31, 2017, the Company issued 48,516,930 shares of common stock to various Series A preferred stockholders on conversion of 98 preferred shares.

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

5.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the three months ended March 31, 2017 are:

	Number of Warrants	Weighted Average Exercise Price $
Balance, December 31, 2016	978,335,757	0.005
Warrants issued	118,000,000	0.003
Balance, March 31, 2017	1,096,335,757	0.004

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors of the Company. (see Note 1) approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 4,974 shares of common stock of the Company.

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of March 31, 2017:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2017, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, March 31, 2017	3,075	1,044	6.32	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of March 31, 2017:

$

Employment Agreements (1)	225,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2017, the Company incurred $132,300 (2016: 110,862) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2017, the Company incurred $200,000 (2016: $199,292) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, app development and general and administrative expenses, respectively.

As of March 31, 2017, the Company had a stock subscription receivable totaling $4,500 (December 31, 2016: $4,500) from an officer and director and from a company with an officer and director in common.

As of March 31, 2017, accounts payable include $160,558 (December 31, 2016: $234,058) payable to a company with two officers and directors in common, and $222,083 (December 31, 2015: $215,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of March 31, 2017, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Current Convertible Debentures:

Conversion Feature		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	02-Apr-13	5,054	-	5,054	0%	02-Jan-14
b	)	05-Aug-15	750,000	-	750,000	7%	05-Feb-17
b	)	05-Aug-15	18,750	-	18,750	7%	05-Feb-17
d	)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d	)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c	)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
d	)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d	)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c	)	11-May-15	50,000	-	50,000	8%	10-May-16
d	)	02-Jun-15	29,500	-	29,500	8%	01-Jun-16
d	)	02-Jun-15	45,966	-	45,966	8%	01-Jun-16
d	)	02-Jun-15	10,000	-	10,000	8%	01-Jun-16
d	)	02-Jun-15	58,540	-	58,540	8%	01-Jun-16
d	)	02-Jun-15	35,408	-	35,408	8%	01-Jun-16
d	)	02-Jun-15	20,758	-	20,758	8%	01-Jun-16
c	)	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d	)	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d	)	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d	)	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	07-Jul-15	75,000	-	75,000	8%	07-Oct-15
d	)	01-Aug-15	17,408	-	17,408	8%	04-Aug-16
d	)	01-Aug-15	30,000	-	30,000	8%	01-Aug-16
d	)	01-Aug-15	35,408	-	35,408	8%	01-Aug-16
d	)	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b	)	03-May-16	50,000	20,752	29,248	8%	03-May-17
c	)	03-May-16	50,000	-	50,000	8%	03-May-17
d	)	03-May-16	29,500	-	29,500	8%	03-May-17
d	)	03-May-15	45,965	-	45,965	8%	03-May-17
b	)	24-May-16	61,571	34,086	27,485	8%	24-May-17
d	)	24-May-16	30,464	-	30,464	8%	24-May-17
b	)	26-May-16	157,500	99,735	57,765	8%	26-May-17
d	)	15-Jun-16	50,000	40,528	9,472	8%	15-Jun-17
b	)	02-Jun-16	160,000	138,763	21,237	7%	02-Jun-17
b	)	02-Jun-16	4,000	3,138	862	7%	02-Jun-17
b	)	15-Jun-16	50,000	31,417	18,583	7%	15-Jun-17
b	)	15-Jun-16	1,250	858	392	7%	15-Jun-17
b	)	17-May-16	100,000	83,299	16,701	7%	08-Sep-17
b	)	17-May-16	2,500	1,833	667	7%	08-Sep-17
b	)	19-May-16	110,000	87,775	22,225	7%	08-Sep-17
b	)	19-May-16	2,750	2,045	705	7%	08-Sep-17
b	)	27-Jan-16	248,994	21,354	227,640	7%	27-Jul-17
b	)	08-Mar-16	110,000	92,399	17,601	7%	08-Sep-17
b	)	27-Jan-16	13,536	-	13,536	7%	27-Jul-17

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b	)	08-Mar-16	5,000	2,466	2,534	7%	08-Sep-17
b	)	08-Mar-16	90,000	70,697	19,303	7%	08-Sep-17
b	)	07-Jul-16	50,000	41,477	8,523	7%	08-Sep-17
b	)	04-Aug-16	110,000	97,474	12,526	7%	08-Sep-17
b	)	15-Aug-16	157,000	142,277	14,723	7%	08-Sep-17
b	)	12-Sep-16	83,000	74,446	8,554	7%	08-Sep-17
b	)	07-Jul-16	1,250	885	365	7%	08-Sep-17
b	)	04-Aug-16	2,750	2,203	547	7%	08-Sep-17
b	)	15-Aug-16	3,925	3,276	649	7%	08-Sep-17
b	)	12-Sep-16	2,075	1,680	395	7%	08-Sep-17
b	)	04-Aug-16	110,000	94,092	15,908	7%	04-Aug-17
b	)	15-Aug-16	157,500	140,232	17,268	7%	15-Aug-17
b	)	08-Sep-16	80,000	71,369	8,631	7%	08-Sep-17
b	)	11-Nov-16	80,000	76,361	3,639	7%	11-Nov-17
b	)	06-Dec-16	88,000	85,188	2,812	7%	06-Dec-17
b	)	09-Jan-17	84,000	82,346	1,654	7%	09-Jan-18
b	)	03-Mar-17	32,000	31,330	670	7%	03-Mar-18
c	)	02-Feb-17	159,750	158,365	1,385	8%	02-Feb-17
c	)	15-Mar-17	96,000	95,280	720	8%	15-Mar-18

			4,378,874	1,929,426	2,449,448

Long-term Convertible Debentures:

		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
b	)	07-Oct-16	465,000	460,527	4,473	7%	07-Apr-18
b	)	7-Nov-16	284,100	235,310	48,790	7%	07-May-18
b	)	12-Dec-16	285,859	83,244	202,615	7%	12-Jun-18
b	)	18-Jan-17	282,206	135,317	146,889	7%	07-Apr-18

			1,317,165	914,398	402,767

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

d)
The conversion price of $0.0005.

During the three months ended March 31, 2017, the Company received net proceeds from convertible debentures of $628,060.

During the three months ended March 31, 2017, $240,484 of convertible debentures were settled by issuing 435,823,830 shares of common stock of the Company.

During the three months ended March 31, 2017, the Company incurred $29,250 in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the three months ended March 31, 2017, the Company incurred $658,391 in accretion and interest expense in connection with the convertible debentures.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

At March 31, 2017, convertible debentures with the principal amount of $5,583,015 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2017 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to March 31, 2017 are now due on demand.

11.  LOSS ON INVESTMENT AND INTANGIBLE ASSET

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

As of December 31, 2016 Hang With had not delivered any of the preferred or common shares to the Company. During the year ended December 31, 2016, the Company had paid Hang With $575,000 which has been written off as a loss on investment. During the three months ended March 31, 2017, the Company had paid Hang With $175,000 in connection to the fourth Closing which has been written off as a loss on investment.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD MARCH 31, 2017
(Expressed in US dollars)

12.  LOSS ON SETTLEMENT AGREEMENT

The Company and Joseph Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed on April 1, 2014. On December 7, 2016, Mr. Canouse obtained a judgment in state court in Georgia in the amount of $82,931 and the right to garnish the Company’s bank accounts. On April 7, 2017, the Company entered into a Settlement Agreement with Mr. Canouse (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 which was issued to an entity controlled by Mr. Canouse. Under the terms of the Agreement, in return for the issuance of the Note, Mr. Canouse will file a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities. As of December 31, 2016, the Company recorded a loss on settlement agreement of $82,931 and accrued a corresponding liability.

13.  SUBSEQUENT EVENTS

a)	Subsequent to March 31, 2017, the Company issued 126,582,431 shares of common stock in connection with conversion of shares of Series A preferred stock.

b)
Subsequent to March 31, 2017, the Company obtained proceeds of $82,000 for various convertible notes agreements (“Debentures”) entered into with face value totaling $82,000, with interest rates at between 7% and 8% per annum and maturing twelve months from the dates of issuance. The principal and interest of the Debentures are convertible into common shares of the Company at various conversion rates as outlined in each agreement. In connection with the convertible notes, the Company also issued warrants to allow a note holder to purchase 118,000,000 shares of Common Stock with an exercise price of $0.003. The Company paid $9,000 in legal fees and other expenses in connection with these debentures.

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

Results of Operations

For the three months ended March 31, 2017 compared to March 31, 2016

Revenues

The Company had revenue of $3,043 and $11,391 during the three months ended March 31, 2017 and 2016, respectively, a decrease of 73%. The decrease in revenue was due to the Company’s effort to increase shareholder value by reducing subscriptions fees and adding to the registered user base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $231,801 and $190,333 for the three months ended March 31, 2017 and 2016, respectively, an increase of 22%. The increase in general and administrative expenses was due to increased professional fees.

Product Development Expenses

Product development expenses were incurred in the amount of $50,400 and $95,121 during the three months ended March 31, 2017 and 2016, respectively, a decrease of 47%. The decrease in product development expenses was due to reduced Android development.

Financing Expenses

During the three months ended March 31, 2017, financing expenses were $0 as compared to $4,863 during the three months ended March 31, 2016. The decrease in financing expenses was due to changes in accounting methods.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $99,494 and $215,503 during the three months ended March 31, 2017 and 2016, respectively. The decrease in sales and marketing expenses was due to reduced celebrity advertising expenditures.

Net Loss

The Company had a net loss for the three months ended March 31, 2017 of $1,335,839 as compared to a net loss of $1,215,115 for the three months ended March 31, 2016, an increase of 10%. The increase in net loss was due primarily to a loss on the Hang With investment.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Current Assets	$13,303	$127,776
Current Liabilities	4,021,733	3,732,596
Working Capital (Deficiency)	$(4,008,430)	$(3,604,820)

Current assets for the quarter ended March 31, 2017 decreased compared to December 31, 2016 primarily due to less cash on hand.

Current liabilities for the quarter ended March 31, 2017 increased compared to December 31, 2016 primarily due to additional convertible debentures.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$(568,329)	$(429,866)
Net Cash Used in Investing Activities	(175,000)	-
Net Cash Provided by Financing Activities	628,060	433,250
Net Increase (Decrease) in Cash	$(115,269)	$3,384

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Cash Used in Operating Activities

Our cash used in operating activities of $568,329 for the three month period ended March 31, 2017 consisted primarily of a net loss of ($1,332,829) offset by adjustments of $536,106 for accretion expense and $175,000 for loss on investment.

Net Cash Used in Investing Activities

Net cash used cash in investing activities for the three month period ended March 31, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $628,060 for the three month period ended March 31, 2017 and $433,250 for the three month period ended March 31, 2016 consisted of the issuance of convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Going Concern

As of March 31, 2017, the Company has a working capital deficiency of $4,008,430 and has an accumulated deficit of $14,836,116 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, the Company issued 435,823,830 shares of common stock to various convertible note holders for full and partial conversion of the notes.

During the three months ended March 31, 2017, the Company issued 4,720,000 shares of common stock to consultants as payment for finder’s fees.

During the three months ended March 31, 2017, the Company issued 48,516,930 shares of common stock to various Series A preferred stockholders on conversion of 98 preferred shares.

The issuance of the above securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

Exhibit Number	Description

(4)	Instruments defining the rights of security holders, including indentures
4.1	8% Convertible Note dated February 2, 2017 issued by the Company to EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 6, 2017)
4.2	8% Convertible Note dated March 15, 2017 issued by the Company to EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)
4.3
8% Convertible Redeemable Note dated March 13, 2017 issued by the Company to Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

(10)	Material Contracts
10.1
Securities Purchase Agreement dated February 2, 2017 by and between the Company and EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 6, 2017)

10.2
Securities Purchase Agreement dated March 15, 2017 by and between the Company and EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

10.3
Securities Purchase Agreement dated March 13, 2017 by and between the Company and Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

ITEM 6.  EXHIBITS - continued

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

FRIENDABLE, INC.

Date: May 22, 2017	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)