Form 10-Q
period 2017-06-30
Friendable, Inc.
filed 2017-08-16
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

1,965,508,014 shares of common stock outstanding as of August 10, 2017

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
ASSETS	June 30, 2017 (Unaudited)	December 31, 2016

Current assets
Cash	$-	$119,804
Accounts receivable	1,074	1,009
Prepaid expenses	10,863	6,963
Total current assets	11,937	127,776

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$46,937	$162,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	2,049,852	1,554,350
Convertible debentures (Note 10)	3,507,900	2,171,923
Deferred revenue	-	6,323

Total current liabilities	5,557,752	3,732,596

Convertible debentures (Note 10)	-	218,964

Total liabilities	5,557,752	3,951,560

Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,363 (December 31, 2016 – 21,655) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 1,847,008,214 (December 31, 2016 – 1,068,031,823) shares issued and outstanding (Note 4)	184,701	106,803
Additional paid-in capital	10,424,715	9,609,198
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(16,115,733)	(13,500,287)
Total Stockholders' Deficit	(5,510,815)	(3,788,784)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,937	$162,776

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended June 30, 2017 $	Three Months Ended June 30, 2016 $	Six Months Ended June 30, 2017 $	Six Months Ended June 30, 2016 $
REVENUES	2,535	7,189	5,578	18,580

OPERATING EXPENSES
Accretion and interest expense (Note 10)	805,129	570,789	1,451,393	1,178,796
App hosting (Note 8)	142,826	80,473	277,826	228,552
Commissions	760	2,157	1,673	5,544
Financing costs	-	37,768	-	75,458
General and administrative (Note 8)	227,578	270,391	459,379	460,723
Product development (Note 8)	42,050	64,113	92,450	159,234
Sales and marketing	63,809	557,098	163,303	772,601

TOTAL OPERATING EXPENSES	1,282,152	1,582,789	2,446,024	2,880,908

LOSS FROM OPERATIONS	(1,279,617)	(1,575,600)	(2,440,446)	(2,862,328)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	(175,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,279,617)	(1,575,600)	(2,615,446)	(2,862,328)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,682,777,754	425,129,047	1,491,502,113	340,742,364

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2015 TO JUNE 30, 2017
(Expressed in US dollars)
(Unaudited)

	Common Stock #	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,697,308	$(4,500)	$(7,387,048)	$(1,672,340)

Shares issued for services	65,465,714	6,547	—	—	231,545	—	—	238,092

Conversion of convertible notes (Note 10)	652,069,721	65,207	—	—	311,248	—	—	376,455

Conversion of preferred shares (Note 4)	104,524,944	10,452	(510)	—	(10,452)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,882,248	—	—	2,882,248

Exercise of warrants	26,993,902	2,699	—	—	(2,699)	—	—	—

Debt forgiveness (Note 8)	—	—	—	—	500,000	—	—	500,000

Net loss for the year	—	—	—	—	—	—	(6,113,239)	(6,113,239)

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	4,720,000	472	—	—	8,968	—	—	9,440

Conversion of convertible notes (Note 10)	599,157,030	59,916	—	—	229,568	—	—	289,484

Conversion of preferred shares (Note 4)	175,099,361	17,510	(293)	—	(17,510)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	594,491	—	—	594,491

Net loss for the period	—	—	—	—	—	—	(2,615,446)	(2,615,446)

Balance June 30, 2017	1,847,008,214	$184,701	21,362	$2	$10,424,715	$(4,500)	$(16,115,733)	$(5,510,815)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net loss	$(2,615,446)	$(2,862,328)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	216,601	97,903
Accretion expense	1,234,790	1,073,925
Shares issued for services	9,440	77,034
Loss on investment	175,000	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivable	(63)	2,430
Increase in prepaid expenses	(3,900)	-
Increase (decrease) in accounts payable	312,714	251,481
Net Cash Used in Operating Activities	(670,864)	(1,359,555)

Cash Flows Used in Investing Activities:
Investment in Hang With	(175,000)	-
Net Cash Used in Investing Activities	(175,000)	-

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	726,060	1,457,271

Net Cash Provided by Financing Activities	726,060	1,457,271

Net Increase(Decrease) in Cash	(119,804)	97,716

Cash on Hand – Beginning	119,804	15,880

Cash on Hand – Ending	$-	$113,596

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$109,980
Convertible debentures issued to extinguish promissory notes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
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

On May 31, 2017, the Company filed an Amendment to its Articles of Incorporation increasing the authorized common stock from 10,000,000,000 to 15,000,000,000 shares. On June 28, 2017, the Company incorporated a subsidiary, Fan Pass Inc., a Nevada corporation, which was incorporated to hold all of the assets of the mobile application “Fan Pass Live” (Note 13(b)).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2017, the Company has a working capital deficiency of $5,545,815 and has an accumulated deficit of $16,115,733 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2017.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2017, the Company incurred $25,207 (June 30, 2016: $560,925) in advertising costs.

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
FOR THE PERIOD JUNE 30, 2017
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the six months ended June 30, 2017 and 2016, the Company did not have any allowance for doubtful accounts.

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

As of June 30, 2017, there were approximately 23,031,079,718 potentially dilutive shares outstanding.

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
FOR THE PERIOD JUNE 30, 2017
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

3.  INTANGIBLE ASSETS

As at June 30, 2017, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2017

During the six months ended June 30, 2017, the Company issued 599,157,030 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the six months ended June 30, 2017, the Company issued 4,720,000 shares of common stock to consultants as payment for finder’s fees.

During the six months ended June 30, 2017, the Company issued 175,099,361 shares of common stock to various Series A preferred stockholders on conversion of 293 preferred shares.

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

5.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the six months ended June 30, 2017 are:

		Weighted Average
	Number	Exercise
	of Warrants	Price $
Balance, December 31, 2016	978,335,757	0.005
Warrants issued	118,000,000	0.003
Balance, June 30, 2017	1,096,335,757	0.004

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of June 30, 2017:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2017, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, June 30, 2017	3,075	1,044	6.07	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of June 30, 2017:

$

Employment Agreements (1)	150,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2017, the Company incurred $244,067 (2016: 221,723) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2017, the Company incurred $399,826 (2016: $408,552) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses, respectively.

As of June 30, 2017, the Company had a stock subscription receivable totaling $4,500 (December 31, 2016: $4,500) from an officer and director and from a company with an officer and director in common.

As of June 30, 2017, accounts payable includes $313,634 (December 31, 2016: $234,058) payable to a company with two officers and directors in common, and $310,833 (December 31, 2015: $215,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2016, two officers forgave debt totaling $200,000 and a company controlled by three officers (December 31, 2016: two officers) of the Company forgave debt totaling $300,000. The debt forgiveness was considered a capital transaction and therefore $500,000 was recorded as an increase in additional paid-in capital as of December 31, 2016.

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

As of June 30, 2017, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Current Convertible Debentures:

Conversion Feature		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b	)	5-Aug-15	750,000	-	750,000	7%	5-Feb-17
b	)	5-Aug-15	18,750	-	18,750	7%	5-Feb-17
d	)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d	)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c	)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
d	)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d	)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c	)	11-May-15	50,000	-	50,000	8%	10-May-16
d	)	2-Jun-15	29,500	-	29,500	8%	1-Jun-16
d	)	2-Jun-15	45,966	-	45,966	8%	1-Jun-16
d	)	2-Jun-15	10,000	-	10,000	8%	1-Jun-16
d	)	2-Jun-15	58,540	-	58,540	8%	1-Jun-16
d	)	2-Jun-15	35,408	-	35,408	8%	1-Jun-16
d	)	2-Jun-15	20,758	-	20,758	8%	1-Jun-16
c	)	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d	)	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d	)	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d	)	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c	)	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d	)	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
d	)	1-Aug-15	17,408	-	17,408	8%	4-Aug-16
d	)	1-Aug-15	30,000	-	30,000	8%	1-Aug-16
d	)	1-Aug-15	35,408	-	35,408	8%	1-Aug-16
d	)	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b	)	3-May-16	50,000	-	50,000	8%	3-May-17
c	)	3-May-16	50,000	-	50,000	8%	3-May-17
d	)	3-May-16	29,500	-	29,500	8%	3-May-17
d	)	3-May-15	45,965	-	45,965	8%	3-May-17
b	)	24-May-16	61,571	-	61,571	8%	24-May-17
d	)	24-May-16	30,464	-	30,464	8%	24-May-17
b	)	26-May-16	157,500	-	157,500	8%	26-May-17
d	)	15-Jun-16	5,000	-	5,000	8%	15-Jun-17
b	)	2-Jun-16	160,000	96,646	63,354	7%	2-Jun-17
b	)	2-Jun-16	4,000	2008	1,992	7%	2-Jun-17

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b	)	15-Jun-16	50,000	26,567	23,433	7%	15-Jun-17
b	)	15-Jun-16	1,250	508	742	7%	15-Jun-17
b	)	17-May-16	100,000	55,842	44,158	7%	8-Sep-17
b	)	17-May-16	2,500	1,124	1,376	7%	8-Sep-17
b	)	19-May-16	110,000	62,401	47,599	7%	8-Sep-17
b	)	19-May-16	2,750	1,265	1,485	7%	8-Sep-17
b	)	27-Jan-16	249,480	5,149	244,331	7%	27-Jul-17
b	)	8-Mar-16	110,000	56,860	53,140	7%	8-Sep-17
b	)	27-Jan-16	16,143	-	16,143	7%	27-Jul-17
b	)	8-Mar-16	5,000	1,304	3,696	7%	8-Sep-17
b	)	8-Mar-16	90,000	45,284	44,716	7%	8-Sep-17
b	)	7-Jul-16	50,000	27,707	22,293	7%	8-Sep-17
b	)	4-Aug-16	110,000	69,515	40,485	7%	8-Sep-17
b	)	15-Aug-16	157,000	104,347	52,653	7%	8-Sep-17
b	)	12-Sep-16	83,000	53,876	29,124	7%	8-Sep-17
b	)	7-Jul-16	1,250	533	717	7%	8-Sep-17
b	)	4-Aug-16	2,750	1,431	1,319	7%	8-Sep-17
b	)	15-Aug-16	3,925	2,200	1,725	7%	8-Sep-17
b	)	12-Sep-16	2,075	1,100	975	7%	8-Sep-17
b	)	4-Aug-16	110,000	54,085	55,915	7%	4-Aug-17
b	)	15-Aug-16	157,500	92,111	65,389	7%	15-Aug-17
b	)	8-Sep-16	80,000	51,306	28,694	7%	8-Sep-17
b	)	11-Nov-16	80,000	68,117	11,883	7%	11-Nov-17
b	)	6-Dec-16	88,000	78,504	9,496	7%	6-Dec-17
b	)	9-Jan-17	84,000	78,209	5,791	7%	9-Jan-18
b	)	3-Mar-17	32,000	30,182	1818	7%	3-Mar-18
c	)	2-Feb-17	159,750	154,449	5,301	8%	2-Feb-17
c	)	15-Mar-17	96,000	93,473	2,527	8%	15-Mar-18
b	)	7-Oct-16	465,000	451,260	13,740	7%	7-Apr-18
b	)	7-Nov-16	285,036	209,592	75,444	7%	7-May-18
b	)	12-Dec-16	287,444	68,160	219,284	7%	12-Jun-18
b	)	18-Jan-17	284,057	109,480	174,577	7%	7-Apr-18
b	)	7-Apr-17	25,000	23,757	1,243	8%	7-Apr-18
b	)	3-May-17	27,000	25,998	1,002	8%	3-May-18
c	)	5-May-17	30,000	28,997	1,003	8%	5-May-18
b	)	2-Jun-17	27,000	26,257	743	8%	2-Jun-18

			5,767,504	2,259,604	3,507,900

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

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
(Expressed in US Dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

During the six months ended June 30, 2017, the Company received net proceeds from convertible debentures of $726,060.

During the six months ended June 30, 2017, $289,484 of convertible debentures were settled by issuing 599,157,030 shares of common stock of the Company.

During the six months ended June 30, 2017, the Company incurred $40,250 in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the six months ended June 30, 2017, the Company incurred $1,451,393 in accretion and interest expense in connection with the convertible debentures.

At June 30, 2017, convertible debentures with the principal amount of $5,757,504 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2017 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to June 30, 2017 are now due on demand.

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

As of December 31, 2016 Hang With had not delivered any of the preferred or common shares to the Company. During the year ended December 31, 2016, the Company had paid Hang With $575,000 which has been written off as a loss on investment. During the six months ended June 30, 2017, the Company had paid Hang With $175,000 in connection to the fourth Closing which has been written off as a loss on investment.

FRIENDABLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JUNE 30, 2017
(Expressed In US Dollars)

12.  LOSS ON SETTLEMENT AGREEMENT

The Company and Joseph Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed on April 1, 2014. On December 7, 2016, Mr. Canouse obtained a judgment in state court in Georgia in the amount of $82,931 and the right to garnish the Company’s bank accounts. On April 7, 2017, the Company entered into a Settlement Agreement with Mr. Canouse (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue an 8% Convertible Note (the “Note”) in the principal amount of $82,931 to an entity controlled by Mr. Canouse. Under the terms of the Agreement, in return for the issuance of the Note, Mr. Canouse will file a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities. As of December 31, 2016, the Company recorded a loss on settlement agreement of $82,931 and accrued a corresponding liability. As of June 30, 2017, the Note has not been issued.

13.  SUBSEQUENT EVENTS

a)	Subsequent to June 30, 2017, the Company issued 118,500,000 shares of common stock in connection with service agreements.

b)
On July 21, 2017, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 will be upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock which is not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable.

In connection with the Alpha Notes and Alpha SPA, the Company also entered into a Pledge Agreement whereby as collateral security, the Company pledged shares of common stock of its subsidiary, Fan Pass, Inc. The number of shares pledged will be determined at a later date. The Company also has pledged collateral to Alpha Capital in the form of the Fan Pass Security Agreement which grants a security interest in and to, a lien upon and a right of set-off against all of their respective right, title and interest to the assets of Fan Pass Inc, including all intellectual property. The Alpha Notes have a beneficial ownership limitation such that Alpha Capital can never own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Alpha Notes.

For its services as a placement agent for this transaction, Palladium Capital Advisors, LLC (“Palladium”) shall receive compensation of 8% of the aggregate purchase price paid in each Closing, the amount being $24,000 for the first closing. The Company has agreed to pay legal costs of $50,000 payable upon the First Closing, and an additional $50,000 upon the funding of the second tranche of $200,000, and $40,000 within thirty (30) days that Fan Pass, Inc. has a class of common stock registered pursuant to Section 12(g) of the Exchange Act.

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

On February 3, 2014, we completed a merger with iHookup Social, Inc., a Delaware corporation (“iHookup”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 31, 2014. Pursuant to the Merger Agreement, we incorporated a new subsidiary called iHookup Operations Corp, a Delaware corporation, which merged with and into iHookup, causing the subsidiary’s separate existence to cease and iHookup to become a wholly-owned subsidiary of the Company. iHookup’s stockholders exchanged all of their twelve million (12,000,000) shares of outstanding common stock for fifty million (50,000,000) shares of the Company’s newly designated Series A Preferred Stock. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders. The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holderare convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the transaction, the former Friendable stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

On May 31, 2017, the Company filed an Amendment to its Articles of Incorporation increasing the authorized common stock from 10,000,000,000 to 15,000,000,000 shares. On June 28, 2017, the Company incorporated a subsidiary, Fan Pass Inc., a Nevada corporation, which was incorporated to hold all of the assets of the mobile application “Fan Pass Live”.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

	Three Months Ended June 30, 2017 $	Three Months Ended June 30, 2016 $	Six Months Ended June 30, 2017 $	Six Months Ended June 30, 2016 $
REVENUES	2,535	7,189	5,578	18,580

OPERATING EXPENSES
Accretion and interest expense	805,129	570,789	1,451,393	1,178,796
App hosting	142,826	80,473	277,826	228,552
Commissions	760	2,157	1,673	5,544
Financing costs	-	37,768	-	75,458
General and administrative	227,578	270,391	459,379	460,723
Product development	42,050	64,113	92,450	159,234
Sales and marketing	63,809	557,098	163,303	772,601

TOTAL OPERATING EXPENSES	1,282,152	1,582,789	2,446,024	2,880,908

LOSS FROM OPERATIONS	(1,279,617)	(1,575,600)	(2,440,446)	(2,862,328)

OTHER EXPENSES
Loss on investment	-	-	(175,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,279,617)	(1,575,600)	(2,615,446)	(2,862,328)

For the three months ended June 30, 2017 compared to June 30, 2016

Revenues

The Company had revenue of $2,535 and $7,189 during the three months ended June 30, 2017 and 2016, respectively, a decrease of 65%. The decrease in revenue was due to the Company’s effort to increase shareholder value by reducing subscriptions fees and adding to the registered user base.

Accretion and interest expense

Accretion and interest expenses were incurred in the amount of $805,129 and $570,789 for the three months ended June 30, 2017 and 2016, respectively. The increase is attributable to more convertible notes.

App hosting

App hosting expenses were incurred in the amount of $142,826 and $80,473 for the three months ended June 30, 2017 and 2016, respectively. The increase is attributable to more registered users of the app.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $227,578 and $270,391 for the three months ended June 30, 2017 and 2016, respectively. Expenses were higher in 2016 due to higher professional fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Product Development Expenses

Product development expenses were incurred in the amount of $42,050 and $64,113 during the three months ended June 30, 2017 and 2016, respectively, a decrease of 34%. The decrease in product development expenses was due to reduced Android development.

Financing Expenses

During the three months ended June 30, 2017, financing expenses were $0 as compared to $37,768 during the three months ended June 30, 2016. The decrease in financing expenses was due to changes in accounting methods.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $63,089 and $557,098 during the three months ended June 30, 2017 and 2016, respectively. The decrease in sales and marketing expenses was due to reduced celebrity advertising expenditures.

Net Loss

The Company had a net loss for the three months ended June 30, 2017 of $1,279,617 as compared to a net loss of $1,575,600 for the three months ended June 30, 2016, a decrease of 19%. The decrease in net loss was due primarily to lower general and administrative and sales and marketing costs offset by higher accretion and interest and app hosting expenses.

For the six months ended June 30, 2017 compared to June 30, 2016

Revenues

The Company had revenue of $5,578 and $18,580 during the six months ended June 30, 2017 and 2016, respectively, a decrease of 70%. The decrease in revenue was due to the Company’s effort to increase shareholder value by reducing subscriptions fees and adding to the registered user base.

Accretion and interest expense

Accretion and interest expenses were incurred in the amount of $1,451,393 and $1,178,796 for the three months ended June 30, 2017 and 2016, respectively. The increase is attributable to more convertible notes.

App hosting

App hosting expenses were incurred in the amount of $277,826 and $228,552 for the three months ended June 30, 2017 and 2016, respectively. The increase is attributable to more registered users of the app.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $459,379 and $460,723 for the six months ended June 30, 2017 and 2016, respectively.

Product Development Expenses

Product development expenses were incurred in the amount of $92,450 and $159,234 during the six months ended June 30, 2017 and 2016, respectively, a decrease of 42%. The decrease in product development expenses was due to reduced Android development.

Financing Expenses

During the six months ended June 30, 2017, financing expenses were $0 as compared to $75,458 during the six months ended June 30, 2016. The decrease in financing expenses was due to changes in accounting methods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $163,303 and $772,601 during the six months ended June 30, 2017 and 2016, respectively. The decrease in sales and marketing expenses was due to reduced celebrity advertising expenditures.

Net Loss

The Company had a net loss for the six months ended June 30, 2017 of $2,615,446 as compared to a net loss of $2,862,328 for the six months ended June 30, 2016, a decrease of 9%. The decrease in net loss was due primarily to lower product development and sales and marketing costs offset by a loss on the Hang With investment and higher accretion and interest and app hosting expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Current Assets	$11,937	$127,776
Current Liabilities	5,557,752	3,732,596
Working Capital (Deficiency)	$(5,545,815)	$(3,604,820)

Current assets for the quarter ended June 30, 2017 decreased compared to December 31, 2016 primarily due to less cash on hand.

Current liabilities for the quarter ended June 30, 2017 increased compared to December 31, 2016 primarily due to additional convertible debentures and increased accounts payable.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2017	June 30, 2016
Net Cash Used in Operating Activities	$(670,864)	$(1,359,555)
Net Cash Used in Investing Activities	(175,000)	-
Net Cash Provided by Financing Activities	726,060	1,457,271
Net Increase (Decrease) in Cash	$(119,804)	$97,716

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Cash Used in Operating Activities

Our cash used in operating activities of $670,864 for the six month period ended June 30, 2017 consisted primarily of a net loss of ($2,615,446) offset by adjustments of $1,234,791 for accretion expense, an increase in accounts payable of $312,714, and $175,000 for loss on investment.

Net Cash Used in Investing Activities

Net cash used cash in investing activities for the six month period ended June 30, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $726,060 for the six month period ended June 30, 2017 and $1,457,271 for the six month period ended June 30, 2016 consisted of the issuance of convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Going Concern

As of June 30, 2017, the Company has a working capital deficiency of $5,545,815 and has an accumulated deficit of $16,115,733 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES. - continued

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to addressinadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2017, the Company issued 599,157,030 shares of common stock to various convertible note holders for full and partial conversion of the notes.

During the six months ended June 30, 2017, the Company issued 4,720,000 shares of common stock to consultants as payment for finder’s fees.

During the six months ended June 30, 2017, the Company issued 175,099,361 shares of common stock to various Series A preferred stockholders on conversion of 293 preferred shares.

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

FRIENDABLE, INC.

Date: August 16, 2017	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 16, 2017	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)