Form 10-Q
period 2017-09-30
Friendable, Inc.
filed 2017-11-20
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

4,772,310,369 shares of common stock outstanding as of November 19, 2017

 i

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

 iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

 FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2017 (Unaudited)	December 31, 2016

Current assets
Cash	$-	$119,804
Accounts receivable	1,005	1,009
Prepaid expenses	6,863	6,963
Total current assets	7,868	127,776

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$42,868	$162,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 8)	2,394,419	1,554,350
Convertible debentures (Note 10)	4,460,478	2,171,923
Deferred revenue	-	6,323

Total current liabilities	6,854,897	3,732,596

Convertible debentures (Note 10)	-	218,964

Total liabilities	6,854,897	3,951,560
Going concern (Note 1)
Commitments (Note 7)
Subsequent event (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2016 – 21,655) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 3,388,135,026 (December 31, 2016 – 1,068,031,823) shares issued and outstanding (Note 4)	338,814	106,803
Additional paid-in capital	10,782,464	9,609,198
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(17,928,809)	(13,500,287)
Total Stockholders' Deficit	(6,812,029)	(3,788,784)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,868	$162,776

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
	$	$	$	$
REVENUES	2,298	5,915	7,876	24,495

OPERATING EXPENSES
Accretion and interest expense (Note 10)	1,263,476	335,468	2,714,869	1,514,264
App hosting (Note 8)	141,011	89,652	418,837	318,204
Commissions	690	1,774	2,363	7,318
Financing costs	-	38,067	-	113,525
General and administrative (Note 8)	216,498	218,127	675,877	678,850
Product development (Note 8)	133,000	80,386	225,450	239,620
Sales and marketing	60,699	606,515	224,002	1,379,116

TOTAL OPERATING EXPENSES	1,815,374	1,369,989	4,261,398	4,250,897

LOSS FROM OPERATIONS	(1,813,076)	(1,364,074)	(4,253,522)	(4,226,402)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	(175,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,813,076)	(1,364,074)	(4,428,522)	(4,226,402)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,251,340,870	678,909,446	1,747,564,991	454,287,515

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2015 TO SEPTEMBER 30, 2017
(Expressed in US dollars)
(Unaudited)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,697,308	$(4,500)	$(7,387,048)	$(1,672,340)

Shares issued for services	65,465,714	6,547	—	—	231,545	—	—	238,092

Conversion of convertible notes (Note 10)	652,069,721	65,207	—	—	311,248	—	—	376,455

Conversion of preferred shares (Note 4)	104,524,944	10,452	(510)	—	(10,452)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,882,248	—	—	2,882,248

Exercise of warrants	26,993,902	2,699	—	—	(2,699)	—	—	—

Debt forgiveness (Note 8)	—	—	—	—	500,000	—	—	500,000

Net loss for the year	—	—	—	—	—	—	(6,113,239)	(6,113,239)

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	1,899,157,030	189,916	—	—	312,220	—	—	502,136

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	834,451	—	—	834,451

Net loss for the period	—	—	—	—	—	—	(4,428,522)	(4,428,522)

Balance September 30, 2017	3,388,135,026	$338,814	21,267	$2	$10,782,464	$(4,500)	$(17,928,809)	$(6,812,029)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from Operating Activities:
Net loss	$(4,428,522)	$(4,226,402)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	367,355	182,064
Accretion expense	2,347,514	1,342,434
Shares issued for services	68,690	-
Loss on investment	175,000	177,034
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	4	2,645
Decrease in prepaid expenses	100	-
Increase in accounts payable	545,285	276,166
Net Cash Used in Operating Activities	(924,574)	(2,246,059)

Cash Flows Used in Investing Activities:
Investment in Hang With	(175,000)	-
Net Cash Used in Investing Activities	(175,000)	-

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	979,770	2,251,508

Net Cash Provided by Financing Activities	979,770	2,251,508

Net Increase(Decrease) in Cash	(119,804)	5,449

Cash on Hand – Beginning	119,804	15,880

Cash on Hand – Ending	$-	$21,329

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$213,255
Convertible debentures issued to extinguish promissory notes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
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

On June 28, 2017, the Company incorporated a subsidiary, Fan Pass Inc., a Nevada corporation, which was incorporated to undertake the development of the mobile application “The Fan Pass App”.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2017, the Company has a working capital deficiency of $6,847,029 and has an accumulated deficit of $17,928,809 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2017.

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the nine months ended September 30, 2017, the Company incurred $26,179 (September 30, 2016: $1,379,116) in advertising costs.

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

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the nine months ended September 30, 2017 and 2016, the Company did not have any allowance for doubtful accounts.

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

As of September 30, 2017, there were approximately 38,807,536,857 potentially dilutive shares outstanding.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”. ASU 2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

3.  INTANGIBLE ASSETS

As at September 30, 2017, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2017

During the nine months ended September 30, 2017, the Company issued 1,899,157,030 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the nine months ended September 30, 2017, the Company issued 123,220,000 shares of common stock as payment for services.

During the nine months ended September 30, 2017, the Company issued 297,726,173 shares of common stock to various Series A preferred stockholders on conversion of 388 preferred shares.

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

5.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the nine months ended September 30, 2017 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2016	978,335,757	0.005
Warrants issued	118,000,000	0.003
Balance, September 30, 2017	1,096,335,757	0.004

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of September 30, 2017:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2017, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
			$	$
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, September 30, 2017	3,075	1,044	5.82	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of September 30, 2017:

$

Employment Agreements (1)	75,000

 (1) Employment agreements with related parties.

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in US dollars)

 8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2017, the Company incurred $364,000 (2016: 332,667) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2017, the Company incurred $688,837 (2016: $588,204) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses, respectively.

As of September 30, 2017, the Company had a stock subscription receivable totaling $4,500 (December 31, 2016: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2017, accounts payable includes $429,437 (December 31, 2016: $234,058) payable to a company with two officers and directors in common, and $376,667 (December 31, 2015: $215,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of September 30, 2017, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in US dollars)

 10.  CONVERTIBLE DEBENTURES

Current Convertible Debentures:

Conversion Feature	Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a )	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
b )	5-Aug-15	631,800	-	631,800	7%	5-Feb-17
b )	5-Aug-15	18,750	-	18,750	7%	5-Feb-17
d )	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
d )	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
c )	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
d )	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
d )	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
c )	11-May-15	50,000	-	50,000	8%	10-May-16
d )	2-Jun-15	29,500	-	29,500	8%	1-Jun-16
d )	2-Jun-15	45,966	-	45,966	8%	1-Jun-16
d )	2-Jun-15	10,000	-	10,000	8%	1-Jun-16
d )	2-Jun-15	58,540	-	58,540	8%	1-Jun-16
d )	2-Jun-15	35,408	-	35,408	8%	1-Jun-16
d )	2-Jun-15	20,758	-	20,758	8%	1-Jun-16
c )	11-Jun-15	50,000	-	50,000	8%	10-Jun-16
d )	16-Jun-15	30,464	-	30,464	8%	15-Jun-16
d )	19-Jun-15	30,000	-	30,000	8%	18-Jun-16
d )	19-Jun-15	35,408	-	35,408	8%	18-Jun-16
c )	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d )	24-Jun-15	35,000	-	35,000	8%	23-Jun-16
c )	24-Jun-15	37,500	-	37,500	8%	23-Jun-16
d )	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
d )	1-Aug-15	17,408	-	17,408	8%	4-Aug-16
d )	1-Aug-15	30,000	-	30,000	8%	1-Aug-16
d )	1-Aug-15	35,408	-	35,408	8%	1-Aug-16
d )	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b )	3-May-16	50,000	-	50,000	8%	3-May-17
c )	3-May-16	50,000	-	50,000	8%	3-May-17
d )	3-May-16	29,500	-	29,500	8%	3-May-17
d )	3-May-15	45,965	-	45,965	8%	3-May-17
b )	24-May-16	61,571	-	61,571	8%	24-May-17
d )	24-May-16	30,464	-	30,464	8%	24-May-17
b )	26-May-16	157,500	-	157,500	8%	26-May-17
d )	15-Jun-16	5,000	-	5,000	8%	15-Jun-17
b )	2-Jun-16	160,000	-	160,000	7%	2-Jun-17
b )	2-Jun-16	4,000	-	4,000	7%	2-Jun-17
b )	15-Jun-16	50,000	-	50,000	7%	15-Jun-17
b )	15-Jun-16	1,250	-	1,250	7%	15-Jun-17
b )	17-May-16	100,000	-	100,000	7%	8-Sep-17
b )	17-May-16	2,500	-	2,500	7%	8-Sep-17
b )	19-May-16	110,000	-	110,000	7%	8-Sep-17
b )	19-May-16	2,750	-	2,750	7%	8-Sep-17
b )	27-Jan-16	250,000	-	250,000	7%	27-Jul-17
b )	8-Mar-16	110,000	-	110,000	7%	8-Sep-17
b )	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
b )	8-Mar-16	5,000	-	5,000	7%	8-Sep-17
b )	8-Mar-16	90,000	-	90,000	7%	8-Sep-17
b )	7-Jul-16	50,000	-	50,000	7%	8-Sep-17
b )	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
b )	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
b )	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
b )	7-Jul-16	1,250	-	1,250	7%	8-Sep-17
b )	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
b )	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
b )	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
b )	4-Aug-16	110,000	-	110,000	7%	4-Aug-17
b )	15-Aug-16	157,500	-	157,500	7%	15-Aug-17

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b )	8-Sep-16	80,000	-	80,000	7%	8-Sep-17
b )	11-Nov-16	80,000	40,896	39,104	7%	11-Nov-17
b )	6-Dec-16	88,000	55,689	32,311	7%	6-Dec-17
b )	9-Jan-17	84,000	63,565	20,435	7%	9-Jan-18
b )	3-Mar-17	32,000	27,032	4,968	7%	3-Mar-18
c )	2-Feb-17	109,305	89,610	19,695	8%	2-Feb-17
c )	15-Mar-17	96,000	87,066	8,934	8%	15-Mar-18
b )	7-Oct-16	465,000	422,483	42,517	7%	7-Apr-18
b )	7-Nov-16	286,376	172,389	113,987	7%	7-May-18
b )	12-Dec-16	289,142	51,824	237,318	7%	12-Jun-18
b )	18-Jan-17	286,208	79,133	207,075	7%	7-Apr-18
b )	7-Apr-17	25,000	21,734	3,266	8%	7-Apr-18
b )	3-May-17	27,000	24,404	2,596	8%	3-May-18
c )	5-May-17	30,000	27,342	2,658	8%	5-May-18
b )	2-Jun-17	27,000	25,068	1,932	8%	2-Jun-18
b )	21-Jul-17	231,761	200,164	31,597	7%	21-Jul-18
b )	21-Jul-17	24,000	14,059	9,941	7%	21-Jul-18

		5,862,936	1,402,458	4,460,478

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

d)
The conversion price of $0.0005.

During the nine months ended September 30, 2017, the Company received net proceeds from convertible debentures of $979,770.

During the nine months ended September 30, 2017, $620,336 of convertible debentures were settled by issuing 1,899,157,030 shares of common stock of the Company.

During the nine months ended September 30, 2017, the Company incurred $90,250 in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the nine months ended September 30, 2017, the Company incurred $2,714,869 in accretion and interest expense in connection with the convertible debentures.

At September 30, 2017, convertible debentures with the principal amount of $5,862,936 are subject to a General Security Agreement covering substantially all of the Company’s assets.

 FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2017 the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to September 30, 2017 are now due on demand.

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

As of December 31, 2016 Hang With had not delivered any of the preferred or common shares to the Company. During the year ended December 31, 2016, the Company had paid Hang With $575,000 which has been written off as a loss on investment. During the nine months ended September 30, 2017, the Company had paid Hang With $175,000 in connection to the fourth Closing which has been written off as a loss on investment.

12.  LOSS ON SETTLEMENT AGREEMENT

The Company and Joseph Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed on April 1, 2014. On December 7, 2016, Mr. Canouse obtained a judgment in state court in Georgia in the amount of $82,931 and the right to garnish the Company’s bank accounts. On April 7, 2017, the Company entered into a Settlement Agreement with Mr. Canouse (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue an 8% Convertible Note (the “Note”) in the principal amount of $82,931 to an entity controlled by Mr. Canouse. Under the terms of the Agreement, in return for the issuance of the Note, Mr. Canouse will file a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities. As of December 31, 2016, the Company recorded a loss on settlement agreement of $82,931 and accrued a corresponding liability. As of September 30, 2017, the Note has not been issued.

13.  SUBSEQUENT EVENT

a)	Subsequent to September 30, 2017, the Company issued 1,384,175,343 shares of common stock on conversion of $237,017 of convertible debt.

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

On May 31, 2017, the Company filed an Amendment to its Articles of Incorporation increasing the authorized common stock from 10,000,000,000 to 15,000,000,000 shares. On June 28, 2017, the Company incorporated a subsidiary, Fan Pass Inc., a Nevada corporation, which was incorporated to undertake the development of the mobile application “The Fan Pass App”.

Friendable, Inc. is a mobile technology company that develops, acquires, and invests in mobile applications with a social focus. In 2013, the Company released its flagship product Friendable, a mobile social application where users can create one-on-one or group-style meetups for food, drinks, live music, or any occasion. In 2017, Friendable, Inc. plans to release “Fan Pass”, a live streaming video application where fans can watch exclusive video content of their favorite celebrities by subscribing to celebrity channels. Through the Friendable and Fan Pass mobile applications, Friendable Inc. aims to become the premier social platform dedicated to connecting and engaging users to expand connections beyond today’s existing limitations. The Company’s Fan Pass mobile app, as well as the Fan Pass, Inc. business operations are currently in a development stage.

The Company’s first product was the Friendable app, a mobile social application for mobile devices where users can create one-on-one or group-style meet-ups for food, drinks, live music, or any other occasion. Since its inception in 2013, Friendable has generated more than 1 million downloads, 900,000 registered users, and 700,000 user profiles, and has been featured in popular music videos such as the 2016 hit “Ain’t Your Mama” by singer Jennifer Lopez (over 390 million views on YouTube). The Company expects the Friendable app to continue acquiring users organically and through various forms of social media. The current version of the Friendable application continues to need additional capital to be used on various forms of R&D, including upgrades that conform with the most recent versions of Apple’s updated IOS as well as any Google requirements that may render the apps performance sub-par or not usable.

In 2018, the Company intends to identify a merger candidate for Friendable, Inc., the ideal candidate would be in the technology sector, having a solid management team, business model and ultimately an “X” Factor opportunity for explosive growth in an underserved or emerging market. Additionally, the Company intends to complete the spin off “Fan Pass, Inc.”, file an S1 registration statement and become a stand-alone public company under the Fan Pass brand. Friendable, Inc. management also intends to resume their respective positions (those currently held at Friendable) as well as taking on these very same responsibilities for Fan Pass, Inc. Part of completing the Fan Pass, Inc. spin out and S1 registration statement will be a distribution of Fan Pass, Inc. shares to all Friendable, Inc. (FDBL) shareholders of record (record date TBD).

Having a strategy that provides a new and exciting business opportunity for Friendable, Inc. will provide the opportunity for a WIN WIN on both sides for our shareholders and will allow Fan Pass, Inc. to pursue the release of the Fan Pass mobile app. The app is designed as a live streaming video application whereby fans can view exclusive back-stage and uncensored video content from their favorite performing artists and/or celebrity, live or on an archived basis. The Company is developing the mobile application and seeking to leverage partnerships with prominent artists, which Friendable has established previous relationships with in 2017. Through these celebrity partnerships, the Company believes Fan Pass will convert the built-in fan bases of these artists into the application’s initial viewership base, making quick and large scalability a real option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
	$	$	$	$
REVENUES	2,298	5,915	7,876	24,495

OPERATING EXPENSES
Accretion and interest expense (Note 10)	1,263,476	335,468	2,714,869	1,514,264
App hosting (Note 8)	141,011	89,652	418,837	318,204
Commissions	690	1,774	2,363	7,318
Financing costs	-	38,067	-	113,525
General and administrative (Note 8)	216,498	218,127	675,877	678,850
Product development (Note 8)	133,000	80,386	225,450	239,620
Sales and marketing	60,699	606,515	224,002	1,379,116

TOTAL OPERATING EXPENSES	1,815,374	1,369,989	4,261,398	4,250,897

LOSS FROM OPERATIONS	(1,813,076)	(1,364,074)	(4,253,522)	(4,226,402)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	(175,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,813,076)	(1,364,074)	(4,428,522)	(4,226,402)

For the three months ended September 30, 2017 compared to September 30, 2016

Revenues

The Company had revenue of $2,298 and $5,915 during the three months ended September 30, 2017 and 2016, respectively, a decrease of 61%. The decrease in revenue was due to the Company’s effort to increase shareholder value by reducing subscriptions fees and adding to the registered user base.

Accretion and interest expense

Accretion and interest expenses were incurred in the amount of $1,263,476 and $335,468 for the three months ended September 30, 2017 and 2016, respectively. The increase is attributable to more convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

App hosting

App hosting expenses were incurred in the amount of $141,011 and $89,652 for the three months ended September 30, 2017 and 2016, respectively. The increase is attributable to more registered users of the app.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $216,498 and $218,127 for the three months ended September 30, 2017 and 2016, respectively.

Product Development Expenses

Product development expenses were incurred in the amount of $133,000 and $80,386 during the three months ended September 30, 2017 and 2016, respectively. The increase in product development expenses was due to Fan Pass development.

Financing Expenses

During the three months ended September 30, 2017, financing expenses were $0 as compared to $38,067 during the three months ended September 30, 2016. The decrease in financing expenses was due to changes in accounting methods.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $60,699 and $606,515 during the three months ended September 30, 2017 and 2016, respectively. The decrease in sales and marketing expenses was due to reduced celebrity advertising expenditures.

Net Loss

The Company had a net loss for the three months ended September 30, 2017 of $1,813,076 as compared to a net loss of $1,364,074 for the three months ended September 30, 2016, an increase of 33%. The increase in net loss was due primarily to lower general and administrative and sales and marketing costs offset by higher accretion and interest, product development, and app hosting expenses.

For the nine months ended September 30, 2017 compared to September 30, 2016

Revenues

The Company had revenue of $7,876 and $24,495 during the nine months ended September 30, 2017 and 2016, respectively, a decrease of 68%. The decrease in revenue was due to the Company’s effort to increase shareholder value by reducing subscriptions fees and adding to the registered user base.

Accretion and interest expense

Accretion and interest expenses were incurred in the amount of $2,714,869 and $1,514,264 for the nine months ended September 30, 2017 and 2016, respectively. The increase is attributable to more convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

App hosting

App hosting expenses were incurred in the amount of $418,837 and $318,204 for the three months ended September 30, 2017 and 2016, respectively. The increase is attributable to more registered users of the app.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $675,877 and $678,850 for the nine months ended September 30, 2017 and 2016, respectively.

Product Development Expenses

Product development expenses were incurred in the amount of $225,450 and $239,620 during the nine months ended September 30, 2017 and 2016, respectively.

Financing Expenses

During the nine months ended September 30, 2017, financing expenses were $0 as compared to $113,525 during the nine months ended September 30, 2016. The decrease in financing expenses was due to changes in accounting methods.

Sales and Marketing Expenses

Sales and marketing expenses were incurred in the amount of $224,002 and $1,379,116 during the nine months ended September 30, 2017 and 2016, respectively. The decrease in sales and marketing expenses was due to reduced celebrity advertising expenditures.

Net Loss

The Company had a net loss for the nine months ended September 30, 2017 of $4,253,522 as compared to a net loss of $4,226,402 for the nine months ended September 30, 2016. The increase in net loss was due primarily to lower product development and sales and marketing costs offset by a loss on the Hang With investment and higher accretion and interest and app hosting expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Current Assets	$7,868	$127,776
Current Liabilities	6,854,897	3,732,596
Working Capital (Deficiency)	$(6,847,029)	$(3,604,820)

Current assets for the quarter ended September 30, 2017 decreased compared to December 31, 2016 primarily due to less cash on hand.

Current liabilities for the quarter ended September 30, 2017 increased compared to December 31, 2016 primarily due to additional convertible debentures and increased accounts payable.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2017	September 30, 2016
Net Cash Used in Operating Activities	$(924,574)	$(2,246,059)
Net Cash Used in Investing Activities	(175,000)	-
Net Cash Provided by Financing Activities	979,770	2,251,508
Net Increase (Decrease) in Cash	$(119,804)	$5,449

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Cash Used in Operating Activities

Our cash used in operating activities of $924,574 for the nine month period ended September 30, 2017 consisted primarily of a net loss of ($4,428,522) offset by adjustments of $2,714,869 for accretion and interest expense, an increase in accounts payable of $545,285, and $175,000 for loss on investment.

Net Cash Used in Investing Activities

Net cash used cash in investing activities for the nine month period ended September 30, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $979,770 for the nine month period ended September 30, 2017 and $2,251,508 for the nine month period ended September 30, 2016 consisted of the issuance of convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Securities Purchase Agreement, Convertible Note, and Pledge Agreement with Alpha Capital Anstalt

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern

As of September 30, 2017, the Company has a working capital deficiency of $6,847,029 and has an accumulated deficit of $17,928,809 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 4. CONTROLS AND PROCEDURES(CONTINUED)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Please refer to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2017. In addition, Alpha Capital Anstalt has placed security all Company assets as a result of the July 21, 2017 financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2017, the Company issued 1,899,157,030 shares of common stock to various convertible note holders for full and partial conversion of the notes.

During the nine months ended September 30, 2017, the Company issued 123,220,000 shares of common stock to consultants as payment for finder’s fees and consulting services.

During the nine months ended September 30, 2017, the Company issued 297,726,173 shares of common stock to various Series A preferred stockholders on conversion of 388 preferred shares.

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
4.3
8% Convertible Redeemable Note dated March 13, 2017 issued by the Company to Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

4.4
10 % Convertible Redeemable Note dated July 21, 2017 issued by the Company to Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 2, 2017)

(10)	Material Contracts
10.1
Securities Purchase Agreement dated February 2, 2017 by and between the Company and EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 6, 2017)

10.2
Securities Purchase Agreement dated March 15, 2017 by and between the Company and EMA Financial, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

10.3
Securities Purchase Agreement dated March 13, 2017 by and between the Company and Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 23, 2017)

10.4
Securities Purchase Agreement dated July 21, 2017 by and between the Company and Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 2, 2017)

10.5
Fan Pass Security Agreement dated July 21, 2017 by and between the Company and Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 2, 2017)

10.6	Pledge Agreement dated July 21, 2017 by and between the Company and Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 2, 2017)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
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

FRIENDABLE, INC.

Date: November 20, 2017	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)