Form 10-K
period 2017-12-31
Friendable, Inc.
filed 2018-04-17
CIK 1414043

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2017
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
Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,148,118, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2017 of $0.0007 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2018, there were 5,553,310,369 shares of the registrant’s common stock issued and outstanding.

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

Who We Are

The Company is a mobile-social technology company focused on connecting and engaging users through its existing social networking app “Friendable” and a new application scheduled to roll out in 2018, Fan Pass.

The Company’s first product was launched under the same name as the Company, the Friendable app. The app provides a mobile social network for both iOS and Android mobile devices/operating systems and allows users to create one-on-one or group-style meet-ups for food, drinks, live music venues, or any other occasion, based on location. Since its inception in 2013, Friendable has generated more than 1 million downloads, 800,000 registered users, and approximately 600,000 user profiles, and has been featured in popular music videos such as the 2016 hit “Ain’t Your Mama” by singer Jennifer Lopez. The Company seeks to explore new opportunities for growth, partnerships, mergers or acquisitions in 2018.

ITEM 1. BUSINESS - continued

In 2018, the Company intends to release a beta version of its Fan Pass mobile application for user testing as well as complete a version of Fan Pass ready for commercial release. Additionally, Fan Pass is its own Corporation that is currently wholly owned by Friendable, Inc., and on a path to be spun off as a separate entity. The spin-off of Fan Pass, Inc. is intended to result in a share issuance to all Friendable shareholders as the Company files an S1 registration statement to become a stand-alone public company.

The Fan Pass app has been designed to capture and monetize content via live streaming video. Video content will be the focus in which the Company will build content related assets and allow brands/social media influencers to unite. The app has the opportunity to provide fans to capture and/or view exclusive back-stage and uncensored video content from their favorite performing artists and celebrities (social media influencers). Fan Pass is currently working on its application, as well as establishing partnerships with some of the very same and prominent artists utilized by Friendable in the past. These artists include Jennifer Lopez, Austin Mahone, Meghan Trainor, Fetty Wap, and more. Through these previous celebrity partnerships, Fan Pass believes it can drive downloads and convert downloads to users, this approach allows Fan Pass to leverage built-in fan bases into the application’s initial viewership base, making quick and large scalability a real possibility.

Mobile Applications

Introduction

The Friendable Mobile Application:

Friendable is a "friends-first" approach to making new connections. Unlike platforms like Facebook and Instagram where users post what they did in the past, Friendable’s features are designed and focused on living in the present and looking forward to the future:

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

As of April 2018, Friendable has been downloaded over 1 million times across iOS and Android.

ITEM 1. BUSINESS - continued

“Everything Starts with Friendship.”

Management believes that its Friendable app and brand, along with its existing feature set is in need of upgrades, expansion and more intelligent technology integration to stay competitive in the Social Networking category. With such upgrades being extremely costly and the existing user base growing only through search and organic word of mouth, Friendable intends to seek strategic partners that may provide new opportunities to create value for the Company’s shareholders by pivoting the app or its business focus in a new direction.

The Fan Pass Live Application (Development Project)

Fan Pass will be an online, mobile-based, video application that the Company believes will empower the end user by attracting brands, social influencers, artists, musicians and celebrities to build a significant content base and then deliver live, exclusive video content to their fan bases/app users. The app is to be available on both iOS and Android operating systems. Examples of content may include:

■
Branded Backstage access before, during or after an event
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

ITEM 1. BUSINESS - continued

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

“Empowering users, influencers and artists everywhere to deliver live, exclusive video content.”

Marketing

We intend to market our applications utilizing a variety of online and offline marketing activities, brand partnerships and social influencers that can spread the word far and wide.

The Company believes various marketing initiatives will combine celebrity driven outreach to social media followers and fans, specialized content, digital marketing, and live event marketing to optimize market reach.

Celebrity Marketing: Celebrity partners intend to utilize social media, music videos, live events and existing fan marketing to market Fan Pass Live and Friendable app.

Event Marketing: Marketing / business development teams will market the application at live events around music video releases, concerts, private events, promotional events, and other festivities. In addition, video and photography crews will take pictures and videos at events for public relations and social media.

Digital Marketing: The Company intends to utilize digital marketing avenues such as: celebrity direct-to-fan; digital ad campaigns on social media and search engines; search engine optimization; and other digital marketing initiatives that will utilize celebrity and user generated content for maximum market reach.

The Company also intends to utilize online marketing channels such as Google and social media marketing, display advertising, and online publications. The Company will continually track cost of user acquisition, the lifetime value of each customer, and ROI of all marketing expenditures to reduce expenses and increase overall profit margins.

The creation of a business development team that will curate the Company’s internal and external growth goals, and traditional forms of advertising such as television and radio are also key avenues. The goal of using these channels is to create a platform for the long-term success and brand awareness, a matrix of the Company’s planned marketing channels is listed below:

Marketing Initiatives

ITEM 1. BUSINESS - continued

Revenue

The Friendable application is still pre-revenue based on its model to generates revenue through advertisements on the application, including sponsorships. Revenue in these areas can only be achieved through reaching a critical mass of users with daily, weekly and monthly active users that may be positioned for monetization.

The Company believes the Fan Pass application will generate revenue utilizing various avenues of pursuit:

■
brand sponsorship and/or monthly branded campaigns
■
social media influencers and promotion
■
content creation and development
■
advertising revenue from both live and archived videos
■
a monthly fee for special event channels
■
annual subscription fee for exclusive entitlements
■
a one-time fee for an individual broadcast
■
branded sales of merchandise, including t-shirts, hats, and more

Market Opportunity
Market Overview: Fan Pass

As the need for video streaming grows, so too, the Company believes, does the market opportunity for platforms like Fan Pass. Fan Pass will be a video streaming application that offers exclusive behind-the-scenes video access to celebrities. Consumers will pay a subscription fee to see videos of their favorite musicians at concerts, get a glimpse of their daily lives, or even interact with them. Viewings will include a look inside celebrity tour busses, rooms, private jets, and recording studio sessions, as well exclusive first interviews and back stage entry. Fan Pass aims to increase its market share and build viewership by allowing celebrities to monetize their respective fan-bases through exclusive video features

Intellectual Property

The Company has applied for and been granted protection (copyright & trademark) on the Fan Pass name, logo and brand. The Company also intends, in due course, subject to legal advice, to apply for patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

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

Employees and Key Consultants

The Company has three full time employees and a variety of partners that serve in various consulting capacities based on the Company’s specific needs.

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

ITEM 1A. RISK FACTORS - continued

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

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success.  For example, we currently rely heavily on the trademark “Friendable” to market our product and seek to build and maintain brand loyalty and recognition. We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We may experience cyber-attacks of varying degrees, and as a result, unauthorized parties may obtain, and may in the future obtain, access to its data or its users’ or advertisers’ data. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their accounts to establish and maintain online identities, unauthorized communications from our accounts that have been compromised may damage their reputations. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our products and services that could have an adverse effect on our business and operating results. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and advertisers and we may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Company

Messrs. Dean and Robert Rositano, Jr., as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

-Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 94.5% of our Series A preferred stock. As of April 13, 2018, the following entities and individuals own the following shares of our Series A preferred stock:

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

Our management evaluated our disclosure controls and procedures as of December 31, 2017 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

As of December 31, 2017, our articles of incorporation authorize the issuance of up to 15,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1A. RISK FACTORS - continued

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

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be affected on the OTC Pink marketplace or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

During the year ended December 31, 2017, we received $1,277,445 in convertible note financing. During the quarter ended March 31, 2018, we received $207,000 in convertible note financing. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

Quarter Ended	High Bid	Low Bid
December 31, 2017	$0.0001	$0.0001
September 30, 2017	$0.0007	$0.0001
June 30, 2017	$0.0021	$0.0006
March 31, 2017	$0.0025	$0.0010
December 31, 2016	$0.0045	$0.0013
September 30, 2016	$0.0130	$0.0033
June 30, 2016	$0.0334	$0.0036
March 31, 2016	$0.0065	$0.0029

(b)
Holders of Our Common Stock

As of April 13, 2018, there were 50 registered holders of record of our common stock. As of such date, 5,553,310,369 shares of our common stock were issued and outstanding.

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

(d)
Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 1,899 shares of our common stock are available for issuance under the stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,075	$1,044	1,899
Total	3,075	$1,044	1,899

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

During the fourth quarter of the year ended December 31, 2017, $260,818 of convertible debentures were settled by issuing 1,622,175,343 shares of common stock of the Company. The notes were converted at an average price per share of $0.0002. The shares were issued as follows: 169,000,000 on October 9, 2017, 98,000,000 on October 10, 2017, 182,000,000 on October 17, 2017, 191,400,000 on October 20, 2017, 100,000,000 on October 23, 2017, 100,000,000 on October 26, 2017, 211,000,000 on October 27, 2017, 195,000,000 on November 2, 2017, 137,775,343 on November 3, 2017, and 238,000,000 on December 14, 2017.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2017 and 2016, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Years Ended December 31, 2017 and 2016

Our cash as of December 31, 2017 was $0. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the period from inception (December 4, 2013) to December 31, 2017 we incurred a net loss of $19,138,469. For the year ended December 31, 2017, our net loss was $5,638,182.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our operating expenses for our fiscal years ended December 31, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

REVENUES	$8,694	$28,884

OPERATING EXPENSES
Accretion and interest expense (Note 10)	$3,507,102	$2,073,893
App hosting (Note 8)	557,478	492,487
Commissions	2,608	8,635
General and administrative (Note 8)	863,681	887,345
Financing costs	-	549
Product development (Note 8)	235,450	493,917
Sales and marketing	305,557	1,527,366

TOTAL OPERATING EXPENSES	5,471,876	5,484,192

LOSS FROM OPERATIONS	(5,463,182)	(5,455,308)

OTHER EXPENSES
Loss on investment (Note 12)	(175,000)	(575,000
Loss on settlement agreement (Note 13)	-	(82,931

NET LOSS AND COMPREHENSIVE LOSS	$(5,638,182)	$(6,113,239

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,435,738,177	571,100,443

Revenues

Revenues for the year ended December 31, 2017 decreased $20,190 (70%) to $8,694 as compared to $28,884 for the year ended December 31, 2016. This decrease was primarily due to the Company’s decision to focus on what management believes is a much broader market of “Social Networking – Friendship Meetups” and the re-branding of the application to “Friendable”. As user acquisition remains the Company’s main driver the Friendable mobile app, subscription based services are now offered for free, encouraging user adoption and frequency of use.

Operating Expenses

Operating expenses for the year ended December 31, 2017 and the December 31, 2016 were $5,471,876 and $5,484,192 respectively, a decrease of 0.2%. The decrease was primarily related to decreased marketing initiatives offset by increased accretion and interest expense on additional convertible notes. App Hosting expense also increased due to a higher subscription base.

Net Loss

Our operating results have recognized net loss in the amount of $5,638,182 for the year ended December 31, 2017 as compared to a net loss of $6,113,239 for the year ended December 31, 2016. The decrease was primarily related due to the Company’s loss on investment in Hang W/, Inc. in the prior year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working Capital
	December 31, 2017	December 31, 2016
	(audited)	(audited)
Current Assets	$6,863	$127,776
Current Liabilities	$7,526,021	$3,732,596
Working Capital Deficiency	$(7,519,158)	$(3,604,820)

As of December 31, 2017, current assets consisted primarily of prepaid expenses $6,863. As of December 31, 2016, current assets consisted primarily of cash of $119,804. The increase is primarily related to the issuance of convertible notes.

As of December 31, 2017, current liabilities consisted primarily of accounts payable of $2,718,832 and convertible notes of $4,807,189. As of December 31, 2016, current liabilities consisted primarily of accounts payable of $1,554,350 and convertible notes of $2,171,923. The increase is primarily related to the issuance of convertible notes.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Net Cash Provided by (Used in) Operating Activities	$(1,134,575)	$(2,817,518)
Net Cash Provided by (Used in) Investing Activities	(175,000)	(575,000)
Net Cash Provided by (Used in) Financing Activities	1,189,771	3,496,442
Net Increase (Decrease) in Cash	$(119,804)	$103,924

Operating Activities

Cash provided by operating activities

The Company lost $1,134,575 in cash from operating activities for the year ended December 31, 2017 as compared to a loss of $2,817,518 for the year ended December 31, 2016. This decreased cash loss used in operating activities is primarily attributed to decreased marketing initiatives and celebrity related promotions.

Cash used in investing activities

Investing activities for the year ended December 31, 2017 used $175,000 as compared to using $575,000 of cash for the year ended December 31, 2016. The cash used in both years is attributable to the Company’s investment in Hang With Inc.

Cash provided by financing activities

Financing activities for the year ended December 31, 2017 generated cash of $1,189,771 as compared to generating $3,496,442 of cash for the year ended December 31, 2016. The higher in cash provided from financing activities in the prior year was mostly attributed to the Company and its current lenders desire to fund certain transactions related to the Company’s celebrity marketing activities, general awareness and strategic investment in Hang With, Inc.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2017.

Hang With Transaction

The Company entered into a Securities Purchase Agreement, dated October 7, 2016 (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $1,615,000 of convertible notes, payable in four tranches (the “Alpha Notes”). The first tranche of $465,000 was funded on October 7, 2016 (the “Initial Closing Date”) and the second, third, and fourth tranches of $375,000 were funded, respectively, during the first week of each of November 2016, December 2016, and January 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company used a portion of the proceeds of each Closing to purchase Series A Convertible Participating Preferred Stock of a private entity named Hang With, Inc. (“Hang With”). Alpha Capital is currently Hang With’s majority shareholder. On October 7, 2016, the Company entered into a Securities Purchase Agreement with Hang With (the “Hang With SPA”) to buy up to 330,397 shares of Hang With’s Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for $750,000. On the Initial Closing Date, the Company paid $225,000 and was to receive 99,118 shares of Preferred Stock. The Company paid Hang With $175,000 on each of the subsequent three Closings. In connection with entering into the Hang With SPA, the Company and Hang With entered into a Software License Agreement (the “License Agreement”) in which Hang With is licensing the intellectual property of the Hang With apps to the Company. As part of the Hang With SPA and as compensation for the Company entering into the License Agreement and the future development agreement, Hang With was to issue 154,185 shares of Preferred Stock on the Initial Closing Date and was to issue 100,000 shares of its common stock to the Company. As of April 13, 2018 none of the shares have been issued.

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

The Company brought these matters to the attention of Hang With’s management in March 2017. Subsequently, Hang With halted the work it had been doing in connection with the Fan Pass app. Further, the Company has relieved and released its Fan Pass Live application developers in conjunction with the Hang With development halt in March 2017.

Going Concern

At December 31, 2017, we had an accumulated deficit of $19,138,469 and a working capital deficiency of $7,519,158.  We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the dating app industry or new business opportunities. We are considered a development stage company in the dating app industry. As of December 31, 2017, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2017.

Alpha Capital Securities Purchase Agreement and Fan Pass Pledge Agreement

The Company entered into a Securities Purchase Agreement, dated July 21, 2017 (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 was to occur upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable. Through various amendments to the Alpha SPA, Alpha Capital has funded the Company a total of $675,550 as of April 13, 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In connection with the Alpha Notes and Alpha SPA, the Company also entered into a Pledge Agreement whereby as collateral security, the Company pledged shares of common stock of its subsidiary, Fan Pass, Inc. The number shares pledged will be determined at a later date. The Company has formed a subsidiary called Fan Pass Inc. to hold all of the assets of the mobile application “Fan Pass Live”. The Company also has pledged collateral to Alpha Capital in the form of the Fan Pass Security Agreement which grants a security interest in and to, a lien upon and a right of set-off against all of their respective right, title and interest to the assets of Fan Pass Inc, including all intellectual property. The Alpha Notes have a beneficial ownership limitation such that Alpha Capital can never own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Alpha Notes.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2017.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model as its method in determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to our expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at December 31, 2017, we have not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2017 and December 31, 2016, we have no items that represent other comprehensive loss and, therefore, have not included a schedule of other comprehensive loss in the financial statements.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, accounts payable, and due to related parties approximate fair values because of the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 3,075 as of December 31, 2017.

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

We do not have any off -balance sheet arrangements

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART I - FINANCIAL INFORMATION

FRIENDABLE, INC.
(FORMERLY IHOOKUP SOCIAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Friendable, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Friendable, Inc. (the “Company”), which comprise the consolidated balance sheets as at December 31, 2017 and 2016, and the consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes, including a summary of significant accounting policies and other explanatory information (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
April 16, 2018
We have served as the Company’s auditor since 2010.

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2017	December 31, 2016

Current assets
Cash	$-	$119,804
Accounts receivable	-	1,009
Prepaid expenses	6,863	6,963
Total current assets	6,863	127,776

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$41,863	$162,776

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$2,718,832	$1,554,350
Convertible debentures short-term (Note 10)	4,807,189	2,171,923
Deferred revenue	-	6,323
Total current liabilities	7,526,021	3,732,596

Convertible debentures long-term (Note 10)	-	218,964

Total liabilities	7,526,021	3,951,560

Going concern (Note 1)
Commitments (Note 7)
Subsequent events (Note 14)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2016 – 21,655 ) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,010,310,369 (December 31, 2016 – 1,068,031,823) shares issued and outstanding (Note 4)	501,031	106,803
Additional paid-in capital	11,157,778	9,609,198
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(19,138,469)	(13,500,287)
Total Stockholders' Deficit	(7,484,158)	(3,788,784)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,863	$162,776

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2017	Year Ended December 31, 2016

REVENUES	$8,694	$28,884

OPERATING EXPENSES
Accretion and interest expense (Note 10)	3,507,102	2,073,893
App hosting (Note 8)	557,478	492,487
Commissions	2,608	8,635
General and administrative (Note 8)	863,681	887,345
Financing costs	-	549
Product development (Note 8)	235,450	493,917
Sales and marketing	305,557	1,527,366
TOTAL OPERATING EXPENSES	5,471,876	5,484,192

LOSS FROM OPERATIONS	(5,463,182)	(5,455,308)

OTHER EXPENSES
Loss on investment (Note 12)	(175,000)	(575,000)
Loss on settlement agreement (Note 13)	-	(82,931)

NET LOSS AND COMPREHENSIVE LOSS	$(5,638,182)	$(6,113,239)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,435,738,177	571,100,443

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2015	218,977,542	$21,898	22,165	$2	$5,697,308	$(4,500)	$(7,387,048)	$(1,672,340)

Shares issued for services	65,465,714	6,547	—	—	231,545	—	—	238,092

Conversion of convertible notes (Note 10)	652,069,721	65,207	—	—	311,248	—	—	376,455

Conversion of preferred shares (Note 4)	104,524,944	10,452	(510)	—	(10,452)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	2,882,248	—	—	2,882,248

Exercise of warrants	26,993,902	2,699	—	—	(2,699)	—	—	—

Debt forgiveness (Note 8)	—	—	—	—	500,000	—	—	500,000

Net loss for the year	—	—	—	—	—	—	(6,113,239)	(6,113,239)

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the year	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(5,638,182)	$(6,113,239)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	581,633	272,859
Accretion expense	2,925,469	1,634,045
Gain on extinguishment of debt	-	-
Loss on investment	175,000	575,000
Shares issued for services	68,691	177,034
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	1,009	2,839
Decrease in deferred revenue	(6,323)	-
Decrease (increase) in prepaid expenses	100	-
Increase in accounts payable	758,028	633,944
Net Cash Used in Operating Activities	(1,134,575)	(2,817,518)

Cash Flows from Investing Activities:
Purchase of investment in Hang With	(175,000)	(575,000)
Net Cash Used in Investing Activities	(175,000)	(575,000)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	1,189,771	3,496,442
Net Cash Provided by Financing Activities	1,189,771	3,496,442

Net (Decrease) Increase in Cash	(119,804)	103,924

Cash – Beginning	119,804	15,880

Cash – Ending	$-	$119,804

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Items:
Convertible debentures issued to extinguish promissory notes	-	-
Shares issued for conversion of debt (net)	$665,513	$376,455

Cash consists of:
Cash	$-	$119,804

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of December 31, 2017, the Company has a working capital deficiency of $7,519,158 and has an accumulated deficit of $19,138,469 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2017, the Company incurred $27,678 (December 31, 2016: $1,050,026) in advertising costs.

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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the year ended December 31, 2017 and 2016, the Company did not have any allowance for doubtful accounts.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments
Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts payable and convertible debentures. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of December 31, 2017, there were approximately 55,202,789,482 potentially dilutive shares outstanding.

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

3.  INTANGIBLE ASSETS

As at December 31, 2017, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders.

Issued during 2017

During the year ended December 31, 2017, the Company issued 3,521,332,373 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the year ended December 31, 2017, the Company issued 123,220,000 shares of common stock as payment for services.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

4.  COMMON AND PREFERRED STOCK (CONTINUED)

During the year ended December 31, 2017, the Company issued 297,726,173 shares of common stock to various Series A preferred stockholders on conversion of 388 preferred shares.

Issued during 2016

During the year ended December 31, 2016, the Company issued 652,069,721 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

During the year ended December 31, 2016 the Company issued 65,465,714 shares of common stock to consultants in exchange for investor relations and advertising services.

During the year ended December 31, 2016, the Company issued 14,524,944 shares of common stock to various Series A preferred stockholders on conversion of 510 preferred shares.

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

5.  SHARE PURCHASE WARRANTS

Details of share purchase warrants during the year ended December 31, 2017 and 2016 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2015	119,471,154	0.014
Warrants exercised	(27,609,756)	0.004
Warrants issued	886,474,359	0.003
Balance, December 31, 2016	978,335,757	0.005
Warrants issued	118,000,000	0.003
Balance, December 31, 2017	1,096,335,757	0.004

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of December 31, 2017:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2017, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2015	3,075	1,044	7.57	-
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of December 31, 2017:

$

Employment Agreements (1)	300,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2017, the Company incurred $443,368 (2016: 419,183) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2017, the Company incurred $557,478, $235,000 and $60,000 (2016: $492,487, $475,000 and $60,000) in app hosting, app development and rent respectively to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses, respectively.

As of December 31, 2017, the Company had a stock subscription receivable totaling $4,500 (December 31, 2016: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2017, accounts payable includes $481,078 (December 31, 2016: $234,058) payable to a company with two officers and directors in common, and $474,583 (December 31, 2015: $215,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of December 31, 2017 and 2016, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Current Convertible Debentures:

Conversion Feature	Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a )	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
d )	5-Aug-15	483,900	-	483,900	7%	5-Feb-17
d )	5-Aug-15	18,750	-	18,750	7%	5-Feb-17
c )	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
b )	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
b )	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
b )	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
b )	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
b )	11-May-15	50,000	-	50,000	8%	11-May-16
b )	2-Jun-15	29,500	-	29,500	8%	2-Jun-16
b )	2-Jun-15	45,966	-	45,966	8%	2-Jun-16
b )	2-Jun-15	10,000	-	10,000	8%	2-Jun-16
b )	2-Jun-15	58,540	-	58,540	8%	2-Jun-16
b )	2-Jun-15	35,408	-	35,408	8%	2-Jun-16
b )	2-Jun-15	20,758	-	20,758	8%	2-Jun-16
c )	11-Jun-15	50,000	-	50,000	8%	27-Mar-16
b )	19-Jun-15	30,464	-	30,464	8%	19-Jun-16
b )	19-Jun-15	30,000	-	30,000	8%	19-Jun-16
b )	19-Jun-15	35,408	-	35,408	8%	19-Jun-16
b )	24-Jun-15	37,500	-	37,500	8%	27-Feb-16
b )	24-Jun-15	35,000	-	35,000	8%	12-Feb-16
b )	24-Jun-15	37,500	-	37,500	8%	12-Mar-16
b )	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
b )	1-Aug-15	17,408	-	17,408	8%	4-Aug-16
b )	1-Aug-15	30,000	-	30,000	8%	1-Aug-16
b )	1-Aug-15	35,408	-	35,408	8%	1-Aug-16
b )	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b )	3-May-16	50,000	-	50,000	8%	3-May-17
b )	3-May-16	50,000	-	50,000	8%	11-May-16
b )	3-May-16	29,500	-	29,500	8%	2-Jun-16
b )	3-May-16	45,965	-	45,965	8%	2-Jun-16
b )	24-May-16	61,571	-	61,571	8%	24-May-17
b )	24-May-16	30,464	-	30,464	8%	19-Jun-16
b )	26-May-16	157,500	-	157,500	8%	26-May-17
b )	15-Jun-16	5,000	-	5,000	8%	15-Jun-17
d )	3-Jun-16	160,000	-	160,000	7%	8-Sep-17
d )	3-Jun-16	4,000	-	4,000	7%	8-Sep-17
d )	15-Jun-16	50,000	-	50,000	7%	8-Sep-17
d )	15-Jun-16	1,250	-	1,250	7%	8-Sep-17
d )	17-May-16	100,000	-	100,000	7%	8-Sep-17
d )	17-May-16	2,500	-	2,500	7%	8-Sep-17
d )	20-May-16	110,000	-	110,000	7%	8-Sep-17
d )	20-May-16	2,750	-	2,750	7%	8-Sep-17
d )	27-Jan-16	250,000	-	250,000	7%	27-Jul-17
d )	8-Mar-16	110,000	-	110,000	7%	8-Sep-17

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

d )	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
d )	8-Mar-16	5,000	-	5,000	7%	8-Sep-17
d )	8-Mar-16	90,000	-	90,000	8%	8-Sep-17
b )	8-Jul-16	50,000	-	50,000	7%	8-Sep-17
b )	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
d )	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
d )	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
d )	8-Jul-16	1,250	-	1,250	7%	8-Sep-17
d )	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
d )	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
d )	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
d )	4-Aug-16	110,000	-	110,000	8%	4-Aug-17
b )	15-Aug-16	157,500	-	157,500	8%	15-Aug-17
b )	8-Sep-16	80,000	-	80,000	8%	8-Sep-17
b )	11-Nov-16	80,000	-	80,000	8%	11-Nov-17
b )	5-Dec-16	88,000	-	88,000	8%	5-Dec-17
b )	9-Jan-17	84,000	11,892	72,108	8%	6-Jan-18
b )	13-Mar-17	32,000	18,421	13,579	8%	13-Mar-18
c )	2-Feb-17	93,828	32,945	60,883	8%	2-Feb-18
c )	15-Mar-17	96,000	64,414	31,586	8%	15-Mar-18
d )	7-Oct-16	465,000	333,440	131,560	7%	7-Apr-18
d )	7-Nov-16	288,300	118,981	169,319	7%	7-May-18
d )	12-Dec-16	290,962	34,312	256,650	7%	12-Jun-18
d )	18-Jan-17	288,710	78,652	210,058	7%	7-Apr-18
b )	7-Apr-17	25,000	16,418	8,582	8%	7-Apr-18
b )	3-May-17	27,000	20,275	6,725	8%	3-May-18
c )	5-May-17	30,000	22,954	7,046	8%	5-May-18
b )	2-Jun-17	27,000	21,977	5,023	8%	2-Jun-18
d )	21-Jul-17	477,695	358,936	118,759	10%	21-Jul-18
d )	21-Jul-17	24,000	10,934	13,066	10%	21-Jul-18

		5,951,740	1,144,551	4,807,189

a)
The conversion price per share equal to the lower of:
i.
100% of the average price of the Company’s common stock for the 5 trading days preceding the conversion date;
ii.
70% of the daily average price of the Company’s common stock for the 10 trading days preceding the conversion date.

b)
The conversion price is equal to 50% of the lowest closing bid price of the Company’s common stock for the 15-20 trading days preceding the conversion date subject to a maximum conversion price ranging from $0.0005-$0.05.

c)
The conversion price equal to 50% of the lowest closing bid price of the Company’s common stock in the 20-25 trading days prior to the conversion.

d)
The conversion price is fixed ranging from $0.0003 - $0.0078.

During the year ended December 31, 2017, the Company received net proceeds from convertible debentures of $1,189,771 (2016: $3,496,442).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

During the year ended December 31, 2017, $762,952 (2016: $376,455) of convertible debentures were settled by issuing 3,521,332,373 (2016: 652,069,721) shares of common stock of the Company.

During the year ended December 31, 2017, the Company incurred $90,250 (2016: $175,894) in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the year ended December 31, 2017, the Company incurred $3,507,102 (2016: $2,073,893) in accretion and interest expense in connection with the convertible debentures.

At December 31, 2017, convertible debentures with the principal amount of $5,951,740 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2017 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to December 31, 2017 are now due on demand.

11. INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $10,457,081 (2016: $8,174,543) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2037.

The components of the net deferred tax asset at December 31, 2017 and 2016, the statutory rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	2017 $	2016 $

Net loss before taxes	(5,638,182)	(6,113,239)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,973,364)	(2,139,634)
Beneficial conversion feature	(592,926)	993,519
Accretion of convertible debt	961,886	571,916
Other	151,340	(535,648)
Change in valuation allowance	1,453,064	1,109,847

Reported income taxes	–	–

	December 31, 2017 $	December 31, 2016 $

Potential deferred tax asset
- Net operating losses	3,659,978	2,861,090
-Beneficial conversion feature and other	(138,093)	(792,269)
-Less valuation allowance	(3,521,885)	(2,068,821)

Net deferred tax assets	–	–

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

As of December 31, 2016 Hang With had not delivered any of the preferred or common shares to the Company. During the year ended December 31, 2016, the Company had paid Hang With $575,000 which has been written off as a loss on investment. During the year ended December 31, 2017, the Company had paid Hang With $175,000 in connection to the fourth Closing which has been written off as a loss on investment.

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

14.  SUBSEQUENT EVENTS

a)	Subsequent to December 31, 2017, the Company issued 543,000,000 shares of common stock on conversion of $60,300 of convertible debt.

b)	Subsequent to December 31, 2017, the Company issued $207,000 in convertible debt.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	49	January 31, 2014
Dean Rositano	President, CTO and Director	46	January 31, 2014
Frank Garcia	CFO	60	June 30, 2011

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

Family Relationships

Robert Rositano, age 49, and Dean Rositano, age 46, are brothers.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Dean Rositano and Robert Rositano are both directors and 9% and 9%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

In 2014, CMI sold the iHookup mobile app to Friendable, Inc. for a purchase price of $293,750. Friendable, Inc. paid the purchase price by issuing 1,175,000 shares of its Series A Preferred Stock, priced at $0.25/share, to CMI.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2017 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Rositano	Nil	Nil	N/A
Dean Rositano	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A

Code of Ethics

We have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers, for the years ended December 31, 2017 and 2016, are set out in the following summary compensation table:

ITEM 11. EXECUTIVE COMPENSATION - continued

Name and Principal Position	Year	Salary Incurred(1) ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2017 2016	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Dean Rositano President and CTO	2017 2016	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Frank Garcia Chief Financial Officer	2017 2016	110,000 102,083	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	110,000 102,083

(1)
At December 31, 2017 officers are owed $269,583 (2016 - $215,000) in accrued salaries. During the year ended December 31, 2016, two officers forgave debt totaling $200,000.

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Employment Agreement – Dean Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Dean Rositano to serve as President and Chief Technology Officer of Friendable, Inc. for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement.  Dean Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Dean Rositano. The employment agreement provides, among other things, that Dean Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Dean Rositano in connection with the performance of his duties as President and Chief Technology Officer. During the year, only a portion of the salary was paid and the balance was accrued. Upon a successful launch of Friendable, Inc.’s products and services and reaching the first 1,000,000 registered users, Dean Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When Friendable, Inc. reaches a cumulative 5,000,000 registered users or more, Dean Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If Friendable, Inc. is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Dean Rositano’s sole discretion. The Company may terminate Dean Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Dean Rositano’s vote.  If we terminate Dean Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Dean Rositano shall be entitled to  his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Dean Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination fora period of twelve (12) months. If Dean Rositano, however, terminates his employment prior to the end of the employment period without cause, Dean Rositano shall not be entitled to any severance and the Company shall have no further liability to Dean Rositano.  He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

Employment Agreement – Frank Garcia

Effective February 3, 2014, iHookup, a wholly-owned subsidiary of the Company, entered into an employment agreement with Frank Garcia to serve as Chief Financial Officer of iHookup.  Frank Garcia’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Frank Garcia. Frank Garcia received a base salary of $80,000 per year, which was automatically adjusted to $100,000 a year beginning April 1, 2014; and receive reimbursement for ordinary and necessary business expenses incurred by Frank Garcia in connection with the performance of his duties as Chief Financial Officer. During the 2016 fiscal year, this amount was increased to $110,000. Frank Garcia will be granted 20,000,000 stock options of the Company which shall become effective upon the effective date of a new Company stock option plan. The employment agreement provides, among other things, that Frank Garcia will be eligible for an annual bonus based on his performance and determined in the sole discretion of the Board of Directors. He is also eligible to participate in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.. Frank Garcia’s employment is at will, and either party may terminate his employment at any time with or without cause; provided that Frank Garcia gives at least 30 days’ advance notice. He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 13, 2018 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The following tabulation shows, as of April 13, 2018, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	10,046 (1)	Direct	47.23%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	2,256	Direct	10.61%

Series A preferred	Frank Garcia 1735 E Ft Lowell Rd Ste9, Tucson, AZ 85719	750	Direct	3.53%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	15,581	Direct	73.26%
	-Robert Rositano	7,791		36.63%
	-Stacy Rositano	7,791		36.63%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	10,046 (1)	Direct and	47.23%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	2,256	Direct	10.61%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	12,302 (1)	Direct and Indirect	57.84%

(1) Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.
(2) Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.
(3) Based on 21,268 shares of preferred stock issued and outstanding as of April 13, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Directors

Common stock	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	225,512	Direct	*
	-Robert Rositano	112,756		*
	-Stacy Rositano	112,756		*

Common stock	Robert A Rositano Jr.	33,057,697 (1)	Direct and	*
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	33,353,351	Direct	*
	126 Sea Terrace Way,
	Aptos, CA 95003

	(b) Executive Officers

Common stock	Frank Garcia	770 (4)	Direct	*
	1735 E Ft Lowell Rd,
	Tucson, AZ 85719

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(c) Officers and Directors as a Group for common stock	79,092,827 (1)	Direct and Indirect	1.42%

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
(3)  Based on 5,553,310,369 of common stock issued and outstanding as of April 13, 2018.
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

During the year ended December 31, 2017, the Company incurred $443,368 (2016: 419,183) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2017, the Company incurred $852,478 (2016: $1,027,487) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses, respectively.

As of December 31, 2017, the Company had a stock subscription receivable totaling $4,500 (December 31, 2016: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2017, accounts payable includes $481,078 (December 31, 2016: $234,058) payable to a company with two officers and directors in common, and $474,583 (December 31, 2016: $215,000) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

Dean Rositano and Robert Rositano are both directors and 9% and 9% stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2017	December 31, 2016
Audit Fees (1)	$52,950	$54,950
Audit Related Fees (2)	-	-
Tax Fees (3)	5,400	5,600
All Other Fees (4)	-	-
Total	$58,350	$60,550

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

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

(10)	Material Contracts
10.1	2014 Stock Option Plan (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.2	Form of Stock Option Agreement (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.6	Convertible Promissory Note dated August 1, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.7	Convertible Promissory Notes dated August 5, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.8	Securities Purchase Agreement dated June 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.9	Convertible Promissory Notes dated June 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.10	Securities Purchase Agreement dated July 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 13, 2016)
10.11	Convertible Promissory Notes dated August 4, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.12	Securities Purchase Agreement dated August 4, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.13
Sixth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)

10.14	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.15	Marketing Agreement with The Kluger Agency dated August 3, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.16	Securities Purchase Agreement dated August 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.17	Convertible Promissory Note dated August 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.18
Seventh Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)

10.19	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.20	Securities Purchase Agreement dated September 8, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.21	Convertible Promissory Note dated September 8, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.22
Eighth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)

10.23	Common Stock Warrant Agreement dated September 12, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.24	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.25	Convertible Promissory Notes dated October 7, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.26	Common Stock Warrant Agreement dated October 7, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.27	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.28	Software License Agreement Dated October 7, 2016 with Hang With, Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.29	Agreement dated December 2, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 5, 2016)
10.30	Funding Commitment Letter dated December 2, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 5, 2016)
10.31
Securities Purchase Agreement by and between the Company and EMA Financial, LLC dated February 2, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 6, 2017)

10.32	Convertible Note by and between the Company and EMA Financial, LLC dated February 2, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 6, 2017)
10.33
Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC dated March 13, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)

10.34
Convertible Note by and between the Company and Coventry Enterprises, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

10.35
Securities Purchase Agreement by and between the Company and EMA Financial, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)

10.36	Convertible Note by and between the Company and EMA Financial, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)
10.37
Convertible Note by and between the Company and JP Carey Enterprises, Inc. dated March 30, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)

10.38	Settlement Agreement by and between the Company and Joseph C. Canouse dated April 7, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)
10.39
Securities Purchase Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

10.40	Convertible Note by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.41
Fan Pass Security Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

10.42	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1***	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or agreement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: April 16, 2018	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2018	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 16, 2018	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 16, 2018	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director