Form 10-Q
period 2018-03-31
Friendable, Inc.
filed 2018-05-21
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

5,553,310,369 shares of common stock outstanding as of May 21, 2018

i

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

iii

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2018 (Unaudited)	December 31, 2017

Current assets
Cash	$114,714	$-
Accounts receivable	735	-
Prepaid expenses	6,863	6,863
Total current assets	122,312	6,863

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$157,312	$41,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$3,094,196	$2,718,832
Convertible debentures short-term (Note 10)	5,504,221	4,807,189
Deferred revenue	-	-
Total current liabilities	8,598,417	7,526,021

Total liabilities	8,598,417	7,526,021

Going concern (Note 1)
Commitments (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2017 – 21,267 ) shares issued and outstanding (Note 4)	2	2
Common stock, 10,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2017 –5,010,310,369) shares issued and outstanding (Note 4)	555,331	501,031
Additional paid-in capital	11,369,778	11,157,778
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(20,361,716)	(19,138,469)
Total Stockholders' Deficit	(8,441,105)	(7,484,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,312	$41,863

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended March 31, 2018 $	Three Months Ended March 31, 2017 $
REVENUES	3,081	3,043

OPERATING EXPENSES
Accretion and interest expense (Note 10)	867,561	646,264
App hosting (Note 8)	139,455	135,000
Commissions	884	913
General and administrative (Note 8)	217,938	231,801
Product development (Note 8)	-	50,400
Sales and marketing	490	99,494

TOTAL OPERATING EXPENSES	1,226,328	1,163,872

LOSS FROM OPERATIONS	(1,223,247)	(1,160,829)

OTHER EXPENSES
Loss on investment (Note 11)	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(1,223,247)	(1,335,829)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,317,254,813	1,298,101,187

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2016 TO MARCH 31, 2018
(Expressed in US dollars)

Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the year	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158,)

Conversion of convertible notes (Note 10)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 10)	—	—	—	—	206,000	—	—	206,000

Net loss for the period	—	—	—	—	—	—	(1,223,247)	(1,223,247)

Balance March 31, 2018	5,553,310,369	$555,331	21,267	$2	$11,369,778	$(4,500)	$(20,361,716)	$(8,441,105)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(1,223,247)	$(1,335,829)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	158,898	110,158
Accretion expense	708,663	536,106
Shares issued for services	-	9,440
Loss on investment	-	175,000
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(735)	(796)
Increase (decrease) in accounts payable	264,135	(62,408)
Net Cash Used in Operating Activities	(92,286)	(568,329)

Cash Flows Used in Investing Activities:
Purchase of Investment in Hang With	-	(175,000)
Net Cash Used in Investing Activities	-	(175,000)

Cash Flows Provided by Financing Activities:
Proceeds from convertible debentures (net)	207,000	628,060

Net Cash Provided by Financing Activities	207,000	628,060

Net Increase (Decrease) in Cash	114,714	(115,269)

Cash – Beginning	-	119,804

Cash – Ending	$114,714	$4,535

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$114,714	$4,535

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2018, the Company has a working capital deficiency of $8,476,105 and has an accumulated deficit of $20,361,716 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE PERIOD ENDED MARCH 31, 2018
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the quarter ended March 31, 2018, the Company incurred $299 (March 31, 2017: $1,397) in advertising costs.

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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the quarter ended March 31, 2018 and 2017, the Company did not have any allowance for doubtful accounts.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
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

As of March 31, 2018, there were approximately 60,719,913,802 potentially dilutive shares outstanding.

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
FOR THE PERIOD ENDED MARCH 31, 2018
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

3.  INTANGIBLE ASSETS

As at March 31, 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2018

During the quarter ended March 31, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

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

5.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of March 31, 2018 and year ended December 31, 2017 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2017	1,096,335,757	0.004

Balance, March 31, 2018	1,096,335,757	0.004

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors of the Company (see Note 1) approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 4,974 shares of common stock of the Company.

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of March 31, 2018:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2018, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-
Outstanding and exercisable, March 31, 2018	3,075	1,044	5.32	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of March 31, 2018:

$

Employment Agreements (1)	225,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
(Expressed in US dollars)

 8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the quarter ended March 31, 2018, the Company incurred $114,800 (2017: 132,300) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the quarter ended March 31, 2018, the Company incurred $154,455 (2017: $200,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of March 31, 2018, the Company had a stock subscription receivable totaling $4,500 (December 31, 2017: $4,500) from an officer and director and from a company with an officer and director in common.

As of March 31, 2018, accounts payable includes $598,833 (December 31, 2017: $481,078) payable to a company with two officers and directors in common, and $566,211 (December 31, 2017: $474,583) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of March 31, 2018, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES

Current Convertible Debentures:

Conversion Feature		Issuance	Net Principal ($)	Discount ($)	Carrying Value ($)	Interest Rate	Maturity Date
a	)	2-Apr-13	5,054	-	5,054	0%	2-Jan-14
d	)	5-Aug-15	474,900	-	474,900	7%	5-Feb-17
d	)	5-Aug-15	18,750	-	18,750	7%	5-Feb-17
c	)	17-Feb-15	102,135	-	102,135	8%	17-Feb-16
b	)	17-Feb-15	5,000	-	5,000	8%	17-Feb-16
b	)	27-Feb-15	37,500	-	37,500	8%	27-Feb-16
b	)	19-Mar-15	53,551	-	53,551	8%	19-Mar-16
b	)	19-Mar-15	8,000	-	8,000	8%	19-Mar-16
b	)	11-May-15	50,000	-	50,000	8%	11-May-16
b	)	2-Jun-15	29,500	-	29,500	8%	2-Jun-16
b	)	2-Jun-15	45,966	-	45,966	8%	2-Jun-16
b	)	2-Jun-15	10,000	-	10,000	8%	2-Jun-16
b	)	2-Jun-15	58,540	-	58,540	8%	2-Jun-16
b	)	2-Jun-15	35,408	-	35,408	8%	2-Jun-16
b	)	2-Jun-15	20,758	-	20,758	8%	2-Jun-16
c	)	11-Jun-15	50,000	-	50,000	8%	27-Mar-16
b	)	19-Jun-15	30,464	-	30,464	8%	19-Jun-16
b	)	19-Jun-15	30,000	-	30,000	8%	19-Jun-16
b	)	19-Jun-15	35,408	-	35,408	8%	19-Jun-16
b	)	24-Jun-15	37,500	-	37,500	8%	27-Feb-16
b	)	24-Jun-15	35,000	-	35,000	8%	12-Feb-16
b	)	24-Jun-15	37,500	-	37,500	8%	12-Mar-16
b	)	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
b	)	1-Aug-15	17,408	-	17,408	8%	4-Aug-16
b	)	1-Aug-15	30,000	-	30,000	8%	1-Aug-16
b	)	1-Aug-15	35,408	-	35,408	8%	1-Aug-16
b	)	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b	)	3-May-16	50,000	-	50,000	8%	3-May-17
b	)	3-May-16	50,000	-	50,000	8%	11-May-16
b	)	3-May-16	29,500	-	29,500	8%	2-Jun-16
b	)	3-May-16	45,965	-	45,965	8%	2-Jun-16
b	)	24-May-16	61,571	-	61,571	8%	24-May-17
b	)	24-May-16	30,464	-	30,464	8%	19-Jun-16
b	)	26-May-16	157,500	-	157,500	8%	26-May-17
b	)	15-Jun-16	5,000	-	5,000	8%	15-Jun-17
d	)	3-Jun-16	160,000	-	160,000	7%	8-Sep-17
d	)	3-Jun-16	4,000	-	4,000	7%	8-Sep-17
d	)	15-Jun-16	50,000	-	50,000	7%	8-Sep-17
d	)	15-Jun-16	1,250	-	1,250	7%	8-Sep-17
d	)	17-May-16	100,000	-	100,000	7%	8-Sep-17
d	)	17-May-16	2,500	-	2,500	7%	8-Sep-17
d	)	20-May-16	110,000	-	110,000	7%	8-Sep-17
d	)	20-May-16	2,750	-	2,750	7%	8-Sep-17
d	)	27-Jan-16	250,000	-	250,000	7%	27-Jul-17
d	)	8-Mar-16	110,000	-	110,000	7%	8-Sep-17
d	)	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
d	)	8-Mar-16	5,000	-	5,000	7%	8-Sep-17
d	)	8-Mar-16	90,000	-	90,000	8%	8-Sep-17

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b	)	8-Jul-16	50,000	-	50,000	7%	8-Sep-17
b	)	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
d	)	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
d	)	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
d	)	8-Jul-16	1,250	-	1,250	7%	8-Sep-17
d	)	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
d	)	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
d	)	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
d	)	4-Aug-16	110,000	-	110,000	8%	4-Aug-17
b	)	15-Aug-16	157,500	-	157,500	8%	15-Aug-17
b	)	8-Sep-16	80,000	-	80,000	8%	8-Sep-17
b	)	11-Nov-16	80,000	-	80,000	8%	11-Nov-17
b	)	5-Dec-16	88,000	-	88,000	8%	5-Dec-17
b	)	9-Jan-17	84,000	-	84,000	8%	6-Jan-18
b	)	13-Mar-17	32,000	-	32,000	8%	13-Mar-18
c	)	2-Feb-17	90,198	-	90,198	8%	2-Feb-18
c	)	15-Mar-17	96,000	-	96,000	8%	15-Mar-18
d	)	7-Oct-16	465,000	63,912	401,088	7%	7-Apr-18
d	)	7-Nov-16	295,000	47,914	247,086	7%	7-May-18
d	)	12-Dec-16	295,000	18,033	276,967	7%	12-Jun-18
d	)	18-Jan-17	295,000	11,543	283,457	7%	7-Apr-18
b	)	7-Apr-17	25,000	2,754	22,246	8%	7-Apr-18
b	)	3-May-17	27,000	9,809	17,191	8%	3-May-18
c	)	5-May-17	30,000	11,574	18,426	8%	5-May-18
b	)	2-Jun-17	27,000	14,115	12,885	8%	2-Jun-18
s) d	)	21-Jul-17	698,258	485,908	212,350	10%	21-Jul-18
s) d	)	21-Jul-17	24,000	6,917	17,083	10%	21-Jul-18

			6,176,700	672,479	5,504,221

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

s)
Convertible debenture is secured

During the quarter ended March 31, 2018, the Company received net proceeds from convertible debentures of $207,000 (2017: $628,060).

During the quarter ended March 31, 2018, $60,300 (2017: $240,484) of convertible debentures were settled by issuing 543,000,000 (2017: 435,823,830) shares of common stock of the Company.

During the quarter ended March 31, 2018, the Company incurred $255 (2017: $29,250) in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the quarter ended March 31, 2018, the Company incurred $867,561 (2017: $646,264) in accretion and interest expense in connection with the convertible debentures.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

At March 31, 2018, convertible debentures with the principal amount of $6,176,700 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2018 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to March 31, 2018 are now due on demand.

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

On May 31, 2017, the Company filed an Amendment to its Articles of Incorporation increasing the authorized common stock from 10,000,000,000 to 15,000,000,000 shares. On June 28, 2017, the Company incorporated a subsidiary, Fan Pass Inc., a Nevada corporation, which was incorporated to hold all of the assets of the mobile application or The “Fan Pass” App.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

The Fan Pass Live Application (Development Project

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Marketing Initiatives

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

Results of Operations
	Three Months Ended March 31, 2018 $	Three Months Ended March 31, 2017 $
REVENUES	3,081	3,043

OPERATING EXPENSES
Accretion and interest expense	867,561	646,264
App hosting	139,455	135,000
Commissions	884	913
General and administrative	217,938	231,801
Product development	-	50,400
Sales and marketing	490	99,494

TOTAL OPERATING EXPENSES	1,226,328	1,163,872

LOSS FROM OPERATIONS	(1,223,247)	(1,160,829)

OTHER EXPENSES
Loss on investment (Note 11)	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(1,223,247)	(1,335,829)

For the three months ended March 31, 2018 compared to March 31, 2017

Operating Expenses

The Company had operating expenses of $1,226,328 and $1,163,872 during the three months ended March 31, 2018 and 2017, respectively, an increase of 5%. The increase in operating expenses was due primarily to increased accretion and interest expense on convertible notes, offset by lower general and administrative, product development, and sales and marketing expenses.

Net Loss

The Company had a net loss for the three months ended March 31, 2018 of $1,223,247 as compared to a net loss of $1,335,829 for the three months ended March 31, 2017, a decrease of 8%. The decrease in net loss was due primarily to a loss on investment of $187,000 in 2017.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Current Assets	$122,312	$6,863
Current Liabilities	8,598,417	7,526,021
Working Capital (Deficiency)	$(8,476,105)	$(7,519,158)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Current assets for the quarter ended March 31, 2018 increased compared to December 31, 2017 primarily due to more cash on hand.

Current liabilities for the quarter ended March 31, 2018 increased compared to December 31, 2016 primarily due to additional convertible debentures and increased accounts payable.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2018	March 31, 2017
Net Cash Used in Operating Activities	$(92,286)	$(568,329)
Net Cash Used in Investing Activities	-	(175,000)
Net Cash Provided by Financing Activities	207,000	628,060
Net Increase (Decrease) in Cash	$114,714	(115,269)

Net Cash Used in Operating Activities

Our cash used in operating activities was $92,286 for the three month period ended March 31, 2018 compared to $568,329 for the three month period ended March 31, 2017. The cash used in operating activities was higher in 2017 due to higher general and administrative, product development, and sales and marketing expenses.

Net Cash Used in Investing Activities

Net cash used cash in investing activities for the three month period ended March 31, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $207,000 for the three month period ended March 31, 2018 and $628,060 for the three month period ended March 31, 2017 consisted of the issuance of convertible debentures.

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

Securities Purchase Agreement, Convertible Note, and Pledge Agreement with Alpha Capital Anstalt

On July 21, 2017, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 will be upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock which is not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable. Through various amendments to the Alpha SPA, Alpha Capital has funded the Company a total of $717,000 as of May 15, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

Going Concern

As of March 31, 2018, the Company has a working capital deficiency of $8,476,105 and has an accumulated deficit of $20,361,716 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

ITEM 4. CONTROLS AND PROCEDURES. - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS. – GENERALLY THE COMPANY IS AT RISK IF THE PROPER FUNDING IS NOT COMMITED AND/OR SECURED TO FUND THE CONTINUED NEEDS OF THE COMPANY FOR OPERATIONS, DEVELOPMENT, PARTNER RELATIONSHIPS, SERVICE PROVIDERS and PUBLIC COMPANY RELATED EXPENSES.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of convertible notes.

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

Exhibit Number	Description

(4)	Instruments defining the rights of security holders, including indentures
4.1	Convertible Note by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

(10)	Material Contracts
10.1
Securities Purchase Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

10.2
Fan Pass Security Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

10.3	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
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

FRIENDABLE, INC.

Date: May 21, 2018	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)