Form 10-Q
period 2018-06-30
Friendable, Inc.
filed 2018-08-20
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

5,553,310,369 shares of common stock outstanding as of August 15, 2018

i

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

iii

PART I - FINANCIAL INFORMATION

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017

Current assets
Cash	$5,353	$-
Accounts receivable	632	-
Prepaid expenses	6,863	6,863
Total current assets	12,848	6,863

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$47,848	$41,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$3,393,152	$2,718,832
Convertible debentures short-term (Note 10)	5,915,438	4,807,189
Deferred revenue	-	-
Total current liabilities	9,308,590	7,526,021

Total liabilities	9,308,590	7,526,021

Going concern (Note 1)
Commitments (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2017 – 21,267 ) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2017 – 5,010,310,369) shares issued and outstanding (Note 4)	555,331	501,031
Additional paid-in capital	11,412,743	11,157,778
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(21,224,318)	(19,138,469)
Total Stockholders' Deficit	(9,260,742)	(7,484,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,848	$41,863

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended June 30, 2018 $	Three Months Ended June 30, 2017 $	Six Months Ended June 30, 2018 $	Six Months Ended June 30, 2017 $
REVENUES	1,401	2,535	4,482	5,578

OPERATING EXPENSES
Accretion and interest expense (Note 10)	529,268	805,129	1,396,829	1,451,393
App hosting (Note 8)	139,970	142,826	279,425	277,826
Commissions	421	760	1,305	1,673
Financing costs	-	-	-	-
General and administrative (Note 8)	193,247	227,578	411,185	459,379
Product development (Note 8)	-	42,050	-	92,450
Sales and marketing	1,097	63,809	1,587	163,303

TOTAL OPERATING EXPENSES	864,003	1,282,152	2,090,331	2,446,024

LOSS FROM OPERATIONS	(862,602)	(1,279,617)	(2,085,849)	(2,440,446)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(862,602)	(1,279,617)	(2,085,849)	(2,615,446)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,553,310,369	1,682,777,754	5,435,934,678	1,491,502,113

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2016 TO JUNE 30, 2018
(Expressed in US dollars)

Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the period	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)
Conversion of convertible notes (Note 10)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 10)	—	—	—	—	248,965	—	—	248,965

Net loss for the period	—	—	—	—	—	—	(2,085,849)	(2,085,849)

Balance June 30, 2018	5,553,310,369	$555,331	21,267	$2	$11,412,743	$(4,500)	$(21,224,318)	$(9,260,742)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows Used in Operating Activities:
Net loss	$(2,085,849)	$(2,615,446)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	277,949	216,601
Accretion expense	1,118,879	1,234,790
Shares issued for services	-	9,440
Loss on investment	-	175,000
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(632)	(63)
Increase in prepaid expenses	-	(3,900)
Increase (decrease) in accounts payable	444,041	312,714
Net Cash Used in Operating Activities	(245,612)	(670,864)

Cash Flows Used in Investing Activities:
Purchase of investment in Hang With	-	(175,000)
Net Cash Used in Investing Activities	-	(175,000)

Cash Flows Provided by Financing Activities:
Proceeds from convertible debentures (net)	250,965	726,060
Net Cash Provided by Financing Activities	250,965	726,060

Net Increase (Decrease) in Cash	5,353	(119,804)

Cash – Beginning	-	119,804

Cash – Ending	$5,353	$-

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$5,353	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2018, the Company has a working capital deficiency of $9,295,742 and has an accumulated deficit of $21,224,318 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE PERIOD ENDED JUNE 30, 2018
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2018, the Company incurred $1,396 (June 30, 2017: $25,207) in advertising costs.

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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the six months ended June 30, 2018 and 2017, the Company did not have any allowance for doubtful accounts.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
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

As of June 30, 2018, there were approximately 60,805,920,185 potentially dilutive shares outstanding.

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

3.  INTANGIBLE ASSETS

As at June 30, 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)
4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2018

During the six months ended June 30, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

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

5.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of June 30, 2018 and year ended December 31, 2017 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2017	1,096,335,757	0.004

Balance, June 30, 2018	1,096,335,757	0.004

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of June 30, 2018:

	Option Price
Expiry Date	Per Share($)	Number
December 21, 2021	1,680	1,725
June 21, 2022	400	500
June 25, 2023	134	850
	$1,044	3,075

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION (CONTINUED)

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2018, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-
Outstanding and exercisable, June 30, 2018	3,075	1,044	5.07	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of June 30, 2018:
$

Employment Agreements (1)	150,000

 (1) Employment agreements with related parties.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2018, the Company incurred $229,600 (2017: $244,067) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2018, the Company incurred $309,425 (2017: $399,826) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of June 30, 2018, the Company had a stock subscription receivable totaling $4,500 (December 31, 2017: $4,500) from an officer and director and from a company with an officer and director in common.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

As of June 30, 2018, accounts payable includes $720,624 (December 31, 2017: $481,078) payable to a company with two officers and directors in common, and $628,291 (December 31, 2017: $474,583) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

As of June 30, 2018, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

d )	8-Mar-16	110,000	-	110,000	7%	8-Sep-17
d )	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
d )	8-Mar-16	5,000	-	5,000	7%	8-Sep-17
d )	8-Mar-16	90,000	-	90,000	8%	8-Sep-17
b )	8-Jul-16	50,000	-	50,000	7%	8-Sep-17
b )	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
d )	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
d )	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
d )	8-Jul-16	1,250	-	1,250	7%	8-Sep-17
d )	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
d )	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
d )	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
d )	4-Aug-16	110,000	-	110,000	8%	4-Aug-17
b )	15-Aug-16	157,500	-	157,500	8%	15-Aug-17
b )	8-Sep-16	80,000	-	80,000	8%	8-Sep-17
b )	11-Nov-16	80,000	-	80,000	8%	11-Nov-17
b )	5-Dec-16	88,000	-	88,000	8%	5-Dec-17
b )	9-Jan-17	84,000	-	84,000	8%	6-Jan-18
b )	13-Mar-17	32,000	-	32,000	8%	13-Mar-18
c )	2-Feb-17	90,198	-	90,198	8%	2-Feb-18
c )	15-Mar-17	96,000	-	96,000	8%	15-Mar-18
d )	7-Oct-16	465,000	-	465,000	7%	7-Apr-18
d )	7-Nov-16	295,000	-	295,000	7%	7-May-18
d )	12-Dec-16	295,000	-	295,000	7%	12-Jun-18
d )	18-Jan-17	295,000	-	295,000	7%	7-Apr-18
b )	7-Apr-17	25,000	-	25,000	8%	7-Apr-18
b )	3-May-17	27,000	-	27,000	8%	3-May-18
c )	5-May-17	30,000	-	30,000	8%	5-May-18
b )	2-Jun-17	27,000	-	27,000	8%	2-Jun-18
s) d )	21-Jul-17	760,965	322,363	438,602	10%	21-Jul-18
s) d )	21-Jul-17	24,000	1,606	22,394	10%	21-Jul-18

		6,239,407	323,969	5,915,438

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

s)
Convertible debenture is secured

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

During the six months ended June 30, 2018, the Company received net proceeds from convertible debentures of $250,965 (2017: $726,060).

During the six months ended June 30, 2018, $60,300 (2017: $289,484) of convertible debentures were settled by issuing 543,000,000 (2017: 599,157,030) shares of common stock of the Company.

During the six months ended June 30, 2018, the Company incurred $255 (2017: $40,250) in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the six months ended June 30, 2018, the Company incurred $1,396,829 (2017: $1,451,393) in accretion and interest expense in connection with the convertible debentures.

At June 30, 2018, convertible debentures with the principal amount of $6,239,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2018 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to June 30, 2018 are now due on demand.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2018
(Expressed in US dollars)

11.  LOSS ON INVESTMENT AND INTANGIBLE ASSET (CONTINUED)

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

12.  SUBSEQUENT EVENTS

Issuance of Convertible Debenture:

Subsequent to the period ended June 30, 2018, the Company issued $30,000 in convertible debentures.

Share Exchange Agreement:

On June 27, 2018, Friendable, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), shareholders of the Acquiror (the “Acquiror Principal Shareholders”), and Sharps Technology, Inc., a corporation organized under the laws of Wyoming (the “Acquiree”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which each person who is a shareholder of the Acquiree (the “Acquiree Shareholders”) (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 17,000,000 shares of Acquiror’s common stock to the Acquiree Shareholders (the “Acquiror Shares”), which Acquiror Shares shall constitute approximately 85.00% on a fully diluted basis of the issued and outstanding shares of Acquiror Common Stock immediately after the closing of the transactions contemplated herein, in each case, on the terms and conditions as set forth in the Agreement. The 17,000,000 share number is subject to adjustment for any shares of Acquiree issued subsequent to June 27, 2018 for financing purposes. The transaction shall be consummated upon the satisfaction of certain closing conditions set forth in the Share Exchange Agreement which include but are not limited to: a reverse split of the Acquiror’s outstanding common stock so that no more than 3,000,000 shares will be outstanding in total prior to issuance of the Acquiror Common Stock, exchange of $1.5 million principal amount of notes for $1.5 million principal amount of post-closing notes and disposition of its Fan Pass, Inc. business and filing of an S-1 Registration Statement with respect thereto.

Disposition of Fan Pass, Inc.:

On June 27, 2018, Acquiror, Acquiree as noted above and Fan Pass, Inc. entered into a Spin Off Agreement pursuant to which the Acquiror shall distribute 100% of the issued and outstanding stock of Fan Pass, Inc. to the Acquiror’s shareholders existing immediately prior to the Closing. The Spin Off Agreement also requires that Fan Pass, Inc. file a registration statement on Form S-1 for the registration of all of its shares distributed to Acquiror’s shareholders.

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

Results of Operations

	Three Months Ended June 30, 2018 $	Three Months Ended June 30, 2017 $	Six Months Ended June 30, 2018 $	Six Months Ended June 30, 2017 $
REVENUES	1,401	2,535	4,482	5,578

OPERATING EXPENSES
Accretion and interest expense	529,268	805,129	1,396,829	1,451,393
App hosting	139,970	142,826	279,425	277,826
Commissions	421	760	1,305	1,673
Financing costs	-	-	-	-
General and administrative	193,247	227,578	411,185	459,379
Product development	-	42,050	-	92,450
Sales and marketing	1,097	63,809	1,587	163,303

TOTAL OPERATING EXPENSES	864,003	1,282,152	2,090,331	2,446,024

LOSS FROM OPERATIONS	(862,602)	(1,279,617)	(2,085,849)	(2,440,446)

OTHER EXPENSES
Loss on investment	-	-	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(862,602)	(1,279,617)	(2,085,849)	(2,615,446)

For the three months ended June 30, 2018 compared to June 30, 2017

Operating Expenses

The Company had operating expenses of $864,003 and $1,282,152 during the three months ended June 30, 2018 and 2017, respectively, a decrease of 30%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes, lower product development, and lower sales and marketing expenses.

Net Loss

The Company had a net loss for the three months ended June 30, 2018 of $862,602 as compared to a net loss of $1,279,617 for the three months ended June 30, 2017, a decrease of 33%. The decrease in net loss was due primarily to lower operating expenses in 2018.

For the six months ended June 30, 2018 compared to June 30, 2017

Operating Expenses

The Company had operating expenses of $2,090,331 and $2,446,024 during the six months ended June 30, 2018 and 2017, respectively, a decrease of 15%. The decrease in operating expenses was due primarily to decreased accretion and interest expense on convertible notes and lower general and administrative, product development, and sales and marketing expenses.

Net Loss

The Company had a net loss for the six months ended June 30, 2018 of $2,085,849 as compared to a net loss of $2,615,446 for the six months ended June 30, 2017, a decrease of 20%. The decrease in net loss was due primarily to lower operating expenses in 2018 and a loss on investment of $175,000 in 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Current Assets	$12,848	$6,863
Current Liabilities	9,308,590	7,526,021
Working Capital (Deficiency)	$(9,295,742)	$(7,519,158)

Current assets for the quarter ended June 30, 2018 increased compared to December 31, 2017 primarily due to more cash on hand.

Current liabilities for the quarter ended June 30, 2018 increased compared to December 31, 2016 primarily due to additional convertible debentures and increased accounts payable.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2018	June 30, 2017
Net Cash Used in Operating Activities	$(245,612)	$(670,864)
Net Cash Used in Investing Activities	-	(175,000)
Net Cash Provided by Financing Activities	250,965	726,060
Net Increase (Decrease) in Cash	$5,353	(119,804)

Net Cash Used in Operating Activities

Our cash used in operating activities was $245,612 for the six month period ended June 30, 2018 compared to $670,864 for the six month period ended June 30, 2018. The cash used in operating activities was higher in 2017 due to higher general and administrative, product development, and sales and marketing expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $250,965 for the six month period ended June 30, 2018 and $726,060 for the six month period ended June 30, 2017 consisted of the issuance of convertible debentures.

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

Securities Purchase Agreement, Convertible Note, and Pledge Agreement with Alpha Capital Anstalt

On July 21, 2017, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 will be upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock which is not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable. Through various amendments to the Alpha SPA, Alpha Capital has funded the Company a total of $790,965 as of August 15, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share Exchange Agreement

On July 2, 2018 the Company filed SEC form 8-K making the following disclosure: On June 27, 2018, Friendable, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), shareholders of the Acquiror (the “Acquiror Principal Shareholders”), and Sharps Technology, Inc., a corporation organized under the laws of Wyoming (the “Acquiree”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which each person who is a shareholder of the Acquiree (the “Acquiree Shareholders”) (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 17,000,000 shares of Acquiror’s common stock to the Acquiree Shareholders (the “Acquiror Shares”), which Acquiror Shares shall constitute approximately 85.00% on a fully diluted basis of the issued and outstanding shares of Acquiror Common Stock immediately after the closing of the transactions contemplated herein, in each case, on the terms and conditions as set forth in the Agreement. The 17,000,000 share number is subject to adjustment for any shares of Acquiree issued subsequent to June 27, 2018 for financing purposes. The transaction shall be consummated upon the satisfaction of certain closing conditions set forth in the Share Exchange Agreement which include but are not limited to: a reverse split of the Acquiror’s outstanding common stock so that no more than 3,000,000 shares will be outstanding in total prior to issuance of the Acquiror Common Stock, exchange of $1.5 million principal amount of notes for $1.5 million principal amount of post-closing notes and disposition of its Fan Pass, Inc. business and filing of an S-1 Registration Statement with respect thereto.

Disposition of Fan Pass, Inc.:

On July 2, 2018 the Company filed SEC form 8-K making the following disclosure: On June 27, 2018, Acquiror, Acquiree and Fan Pass, Inc. entered into a Spin Off Agreement pursuant to which the Acquiror shall distribute 100% of the issued and outstanding stock of Fan Pass, Inc. to the Acquiror’s shareholders existing immediately prior to the Closing. The Spin Off Agreement also requires that Fan Pass, Inc. file a registration statement on Form S-1 for the registration of all of its shares distributed to Acquiror’s shareholders.

Reverse Split and Name Change

On July 18, 2018 the Company filed SEC form PRE 14C making the following disclosure:

Dear Stockholders:

We are furnishing this notice and the accompanying Information Statement to the holders of shares of common stock of Friendable, Inc., a Nevada corporation (the “Company”), for informational purposes only pursuant to Section 14(c) of the Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations prescribed thereunder.

The purpose of this Information Statement is to notify our stockholders that effective on July 16, 2018, three holders of our convertible preferred stock (on a fully diluted, as converted basis) and our common stock par value $0.0001 per share, representing a majority of the shares of our issued and outstanding Common Stock, as of such date, by execution of a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the above matter, which had previously been approved by the Board of Directors of the Company on July 16, 2018, and recommended to be presented to the majority stockholders for their approval by the Board of Directors on the same date, three holders of our shares of our common stock, par value $0.0001 per share (“Common Stock”), representing a majority of our issued and outstanding Common Stock as of such date, executed a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters, which had previously been approved by the Board of Directors of the Company on July 16, 2018, and recommended to be presented to the majority stockholders for their approval by the Board of Directors on the same date:

● authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the issued and outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of 1:18,444, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, at any time before December 31, 2018; and

● authority for our Board of Directors, without further stockholder approval, to file a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to change our name to Sharps Technology Inc. and to also, upon approval by FINRA, to change our trading symbol to one of SHRP, STIK or NSTK.

This notice, the accompanying Information Statement is being made available on or about July 28, 2018 to all of our stockholders of record at the close of business on July 17, 2018.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than twenty (20) days after this Information Statement has been made available to our stockholders, which effective date we expect to be on or approximately August 18, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern

As of June 30, 2018, the Company has a working capital deficiency of $9,295,742 and has an accumulated deficit of $21,224,318 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of convertible notes.

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
10.4
Share Exchange Agreement by and between the Company and Sharps Technology, Inc. dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)

10.5
Spin Off Agreement by and between the Company and Sharps Technology, Inc., and Fan Pass Inc. dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)

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

FRIENDABLE, INC.

Date: August 20, 2018	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)