Form 10-Q
period 2018-09-30
Friendable, Inc.
filed 2018-11-19
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

5,553,310,369 shares of common stock outstanding as of November 19, 2018

i

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

iii

PART I - FINANCIAL INFORMATION

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017

Current assets
Cash	$3,423	$-
Accounts receivable	512	-
Prepaid expenses	6,863	6,863
Total current assets	10,798	6,863

Intangible assets (Note 3)	35,000	35,000

TOTAL ASSETS	$45,798	$41,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$3,780,720	$2,718,832
Convertible debentures short-term (Note 10)	6,272,300	4,807,189
Deferred revenue	-	-
Total current liabilities	10,053,020	7,526,021

Total liabilities	10,053,020	7,526,021
Going concern (Note 1)
Commitments (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2017 – 21,267 ) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2017 – 5,010,310,369) shares issued and outstanding (Note 4)	555,331	501,031
Additional paid-in capital	11,471,743	11,157,778
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(22,029,798)	(19,138,469)
Total Stockholders' Deficit	(10,007,222)	(7,484,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,798	$41,863

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30, 2018 $	Three Months Ended September 30, 2017 $	Nine Months Ended September 30, 2018 $	Nine Months Ended September 30, 2017 $
REVENUES	1,227	2,298	5,709	7,876

OPERATING EXPENSES
Accretion and interest expense (Note 10)	478,102	1,263,476	1,874,931	2,714,869
App hosting (Note 8)	141,000	141,011	420,425	418,837
Commissions	368	690	1,673	2,363
General and administrative (Note 8)	186,090	216,498	597,275	675,877
Product development (Note 8)	549	133,000	549	225,450
Sales and marketing	598	60,699	2,185	224,002

TOTAL OPERATING EXPENSES	806,707	1,815,374	2,897,038	4,261,398

LOSS FROM OPERATIONS	(805,480)	(1,813,076)	(2,891,329)	(4,253,522)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(805,480)	(1,813,076)	(2,891,329)	(4,428,522)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,553,310,369	2,251,340,870	5,475,489,856	1,747,564,991

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2016 TO SEPTEMBER 30, 2018
(Expressed in US dollars)

Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the period	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 10)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 10)	—	—	—	—	307,965	—	—	307,965

Net loss for the period	—	—	—	—	—	—	(2,891,329)	(2,891,329)

Balance September 30, 2018	5,553,310,369	$555,331	21,267	$2	$11,471,743	$(4,500)	$(22,029,798)	$(10,007,222)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows Used in Operating Activities:
Net loss	$(2,891,329)	$(4,428,522)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	400,189	367,355
Accretion expense	1,415,742	2,347,514
Shares issued for services	-	68,690
Loss on investment	-	175,000
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(512)	4
Increase in prepaid expenses	-	100
Increase in accounts payable	768,368	545,285
Net Cash Used in Operating Activities	(307,542)	(924,574)

Cash Flows Used in Investing Activities:
Purchase of investment in Hang With	-	(175,000)
Net Cash Used in Investing Activities	-	(175,000)

Cash Flows Provided by Financing Activities:
Proceeds from convertible debentures (net)	310,965	979,770
Net Cash Provided by Financing Activities	310,965	979,770

Net Increase (Decrease) in Cash	3,423	(119,804)

Cash – Beginning	-	119,804

Cash – Ending	$3,423	$-

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$3,423	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2018, the Company has a working capital deficiency of $10,042,222 and has an accumulated deficit of $22,029,798 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the nine months ended September 30, 2018, the Company incurred $1,474 (September 30, 2017: $26,179) in advertising costs.

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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the nine months ended September 30, 2018 and 2017, the Company did not have any allowance for doubtful accounts.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
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

As of September 30, 2018, there were approximately 60,899,650,927 potentially dilutive shares outstanding.

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

3.  INTANGIBLE ASSETS

As at September 30, 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2018

During the nine months ended September 30, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in US dollars)

4.  COMMON AND PREFERRED STOCK (CONTINUED)

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

5.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of September 30, 2018 and year ended December 31, 2017 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2017	1,096,335,757	0.004

Balance, September 30, 2018	1,096,335,757	0.004

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of September 30, 2018:

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION (CONTINUED)

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2018, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price $	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-
Outstanding and exercisable, September 30, 2018	3,075	1,044	4.73	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of September 30, 2018:

$

Employment Agreements (1)	75,000

 (1) Employment agreements with related parties.

8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2018, the Company incurred $344,400 (2017: $364,000) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2018, the Company incurred $465,425 (2017: $688,837) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of September 30, 2018, the Company had a stock subscription receivable totaling $4,500 (December 31, 2017: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2018, accounts payable includes $858,624 (December 31, 2017: $481,078) payable to a company with two officers and directors in common, and $712,331 (December 31, 2017: $474,583) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in US dollars)

9.  FAIR VALUE MEASUREMENTS (CONTINUED)

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

As of September 30, 2018, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

b	)	24-Jun-15	37,500	-	37,500	8%	12-Mar-16
b	)	7-Jul-15	75,000	-	75,000	8%	7-Oct-15
b	)	1-Aug-15	17,408	-	17,408	8%	4-Aug-16
b	)	1-Aug-15	30,000	-	30,000	8%	1-Aug-16
b	)	1-Aug-15	35,408	-	35,408	8%	1-Aug-16
b	)	21-Sep-15	64,744	-	64,744	8%	21-Sep-16
b	)	3-May-16	50,000	-	50,000	8%	3-May-17
b	)	3-May-16	50,000	-	50,000	8%	11-May-16
b	)	3-May-16	29,500	-	29,500	8%	2-Jun-16
b	)	3-May-16	45,965	-	45,965	8%	2-Jun-16
b	)	24-May-16	61,571	-	61,571	8%	24-May-17
b	)	24-May-16	30,464	-	30,464	8%	19-Jun-16
b	)	26-May-16	157,500	-	157,500	8%	26-May-17
b	)	15-Jun-16	5,000	-	5,000	8%	15-Jun-17
d	)	3-Jun-16	160,000	-	160,000	7%	8-Sep-17
d	)	3-Jun-16	4,000	-	4,000	7%	8-Sep-17
d	)	15-Jun-16	50,000	-	50,000	7%	8-Sep-17
d	)	15-Jun-16	1,250	-	1,250	7%	8-Sep-17
d	)	17-May-16	100,000	-	100,000	7%	8-Sep-17
d	)	17-May-16	2,500	-	2,500	7%	8-Sep-17
d	)	20-May-16	110,000	-	110,000	7%	8-Sep-17
d	)	20-May-16	2,750	-	2,750	7%	8-Sep-17
d	)	27-Jan-16	250,000	-	250,000	7%	27-Jul-17
d	)	8-Mar-16	110,000	-	110,000	7%	8-Sep-17
d	)	27-Jan-16	18,750	-	18,750	7%	27-Jul-17
d	)	8-Mar-16	5,000	-	5,000	7%	8-Sep-17
d	)	8-Mar-16	90,000	-	90,000	8%	8-Sep-17
b	)	8-Jul-16	50,000	-	50,000	7%	8-Sep-17
b	)	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
d	)	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
d	)	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
d	)	8-Jul-16	1,250	-	1,250	7%	8-Sep-17
d	)	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
d	)	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
d	)	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
d	)	4-Aug-16	110,000	-	110,000	8%	4-Aug-17
b	)	15-Aug-16	157,500	-	157,500	8%	15-Aug-17
b	)	8-Sep-16	80,000	-	80,000	8%	8-Sep-17
b	)	11-Nov-16	80,000	-	80,000	8%	11-Nov-17
b	)	5-Dec-16	88,000	-	88,000	8%	5-Dec-17
b	)	9-Jan-17	84,000	-	84,000	8%	6-Jan-18
b	)	13-Mar-17	32,000	-	32,000	8%	13-Mar-18
c	)	2-Feb-17	90,198	-	90,198	8%	2-Feb-18
c	)	15-Mar-17	96,000	-	96,000	8%	15-Mar-18
d	)	7-Oct-16	465,000	-	465,000	7%	7-Apr-18
d	)	7-Nov-16	295,000	-	295,000	7%	7-May-18
d	)	12-Dec-16	295,000	-	295,000	7%	12-Jun-18
d	)	18-Jan-17	295,000	-	295,000	7%	7-Apr-18
b	)	7-Apr-17	25,000	-	25,000	8%	7-Apr-18
b	)	3-May-17	27,000	-	27,000	8%	3-May-18
c	)	5-May-17	30,000	-	30,000	8%	5-May-18
b	)	2-Jun-17	27,000	-	27,000	8%	2-Jun-18
s) d	)	21-Jul-17	790,965	-	793,858	10%	21-Jul-18
s) d	)	14-Aug-18	30,000	27,107	2,893	10%	31-Dec-18
s) d	)	21-Jul-17	24,000	-	790,965	10%	21-Jul-18

			6,299,407	27,107	6,272,300

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

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

s)
Convertible debenture is secured

During the nine months ended September 30, 2018, the Company received net proceeds from convertible debentures of $310,965 (2017: $979,770).

During the nine months ended September 30, 2018, $60,300 (2017: $620,336) of convertible debentures were settled by issuing 543,000,000 (2017: 1,899,157,030) shares of common stock of the Company.

During the nine months ended September 30, 2018, the Company incurred $255 (2017: $90,250) in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the nine months ended September 30, 2018, the Company incurred $1,874,931 (2017: $2,714,869) in accretion and interest expense in connection with the convertible debentures.

At September 30, 2018, convertible debentures with the principal amount of $6,299,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2018 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to September 30, 2018 are now due on demand.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
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

12.  SUBSEQUENT EVENTS

Issuance of Convertible Debenture:

September 10, 2018 the Company and Sharps Technology Inc. terminated the Share Exchange Agreement that was entered into on June 27, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Results of Operations

	Three Months Ended September 30, 2018 $	Three Months Ended September 30, 2017 $	Nine Months Ended September 30, 2018 $	Nine Months Ended September 30, 2017 $
REVENUES	1,227	2,298	5,709	7,876

OPERATING EXPENSES
Accretion and interest expense (Note 10)	478,102	1,263,476	1,874,931	2,714,869
App hosting (Note 8)	141,000	141,011	420,425	418,837
Commissions	368	690	1,673	2,363
General and administrative (Note 8)	186,090	216,498	597,275	675,877
Product development (Note 8)	549	133,000	549	225,450
Sales and marketing	598	60,699	2,185	224,002

TOTAL OPERATING EXPENSES	806,707	1,815,374	2,897,038	4,261,398

LOSS FROM OPERATIONS	(805,480)	(1,813,076)	(2,891,329)	(4,253,522)

OTHER EXPENSES
Loss on investment (Note 11)	-	-	-	(175,000)

NET LOSS AND COMPREHENSIVE LOSS	(805,480)	(1,813,076)	(2,891,329)	(4,428,522)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,553,310,369	2,251,340,870	5,475,489,856	1,747,564,991

For the three months ended September 30, 2018 compared to September 30, 2017

Operating Expenses

The Company had operating expenses of $806,707 and $1,815,374 during the three months ended September 30, 2018 and 2017, respectively, a decrease of 56%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes, lower product development, and lower sales and marketing expenses.

Net Loss

The Company had a net loss for the three months ended September 30, 2018 of $805,480 as compared to a net loss of $1,813,076 for the three months ended September 30, 2017, a decrease of 56%. The decrease in net loss was due primarily to lower operating expenses in 2018.

For the nine months ended September 30, 2018 compared to September 30, 2017

Operating Expenses

The Company had operating expenses of $2,897,038 and $4,261,398 during the nine months ended September 30, 2018 and 2017, respectively, a decrease of 32%. The decrease in operating expenses was due primarily to decreased accretion and interest expense on convertible notes and lower general and administrative, product development, and sales and marketing expenses.

Net Loss

The Company had a net loss for the nine months ended September 30, 2018 of $2,891,329 as compared to a net loss of $4,428,522 for the nine months ended September 30, 2017, a decrease of 35%. The decrease in net loss was due primarily to lower operating expenses in 2018 and a loss on investment of $175,000 in 2017.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Current Assets	$10,798	$6,863
Current Liabilities	10,053,020	7,526,021
Working Capital (Deficiency)	$(10,042,222)	$(7,519,158)

Current assets for the quarter ended September 30, 2018 increased compared to December 31, 2017 primarily due to more cash on hand.

Current liabilities for the quarter ended September 30, 2018 increased compared to December 31, 2017 primarily due to additional convertible debentures and increased accounts payable.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2018	September 30, 2017
Net Cash Used in Operating Activities	$(307,542)	$(974,574)
Net Cash Used in Investing Activities	-	(175,000)
Net Cash Provided by Financing Activities	310,965	979,770
Net Increase (Decrease) in Cash	$3,423	(119,804)

Net Cash Used in Operating Activities

Our cash used in operating activities was $307,542 for the nine month period ended September 30, 2018 compared to $924,574 for the nine month period ended September 30, 2017. The cash used in operating activities was higher in 2017 due to higher general and administrative, product development, and sales and marketing expenses.

Net Cash Used in Investing Activities

Net cash used cash in investing activities for the nine month period ended September 30, 2017 consisted of an investment in Hang With of $175,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $310,965 for the nine month period ended September 30, 2018 and $979,770 for the nine month period ended September 30, 2017 consisted of the issuance of convertible debentures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Securities Purchase Agreement, Convertible Note, and Pledge Agreement with Alpha Capital Anstalt

On July 21, 2017, the Company entered into a Securities Purchase Agreement (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 will be upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock which is not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable. Through various amendments to the Alpha SPA, Alpha Capital has funded the Company a total of $820,965 as of November 19, 2018.

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

On September 10, 2018, the Acquiree delivered a letter to the Acquiror cancelling the merger contemplated in the June 27, 2018 Agreement, citing “complexity, spin off of assets, recent events, and other requirements”.

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

On September 10, 2018, the Acquiree delivered a letter to the Acquiror cancelling the merger contemplated in the June 27, 2018 Agreement, citing “complexity, spin off of assets, recent events, and other requirements”, effectively postponing the spin off.

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

As of November 19, 2018 the reverse split has not become effective.

Going Concern

As of September 30, 2018, the Company has a working capital deficiency of $10,042,222 and has an accumulated deficit of $22,029,798 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of convertible notes.

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

FRIENDABLE, INC.

Date: November 19, 2018	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)