Form 10-Q/A
period 2018-09-30
Friendable, Inc.
filed 2018-11-21
CIK 1414043

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,553,310,369 shares of common stock outstanding as of November 19, 2018

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Friendable, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 19, 2018 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* Previously filed.
** Furnished herewith.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 was furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE, INC.

Date: November 20, 2018	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 20, 2018	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4