Form 10-K
period 2018-12-31
Friendable, Inc.
filed 2019-04-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2018
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
Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $501,031, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2018 of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2019, there were 5,553,310,369 shares of the registrant’s common stock issued and outstanding.

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

Who We Are

About Friendable, Inc.

Friendable, Inc. is a mobile focused technology and marketing company, connecting and engaging users through two distinctly branded applications:

The Friendable and Fan Pass Mobile Applications.

The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company released its new version of Friendable with a focus on dating and building subscription based revenue, starting with its existing and historical database of approximately 900,000 registered users.

Fan Pass is the Company’s newest app/brand and wholly owned subsidiary, scheduled for release in 2019. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smart phone or other connected devices. Fan Pass allows an artist fan base to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

Mobile Applications

Introduction

The Friendable Mobile Application:

Friendable’s platform is a location-based social platform which creates a “Subscription” based opportunity and location-based advertising for Brands and Businesses. Friendable is marketed as a friendly non-threatening environment for everyone with a "friends-first" approach to making new connections and where everything starts with friendship. The company plans to continue upgrading its application & acquire new registered users and subscribers to increase revenue, engagement and overall # of monthly active users (MAU).

In January 2019, the Company released a brand new ground up version of the friendable application which is to focus on generating subscription based revenue. Based on several factors which included the reliance on outdated software and ongoing neggiations to reduce the company’s debt, the Company purged all legacy users. In doing so, the Company will rely upon aqcuiring new users and marketing to the prior legacy database in an attempt to convert them into active, paying subscribers.

The Friendable application has undergone several versions over the past 5 years and has historically accomplished the following:

-
Exceeded 1,500,000 total downloads
-
Exceeded 900,000 historical registered users
-
Worldwide App store rankings & Celebrity Marketing Integration
-
Ranked in the top 400 social networking apps in over 80 countries around the world
-
Ranked in the top 1000 social networking apps in 147 countries around the world.
-
Reached #4 Social Networking apps in France
-
Reached 34 in top grossing apps in US
-
Achieved #1 position for all Social Networking apps in Australia, Aug 2016
-
Partnered with “TKA” The KlugerAgency (responsible for “Plenty of Fish” roll out with “LADY GA GA” & “Tinder” user acquisition with “HILLARY DUFF”
-
Integrated in notable artists videos like Jennifer Lopez, Fifth Harmony, Fetty Wap, Meghan Trainor, Red Foo and Austin Mahone
-
January 2019 – Release of our completely re-done new version of the Friendable mobile application aimed at subscription based  revenue.

Historically, Friendable’s apps have been downloaded total over 1.5 million times across iOS and Android.

Management believes that its Friendable application is in need of additional feature set upgrades, expansion and intelligent technology integration to stay competitive in the Social Networking / Dating category and will continue on this path while developing and launching Fan Pass. Management believes that the cross promotion of Fan Pass users to the Friendable application will allow us to acquire Friendable subscribers at much lower cost than if acquiring users through its own marketing directives.

The Fan Pass Live Application (Development Stage)

In 2019, the Company partnered with Vimeo, Inc to develop and release its Fan Pass mobile application for commercial release on its Vimeo OTT / Livestream platform for iPhone, Android, Apple TV, Android TV, and Roku.

●
Backstage access before, during or after an event
●
Sound Check – Recording studio sessions
●
Behind-the-scenes looks on music video, film, or photo-shoot sets – Green Room
●
FREE Content – Social Influencer video (shot front facing)
●
On-set makeup or wardrobe trailers
●
Special interviews & one-on-one videos
●
Looks into the behind-the-scenes lives of the celebrity’s
     And more exclusive VIP content!

In addition, fans will be able to subscribe and view all livestream and on-demand archived videos; or subscribe to an individual broadcast instead. We believe that, especially for a large event like a music festival or concert, the option for fans to briefly purchase a broadcast or view an older broadcast increases the likelihood of added subscriptions.

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

Fan Pass believe's in connecting fans globally..to an exclusive backstage experience, right from their smartphone!

Marketing

Marketing initiatives will combine celebrity driven outreach to social media followers and fans, specialized content, digital marketing, and live event marketing to optimize market reach:

Celebrity Marketing

Celebrity partners will utilize the following channels to market Fan Pass:
●
Their own Social media
●
Label and/or Management Social Media
●
Live events
●
Existing fan marketing

Event Marketing

The Fan Pass marketing / business development team will market the application at:
●
Live events – Concerts, Festivals, Private Events, Promotional Events

In addition, Fan Pass video and photography crews will take pictures and videos at events for public relations and social media.

Digital Marketing

Fan Pass will utilize digital marketing avenues such as:
●
Celebrity direct-to-fan
●
Digital ad campaigns on social media, search, and email

Digital marketing initiatives will utilize celebrity content and user generated content for maximum market reach.

The creation of a business development team that will curate the Company’s internal and external growth goals, and traditional forms of advertising such as television and radio are also key avenues. The goal of using these channels is to create a platform for the long-term success and brand awareness, a matrix of the Company’s planned marketing channels is listed below:

Revenue

The Friendable application revenue is derived from premium subscriptions within the application. Additional revenue may come from advertising and virtual currency.

The Company believes the Fan Pass application will generate revenue utilizing various avenues of pursuit:
■
Fan Pass Subscriptions - Initial pricing model example:
o
 $2.99 per month – all access VIP
o
$12.99 single PPV event.
■
Brand sponsorship and/or monthly branded campaigns
■
Social media influencers and promotion
■
Content creation and development
■
Pre-Roll Video Advertising revenue from both live and archived videos
■
E-Commerce Merchandise Sales - including t-shirts, hats, and more

Market Opportunity
Market Overview: Fan Pass

As our digital age continues to evolve, today we see the creation of a new type of end-user: the ever-present “Omni-user” with an overwhelming appetite for content.  These people are an emerging class of knowledgeable users that demand constant access to content, people and celebrities they follow, from work to play or from home, anywhere in the world. Fan Pass was created to satisfy the needs of these omni-users. It is only in the last five years that technology and social media have evolved to a point that allows Fan Pass to become a disruptive opportunity.

Consider these facts; Less than a dozen years ago the first mobile phone was invented. Only five years ago, mobile devices started to become less annoying and more useful. It has taken these last five years for processors to become fast, displays to become large and clear, storage to become easily available, and cellular and Wi-Fi networks to be “Omni-present” making mobile devices a useful and always present, necessity in life. At the same time, social media networks have had time to grow strong, reliable and also “Omni-present” thus allowing celebrities and influencers to build vast armies of Fans or “Social Followers”.

Intellectual Property

In addition to owning the Friendable name, brand, and trademark, the Company has applied for and been granted protection (copyright & trademark) on the Fan Pass name, logo and brand. The Company also intends, in due course, subject to legal advice, to apply for patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement.

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

-Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 94.5% of our Series A preferred stock. As of April 12, 2019, the following entities and individuals own the following shares of our Series A preferred stock:

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

Our management evaluated our disclosure controls and procedures as of December 31, 2018 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

As of December 31, 2018, our articles of incorporation authorize the issuance of up to 15,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

During the year ended December 31, 2018, we received $410,965 in convertible note and promissory note financing. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Office

Our executive offices are located at 1821 S. Bascom Ave Ste 353, Campbell, California 95008. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Quarter Ended	High Bid	Low Bid
December 31, 2018	none	none
September 30, 2018	$0.0001	$0.0001
June 30, 2018	none	none
March 31, 2018	$0.0001	$0.0001
December 31, 2017	$0.0001	$0.0001
September 30, 2017	$0.0007	$0.0001
June 30, 2017	$0.0021	$0.0006
March 31, 2017	$0.0025	$0.0010

(b)
Holders of Our Common Stock

As of April 16, 2019, there were 50 registered holders of record of our common stock. As of such date, 5,553,310,369 shares of our common stock were issued and outstanding.

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

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2018, $60,300 of convertible debentures were settled by issuing 543,000,000 shares of common stock of the Company. The notes were converted at an average price per share of $0.0001. The shares were issued as follows: 30,000,000 on January 5, 2018, 250,000,000 on January 16, 2018, and 263,000,000 on March 6, 2018.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2018 and 2017, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Years Ended December 31, 2018 and 2017

Our cash as of December 31, 2018 was $25,646. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the period from inception (December 4, 2013) to December 31, 2018 we incurred a net loss of $22,242,891. For the year ended December 31, 2018, our net loss was $3,104,422.

Our operating expenses for our fiscal years ended December 31, 2018 and 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

REVENUES	$6,190	$8,694

OPERATING EXPENSES
Accretion and interest expense (Note 10)	$2,052,216	$3,507,102
App hosting (Note 8)	210,000	557,478
Commissions	1,817	2,608
General and administrative (Note 8)	719,960	863,681
Product development (Note 8)	80,549	235,450
Sales and marketing	28,652	305,557

TOTAL OPERATING EXPENSES	3,093,194	5,471,876

LOSS FROM OPERATIONS	(3,087,004)	(5,463,182)

OTHER EXPENSES
Loss on investment (Note 11)	-	(175,000)
Impairment Loss (Note 3)	(35,000)	-

NET LOSS AND COMPREHENSIVE LOSS	$(3,122,004)	$(5,638,182)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,495,104,889	2,435,738,177

Revenues

Revenues for the year ended December 31, 2018 decreased 29% to $6,190 as compared to $8,694 for the year ended December 31, 2017. This decrease was primarily due to the Company’s decision to focus on what management believes is a much broader market of “Social Networking – Friendship Meetups”. As user acquisition remains the Company’s main driver the Friendable mobile app, subscription based services are now offered for free, encouraging user adoption and frequency of use.

Operating Expenses

Operating expenses for the year ended December 31, 2018 and the December 31, 2017 were $3,087,004 and $5,471,876 respectively, a decrease of 44%. The decrease was primarily related to decreased marketing initiatives, decreased accretion and interest expense, reduced app hosting fees, and lower development costs.

Net Loss

Our operating results have recognized net loss in the amount of $3,122,004 for the year ended December 31, 2018 as compared to a net loss of $5,638,182 for the year ended December 31, 2017. The decrease was primarily related due to lower operating expenses.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
	(audited)	(audited)
Current Assets	$25,646	$6,863
Current Liabilities	$10,263,543	$7,526,021
Working Capital Deficiency	$(10,237,897)	$(7,579,158)

As of December 31, 2018, current assets consisted of cash of $25,646. As of December 31, 2017, current assets consisted of prepaid expenses of $6,863.

As of December 31, 2018, current liabilities consisted of accounts payable of $3,879,351, convertible notes of $6,299,408, and promissory note of $100,559. As of December 31, 2017, current liabilities consisted of accounts payable of $2,718,832 and convertible notes of $4,807,189. The increase is primarily related to accretion of discount on convertible notes.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net Cash Provided by (Used in) Operating Activities	$(385,320)	$(1,134,575)
Net Cash Provided by (Used in) Investing Activities	-	(175,000)
Net Cash Provided by (Used in) Financing Activities	410,966	1,189,771
Net Increase (Decrease) in Cash	$25,646	$(119,804)

Operating Activities

Cash provided by operating activities

The Company lost $385,320 in cash from operating activities for the year ended December 31, 2018 as compared to a loss of $1,134,575 for the year ended December 31, 2017. This decreased cash loss used in operating activities is primarily attributed to decreased marketing initiatives, reduced app hosting fees, and lower development costs.

Cash used in investing activities

There was no cash used for investing activities the year ended December 31, 2018 and the cash used for investing activities the year ended December 31, 2017 is attributable to the Company’s investment in Hang W/ Inc.

Cash provided by financing activities

Financing activities for the year ended December 31, 2018 generated cash of $410,966 as compared to generating $1,189,771 of cash for the year ended December 31, 2017. The lower cash provided from financing activities in the current year is attributable to lower reliance on the issuance of convertible notes and promissory note.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2018.

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

The Company used a portion of the proceeds of each Closing to purchase Series A Convertible Participating Preferred Stock of a private entity named Hang With, Inc. (“Hang With”). Alpha Capital is currently Hang With’s majority shareholder. On October 7, 2016, the Company entered into a Securities Purchase Agreement with Hang With (the “Hang With SPA”) to buy up to 330,397 shares of Hang With’s Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for $750,000. On the Initial Closing Date, the Company paid $225,000 and was to receive 99,118 shares of Preferred Stock. The Company paid Hang With $175,000 on each of the subsequent three Closings. In connection with entering into the Hang With SPA, the Company and Hang With entered into a Software License Agreement (the “License Agreement”) in which Hang With is licensing the intellectual property of the Hang With apps to the Company. As part of the Hang With SPA and as compensation for the Company entering into the License Agreement and the future development agreement, Hang With was to issue 154,185 shares of Preferred Stock on the Initial Closing Date and was to issue 100,000 shares of its common stock to the Company. As of April 16, 2019 none of the shares have been issued.

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

Going Concern

At December 31, 2018, we had an accumulated deficit of $22,260,473 and incurred a net loss of $3,122,004.  We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the dating app industry or new business opportunities. We are considered a development stage company in the dating app industry. As of December 31, 2018, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2018.

 Alpha Capital Securities Purchase Agreement and Fan Pass Pledge Agreement

The Company entered into a Securities Purchase Agreement, dated July 21, 2017 (the “Alpha SPA”) with Alpha Capital Anstalt (“Alpha Capital”), to issue and sell up to, in principal amount, $500,000 of convertible notes, payable in two tranches (the “Alpha Notes”). The first tranche of $300,000 was funded on July 21, 2017 (the “Initial Closing Date”). The second tranche of $200,000 was to occur upon effectiveness of the registration statement of Fan Pass Inc. and trading of common stock not later than 9 months after first closing. The Alpha Notes are senior to all current and future indebtedness of the Company except as agreed to by the parties. The conversion price of the notes will be the lowest conversion price of any instrument issued by the Company. The Alpha Notes are long-term debt obligations that are material to the Company. The Alpha Notes also contain certain representations, warranties, covenants and events of default. In the event of default, at the option of Alpha Capital and in their sole discretion, Alpha Capital may consider the Alpha Note’s immediately due and payable. Through various amendments to the Alpha SPA, Alpha Capital has funded the Company a total of $820,965 as of April 12, 2019.

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

Debt Restructure Agreement

On March 26, 2019 three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness is considered a capital transaction and therefore $1,000,000 will be recorded as an increase in additional paid-in capital for December 31, 2019.

On March 26, 2019, the Company entered into a Debt Restructuring Agreement with related parties Robert A. Rositano Jr., Dean Rositano , Frank Garcia , and Checkmate Mobile, Inc. and Alpha Capital Anstalt , Coventry Enterprises, LLC , Palladium Capital Advisors, LLC , EMA Financial, LLC, Michael Finkelstein, and Barbara R. Mittman , each being a debt holder of the Company.

The debt holders have agreed to convert their debt into certain amounts of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; Checkmate Mobile Inc and Company officers forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $0.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement.

Application of Critical Accounting Policies

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our fiscal year-end is December 31, 2018.

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

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at December 31, 2018, we have not incurred any asset retirement obligation related to the exploration and development of its resource properties.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2018 and December 31, 2017, we have no items that represent other comprehensive loss and, therefore, have not included a schedule of other comprehensive loss in the financial statements.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of accounts payable, convertible debentures and promissory note approximate fair values because of the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 3,075 as of December 31, 2018.

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

We do not have any off -balance sheet arrangements

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Report of Independent Registered Public Accounting Firm

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2018	December 31, 2017

Current assets
Cash	$25,646	$-
Accounts receivable	-	-
Prepaid expenses	-	6,863
Total current assets	25,646	6,863

Intangible assets (Note 3)	-	35,000

TOTAL ASSETS	$25,646	$41,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$3,863,577	$2,718,832
Convertible debentures short-term (Note 10)	6,299,407	4,807,189
Promissory Note (Note 11)	100,559	-
Total current liabilities	10,263,543	7,526,021

Total liabilities	10,263,543	7,526,021

Going concern (Note 1)
Commitments (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2017 – 21,267 ) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2017 – 5,010,310,369) shares issued and outstanding (Note 4)	555,331	501,031
Additional paid-in capital	11,471,743	11,157,778
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(22,260,473)	(19,138,469)
Total Stockholders' Deficit	(10,237,897)	(7,484,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,646	$41,863

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2018	Year Ended December 31, 2017

REVENUES	$6,190	$8,694

OPERATING EXPENSES
Accretion and interest expense (Note 10)	$2,052,216	$3,507,102
App hosting (Note 8)	210,000	557,478
Commissions	1,817	2,608
General and administrative (Note 8)	719,960	863,681
Product development (Note 8)	80,549	235,450
Sales and marketing	28,652	305,557

TOTAL OPERATING EXPENSES	3,093,194	5,471,876

LOSS FROM OPERATIONS	(3,087,004)	(5,463,182)

OTHER EXPENSES
Loss on investment (Note 11)	-	(175,000)
Impairment Loss (Note 3)	(35,000)	-
NET LOSS AND COMPREHENSIVE LOSS	$(3,122,004)	$(5,638,182)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,495,104,889	2,435,738,177

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total
Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the period	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 10)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 10)	—	—	—	—	307,965	—	—	307,965

Net loss for the period	—	—	—	—	—	—	(3,122,004)	(3,122,004)

Balance December 31, 2018	5,553,310,369	$555,331	21,267	$2	$11,471,743	$(4,500)	$(22,260,473)	$(10,237,897)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year ended December 31, 2018	Year ended December 31, 2017
Cash Flows Used in Operating Activities:
Net loss	$(3,122,004)	$(5,638,182)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	47,670	581,633
Interest on promissory note	559
Accretion expense	1,501,848	2,925,469
Shares issued for services	-	68,691
Loss on investment	-	175,000
Impairment loss	35,000	-
Changes in Operating Assets and Liabilities
Increase in accounts receivable	-	1,009
Increase in deferred revenue		(6,323)
Increase in prepaid expenses	-	100
Increase in accounts payable	1,151,607	758,028
Net Cash Used in Operating Activities	(385,320)	(1,134,575)

Cash Flows Used in Investing Activities:
Purchase of investment in Hang With	-	(175,000)
Net Cash Used in Investing Activities	-	(175,000)

Cash Flows Provided by Financing Activities:
Proceeds from convertible debentures (net)	310,966	1,189,771
Proceeds from promissory note	100,000	-
Net Cash Provided by Financing Activities	410,966	1,189,771

Net Increase (Decrease) in Cash	25,646	(119,804)

Cash – Beginning	-	119,804

Cash – Ending	$25,646	$-

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$665,513
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$25,646	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of December 31, 2018, the Company has a working capital deficiency of $10,237,897 and has an accumulated deficit of $22,260,473 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the twelve months ended December 31, 2018, the Company incurred $1,783 (December 31, 2017: $27,678) in advertising costs.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the twelve months ended December 31, 2018 and 2017, the Company did not have any allowance for doubtful accounts.

Financial Instruments
Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts payable, convertible debentures and promissory note. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of December 31, 2018, there were approximately 61,125,546,528 potentially dilutive shares outstanding.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company does not anticipate that the adoption of ASU No. 2016-02 will have a significant effect on its consolidated financial statements.

3.  INTANGIBLE ASSETS

As at December 31, 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000. During the current year an impairment provision for $35,000 was recorded through the statement of comprehensive loss to impair the intangible assets to $nil.

4.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2018

During the twelve months ended December 31, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of the notes (Note 10).

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

5.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of December 31, 2018 and year ended December 31, 2017 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2017	1,096,335,757	0.004

Balance, December 31, 2018	1,096,335,757	0.004

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of December 31, 2018:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2018, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price $	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-
Outstanding and exercisable, December 31, 2018	3,075	1,044	4.73	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of December 31, 2018:

$

Employment Agreements (1)	400,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

 8.  RELATED PARTY TRANSACTIONS AND BALANCES

During the twelve months ended December 31, 2018, the Company incurred $417,066 (2017: $443,368) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the twelve months ended December 31, 2018, the Company incurred $210,000, $80,000, and $60,000 (2017: $557,478, 235,000, and $60,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of December 31, 2018, the Company had a stock subscription receivable totaling $4,500 (December 31, 2017: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2018, accounts payable includes $721,099 (December 31, 2017: $481,078) payable to a company with two officers and directors in common, and $798,580 (December 31, 2017: $474,583) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

Pursuant to ASC 825, cash is based on Level 1 inputs. The Company believes that the recorded values of accounts receivable and accounts payable approximate their current fair values because of their nature or respective relatively short durations. The fair value of the Company’s convertible debentures and promissory note approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments.

As of December 31, 2018, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

d	)	8-Mar-16	90,000	-	90,000	8%	8-Sep-17
b	)	8-Jul-16	50,000	-	50,000	7%	8-Sep-17
b	)	4-Aug-16	110,000	-	110,000	7%	8-Sep-17
d	)	15-Aug-16	157,000	-	157,000	7%	8-Sep-17
d	)	12-Sep-16	83,000	-	83,000	7%	8-Sep-17
d	)	8-Jul-16	1,250	-	1,250	7%	8-Sep-17
d	)	4-Aug-16	2,750	-	2,750	7%	8-Sep-17
d	)	15-Aug-16	3,925	-	3,925	7%	8-Sep-17
d	)	12-Sep-16	2,075	-	2,075	7%	8-Sep-17
d	)	4-Aug-16	110,000	-	110,000	8%	4-Aug-17
b	)	15-Aug-16	157,500	-	157,500	8%	15-Aug-17
b	)	8-Sep-16	80,000	-	80,000	8%	8-Sep-17
b	)	11-Nov-16	80,000	-	80,000	8%	11-Nov-17
b	)	5-Dec-16	88,000	-	88,000	8%	5-Dec-17
b	)	9-Jan-17	84,000	-	84,000	8%	6-Jan-18
b	)	13-Mar-17	32,000	-	32,000	8%	13-Mar-18
c	)	2-Feb-17	90,198	-	90,198	8%	2-Feb-18
c	)	15-Mar-17	96,000	-	96,000	8%	15-Mar-18
d	)	7-Oct-16	465,000	-	465,000	7%	7-Apr-18
d	)	7-Nov-16	295,000	-	295,000	7%	7-May-18
d	)	12-Dec-16	295,000	-	295,000	7%	12-Jun-18
d	)	18-Jan-17	295,000	-	295,000	7%	7-Apr-18
b	)	7-Apr-17	25,000	-	25,000	8%	7-Apr-18
b	)	3-May-17	27,000	-	27,000	8%	3-May-18
c	)	5-May-17	30,000	-	30,000	8%	5-May-18
b	)	2-Jun-17	27,000	-	27,000	8%	2-Jun-18
s) d	)	21-Jul-17	790,965	-	790,965	10%	21-Jul-18
s) d	)	14-Aug-18	30,000	-	30,000	10%	31-Dec-18
s) d	)	21-Jul-17	24,000	-	24,000	10%	21-Jul-18

			6,299,407	-	6,299,407

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

s)
Convertible debenture is secured

During the twelve months ended December 31, 2018, the Company received net proceeds from convertible debentures of $310,965 (2017: $1,189,771).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

10.  CONVERTIBLE DEBENTURES (CONTINUED)

During the twelve months ended December 31, 2018, $60,300 (2017: $762,952) of convertible debentures were settled by issuing 543,000,000 (2017: 3,521,332,373) shares of common stock of the Company.

During the twelve months ended December 31, 2018, the Company incurred $255 (2017: $90,250) in transaction costs in connection with the issuance of the convertible debentures that have been offset against the carrying values of the related debentures on the issuance date.

During the twelve months ended December 31, 2018, the Company incurred $2,052,216 (2017: $3,507,102) in accretion and interest expense in connection with the convertible debentures.

At December 31, 2018, convertible debentures with the principal amount of $6,299,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2018 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to December 31, 2018 are now due on demand.

11. PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the Holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the twelve months ended December 31, 2018, the Company incurred $559 in interest expense in connection with the promissory note.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2018 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

12.  LOSS ON INVESTMENT AND INTANGIBLE ASSET (CONTINUED)

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

13.  SUBSEQUENT EVENTS

Debt Restructure Agreement:

On March 26, 2019 three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness is considered a capital transaction and therefore $1,000,000 will be recorded as an increase in additional paid-in capital for December 31, 2019.

On March 26, 2019, the Company entered into a Debt Restructuring Agreement with related parties Robert A. Rositano Jr., Dean Rositano , Frank Garcia , and Checkmate Mobile, Inc. and Alpha Capital Anstalt , Coventry Enterprises, LLC , Palladium Capital Advisors, LLC , EMA Financial, LLC, Michael Finkelstein, and Barbara R. Mittman , each being a debt holder of the Company.

The debt holders have agreed to convert their debt into certain amounts of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act;Checkmate Mobile Inc and Company officers forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $0.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

14.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $12,042,235 (2017: $10,457,081) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2037.

The components of the net deferred tax asset at December 31, 2018 and 2017, the statutory rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	2018 $	2017 $

Net loss before taxes	(3,122,004)	(5,638,182)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,092,701)	(1,973,364)
Beneficial conversion feature	(400,593)	(592,926)
Accretion of convertible debt	525,647	961,886
Other	537,250	151,340
Change in valuation allowance	430,397	1,453,064

Reported income taxes	–	–

	December 31, 2018 $	December 31, 2017 $

Potential deferred tax asset
- Net operating losses	4,214,782	3,659,978
-Beneficial conversion feature and other	(262,500)	(138,093)
-Less valuation allowance	(43,952,282)	(3,521,885)

Net deferred tax assets	–	–

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	50	January 31, 2014
Dean Rositano	President, CTO and Director	47	January 31, 2014
Frank Garcia	CFO	61	June 30, 2011

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

Family Relationships

Robert Rositano, age 50, and Dean Rositano, age 47, are brothers.

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

Dean Rositano and Robert Rositano are both directors and 14% and 14%  stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2018 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Rositano	Nil	Nil	N/A
Dean Rositano	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A

Code of Ethics

We have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers, for the years ended December 31, 2018 and 2017, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary Incurred(1) ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2018 2017	158,750 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	158,750 150,000

Dean Rositano President and CTO	2018 2017	157,500 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	157,500 150,000

Frank Garcia Chief Financial Officer	2018 2017	110,000 110,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	110,000 110,000

(1)
The above listed officers had accrued salaries of $798,580 for the year ended December 31, 2018 and $474,583 for the year ended December 31, 2017.

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

On April 3, 2019, the Company entered into a new employment agreement with Robert Rositano. Pursuant to that agreement, the Company shall pay Rositano an aggregate annual salary at the rate of $150,000 (One Hundred Fifty Thousand Dollars) (the "Base Salary"). Upon a successful launch of the company's Fan Pass mobile app or website, and reaching its first 50,000 subscribers, Rositano will receive a bonus of $50,000 and the Base Salary will be increased to $200,000 annually. In addition, when the Company reaches a cumulative 100,000 subscribers or more, Rositano will receive a bonus of $75,000 and the Base Salary shall be increased to $250,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the "Compensation Committee"), based on Rositano's performance. Rositano shall be entitled to participate in the Company's stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

On April 3, 2019, the Company entered into a new employment agreement with Dean Rositano. Pursuant to that agreement, the Company shall pay Rositano an aggregate annual salary at the rate of $150,000 (One Hundred Fifty Thousand Dollars) (the "Base Salary"). Upon a successful launch of the company's Fan Pass mobile app or website, and reaching its first 50,000 subscribers, Rositano will receive a bonus of $50,000 and the Base Salary will be increased to $200,000 annually. In addition, when the Company reaches a cumulative 100,000 subscribers or more, Rositano will receive a bonus of $75,000 and the Base Salary shall be increased to $250,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the "Compensation Committee"), based on Rositano's performance. Rositano shall be entitled to participate in the Company's stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

On April 3, 2019 the Company entered into a new employment agreement with Frank Garcia. The Company shall pay Garcia an aggregate annual salary at the rate of $100,000 (One Hundred Thousand Dollar) (the “Base Salary). Upon a successful launch of the company’s Fan Pass mobile app or website. and reaching its first 50,000 subscribers, Executive will receive a bonus of $20,000 and the Base Salary will be increased to $110,000 annually. In addition. when the Company reaches a cumulative 100,000 subscribers or more, Garcia will receive a bonus of $25,000 and the Base Salary shall be increased to $125,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the “Compensation Committee”) based on Garcia’s performance. Garcia shall be entitled to participate in the Company's stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 16, 2019 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

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

The following tabulation shows, as of April 16, 2019, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

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
(3) Based on 21,268 shares of preferred stock issued and outstanding as of April 16, 2019.

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
 (3)  Based on 5,553,310,369 of common stock issued and outstanding as of April 16, 2019.
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

During the twelve months ended December 31, 2018, the Company incurred $417,066 (2017: $443,368) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the twelve months ended December 31, 2018, the Company incurred $210,000, $80,000, and $60,000 (2017: $557,478, 235,000, and $60,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of December 31, 2018, the Company had a stock subscription receivable totaling $4,500 (December 31, 2017: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2018, accounts payable includes $721,099 (December 31, 2017: $481,078) payable to a company with two officers and directors in common, and $798,580 (December 31, 2017: $474,583) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Subsequent to December 31, 2018, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000.

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

Dean Rositano and Robert Rositano are both directors and 14% and 14% stockholders respectively of CMI. At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2018	December 31, 2017
Audit Fees (1)	$52,950	$52,950
Audit Related Fees (2)	-	-
Tax Fees (3)	5,400	5,400
All Other Fees (4)	-	-
Total	$58,350	$58,350

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

10.42	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.43	Share Exchange Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)

10.44	Spinoff Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.45	Letter from Sharps Technology Inc., dated September 10, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on October 18, 2018)
10.46	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.47	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.48***	Robert Rositano Employment Agreement dated April 3, 2019
10.49***	Dean Rositano Employment Agreement dated April 3, 2019
10.50***	Frank Garcia Employment Agreement dated April 3, 2019
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1***	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS+	XBRL INSTANCE DOCUMENT
101.SCH+	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL+	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF+	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB+	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE+	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or agreement
** Filed herewith.
*** Furnished herewith.
+ IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: April 16, 2019	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 16, 2019	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director