Form 10-K/A
period 2018-12-31
Friendable, Inc.
filed 2019-04-17
CIK 1414043

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
Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $555,331, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2018 of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2019, there were 5,553,310,369 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This amendment has been filed to include the auditors report and an additional contingency disclosure.

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

On May 31, 2017, the Company filed an Amendment to its Articles of Incorporation increasing the authorized common stock from 10,000,000,000 to 15,000,000,000 shares. On June 28, 2017, the Company incorporated a subsidiary, Fan Pass, Inc., a Nevada corporation, which was incorporated to undertake the development of the mobile application “The Fan Pass App”.

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

Results of Operations

Years Ended December 31, 2018 and 2017

Our cash as of December 31, 2018 was $25,646. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. For the period from inception (December 4, 2013) to December 31, 2018 we incurred a net loss of $22,260,473. For the year ended December 31, 2018, our net loss was $3,122,004.

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

As of December 31, 2018, current liabilities consisted of accounts payable of $3,863,577, convertible notes of $6,299,407, and promissory note of $100,559. As of December 31, 2017, current liabilities consisted of accounts payable of $2,718,832 and convertible notes of $4,807,189. The increase is primarily related to accretion of discount on convertible notes.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible and promissory notes to fund our operations.

Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net Cash Provided by (Used in) Operating Activities	$(385,319)	$(1,134,575)
Net Cash Provided by (Used in) Investing Activities	-	(175,000)
Net Cash Provided by (Used in) Financing Activities	410,965	1,189,771
Net Increase (Decrease) in Cash	$25,646	$(119,804)

Operating Activities

Cash provided by operating activities

The Company lost $385,319 in cash from operating activities for the year ended December 31, 2018 as compared to a loss of $1,134,575 for the year ended December 31, 2017. This decreased cash loss used in operating activities is primarily attributed to decreased marketing initiatives, reduced app hosting fees, and lower development costs.

Cash used in investing activities

There was no cash used for investing activities the year ended December 31, 2018 and the cash used for investing activities the year ended December 31, 2017 is attributable to the Company’s investment in Hang W/ Inc.

Cash provided by financing activities

Financing activities for the year ended December 31, 2018 generated cash of $410,965 as compared to generating $1,189,771 of cash for the year ended December 31, 2017. The lower cash provided from financing activities in the current year is attributable to lower reliance on the issuance of convertible notes and promissory note.

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

To the Stockholders and the Board of Directors of
Friendable, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Friendable, Inc. and its subsidiaries (the “Company”), which comprise the consolidated statements of financial position as at December 31, 2018 and 2017, and the consolidated statements of comprehensive loss, consolidated statement of stockholders’ deficit and consolidated statements of cash flows for the years ended December 31, 2018 and 2017, and the related notes, including a summary of significant accounting policies and other explanatory information (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and its financial performance and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States as issued by the Financial Accounting Standards Board.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a reasonable basis for our audit opinion.

/s/ MANNING ELLIOTT LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, British Columbia

April 16, 2019

We have served as the Company’s auditor since 2010.

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	December 31, 2018	December 31, 2017

Current assets
Cash	$ 25,646	$ -
Accounts receivable	-	-
Prepaid expenses	-	6,863
Total current assets	25,646	6,863

Intangible assets (Note 3)	-	35,000

TOTAL ASSETS	$ 25,646	$ 41,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current liabilities
Accounts payable	$ 3,863,577	$ 2,718,832
Convertible debentures short-term (Note 10)	6,299,407	4,807,189
Promissory note (Note 11)	100,559	-
Total current liabilities	10,263,543	7,526,021

Total liabilities	10,263,543	7,526,021

Going concern (Note 1)
Commitments (Note 7)
Contingency (Note 14)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2017 – 21,267 ) shares issued and outstanding (Note 4)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2017 – 5,010,310,369) shares issued and outstanding (Note 4)	555,331	501,031
Additional paid-in capital	11,471,743	11,157,778
Common stock subscriptions receivable (Note 8)	(4,500)	(4,500)
Deficit	(22,260,473)	(19,138,469)
Total Stockholders' Deficit	(10,237,897)	(7,484,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 25,646	$ 41,863

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)

	Year Ended December 31, 2018	Year Ended December 31, 2017

REVENUES	$6,190	$8,694

OPERATING EXPENSES
Accretion and interest expense (Note 10)	2,052,216	3,507,102
App hosting (Note 8)	210,000	557,478
Commissions	1,817	2,608
General and administrative (Note 8)	719,960	863,681
Product development (Note 8)	80,549	235,450
Sales and marketing	28,652	305,557
TOTAL OPERATING EXPENSES	3,093,194	5,471,876

LOSS FROM OPERATIONS	(3,087,004)	(5,463,182)

OTHER EXPENSES
Loss on investment (Note 12)	-	(175,000)
Impairment loss (Note 3)	(35,000)	-

NET LOSS AND COMPREHENSIVE LOSS	$(3,122,004)	$(5,638,182)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,495,104,889	2,435,738,177

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total
Balance December 31, 2016	1,068,031,823	$106,803	21,655	$2	$9,609,198	$(4,500)	$(13,500,287)	$(3,788,784)

Shares issued for services	123,220,000	12,322	—	—	56,368	—	—	68,690

Conversion of convertible notes (Note 10)	3,521,332,373	352,133	—	—	410,819	—	—	762,952

Conversion of preferred shares (Note 4)	297,726,173	29,773	(388)	—	(29,773)	—	—	—

Issuance of convertible notes (net) (Note 10)	—	—	—	—	1,111,166	—	—	1,111,166

Net loss for the year	—	—	—	—	—	—	(5,638,182)	(5,638,182)

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 10)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 10)	—	—	—	—	307,965	—	—	307,965

Net loss for the year	—	—	—	—	—	—	(3,122,004)	(3,122,004)

Balance December 31, 2018	5,553,310,369	$555,331	21,267	$2	$11,471,743	$(4,500)	$(22,260,473)	$(10,237,897)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Year ended December 31, 2018	Year ended December 31, 2017
Cash Flows Used in Operating Activities:
Net loss	$(3,122,004)	$(5,638,182)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures	47,670	581,633
Interest on promissory note	559	-
Accretion expense	1,501,848	2,925,469
Shares issued for services	-	68,691
Loss on investment	-	175,000
Impairment loss	35,000	-
Changes in Operating Assets and Liabilities
Increase in accounts receivable	-	1,009
Increase in deferred revenue		(6,323)
Increase in prepaid expenses	6,863	100
Increase in accounts payable	1,144,745	758,028
Net Cash Used in Operating Activities	(385,319)	(1,134,575)

Cash Flows Used in Investing Activities:
Purchase of investment in Hang With	-	(175,000)
Net Cash Used in Investing Activities	-	(175,000)

Cash Flows Provided by Financing Activities:
Proceeds from convertible debentures (net)	310,965	1,189,771
Proceeds from promissory note	100,000	-
Net Cash Provided by Financing Activities	410,965	1,189,771

Net Increase (Decrease) in Cash	25,646	(119,804)

Cash – Beginning	-	119,804

Cash – Ending	$ 25,646	$-

Supplemental Cash Flow Information:
Cash paid for interest	$ —	$—
Cash paid for income taxes	$ —	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$ 54,300	$665,513
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$25,646	$-

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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

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

3.  INTANGIBLE ASSETS

As at December 31, 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000. During the current year, an impairment provision for $35,000 was recorded through the consolidated statement of comprehensive loss due to significant uncertainty surrounding the realization of future benefits therefrom.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

6.  STOCK-BASED COMPENSATION

On November 22, 2011, the Board of Directors of the Company approved a stock option plan (“2011 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2011 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.   The aggregate number of options authorized by the plan shall not exceed 4,974 shares of common stock of the Company.

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

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price $	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2016	3,075	1,044	6.57	-
Outstanding and exercisable, December 31, 2017	3,075	1,044	5.57	-
Outstanding and exercisable, December 31, 2018	3,075	1,044	4.57	-

7.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of December 31, 2018:

$

Employment Agreements (1)	400,000

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

As of December 31, 2018, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet, other than cash.

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

s)
Convertible debenture is secured.

During the twelve months ended December 31, 2018, the Company received net proceeds from the issuance of convertible debentures of $310,965 (2017: $1,189,771).

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

13.  SUBSEQUENT EVENTS

Debt Restructure Agreement:

On March 26, 2019, three officers of the Company forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness is considered a capital transaction and therefore $1,000,000 will be recorded as an increase in additional paid-in capital during the year ending December 31, 2019.

On March 26, 2019, the Company entered into a Debt Restructuring Agreement with related parties Robert A. Rositano Jr., Dean Rositano, Frank Garcia, and Checkmate Mobile, Inc. and Alpha Capital Anstalt, Coventry Enterprises, LLC, Palladium Capital Advisors, LLC, EMA Financial, LLC, Michael Finkelstein, and Barbara R. Mittman, each being a debt holder of the Company.

The debt holders have agreed to convert their debt into certain amounts of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; Checkmate Mobile, Inc. and Company officers forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $0.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Expressed in US dollars)

14.  CONTINGENCY

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. The court did not strike the answers but the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. The Company fully intends to defend itself against these allegations and believes that the claim is without merit.

15.  INCOME TAXES

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $12,042,235 (2017: $10,457,081) of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2038.

The components of the net deferred tax assets at December 31, 2018 and 2017, the statutory rate, the effective tax rate, and the amounts of the valuation allowance are indicated below:

	2018 $	2017 $

Net loss before taxes	(3,122,004)	(5,638,182)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,092,701)	(1,973,364)
Beneficial conversion feature	(400,593)	(592,926)
Accretion of convertible debt	525,647	961,886
Other	537,250	151,340
Change in valuation allowance	430,397	1,453,064

Reported income taxes	–	–

	December 31, 2018 $	December 31, 2017 $

Potential deferred tax assets
Net operating losses	4,214,782	3,659,978
Beneficial conversion feature and other	(262,500)	(138,093)
Less valuation allowance	(3,952,282)	(3,521,885)

Net deferred tax assets	–	–

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

Name and Principal Position	Year	Salary Incurred(1) ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2018 2017	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Dean Rositano President and CTO	2018 2017	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Frank Garcia Chief Financial Officer	2018 2017	110,000 110,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	110,000 110,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2018	December 31, 2017
Audit Fees (1)	$52,950	$52,950
Audit Related Fees (2)	-	-
Tax Fees (3)	5,400	5,400
All Other Fees (4)	-	-
Total	$58,350	$58,350

1
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

2
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

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

FRIENDABLE INC.

Date: April 17, 2019	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2019	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: April 17, 2019	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2019	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director