Form 10-K/A
period 2018-12-31
Friendable, Inc.
filed 2019-04-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Friendable, Inc.'s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 17, 2019 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K/A. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K/A, Amendment No. 1.

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

10.42	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.43	Share Exchange Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)

10.44	Spinoff Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.45	Letter from Sharps Technology Inc., dated September 10, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on October 18, 2018)
10.46	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.47	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.48	Robert Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
10.49	Dean Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
10.50	Frank Garcia Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
(32)	Section 1350 Certification
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on April 16, 2019)
(101)	XBRL
101.INS***	XBRL INSTANCE DOCUMENT
101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB***	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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