Form 10-Q
period 2019-03-31
Friendable, Inc.
filed 2019-05-20
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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
5,553,310,369 shares of common stock outstanding as of May 20, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	March 31, 2019 (Unaudited)	December 31, 2018

Current assets
Cash	$1,394	$25,646
Accounts receivable	392	-
Prepaid expenses	-	-
Total current assets	1,786	25,646

TOTAL ASSETS	$1,786	$25,646

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$3,081,613	$3,863,577
Convertible debentures short-term (Note 9)	6,299,407	6,299,407
Promissory note (Note 10)	103,584	100,559
Total current liabilities	9,484,604	10,263,543

TOTAL LIABILITIES	9,484,604	10,263,543

Going concern (Note 1)
Commitments (Note 6)
Contingency (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2018 – 21,267 ) shares issued and outstanding (Note 3)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2018 – 5,553,310,369) shares issued and outstanding (Note 3)	555,331	555,331
Additional paid-in capital	12,471,743	11,471,743
Common stock subscriptions receivable (Note 7)	130,868	(4,500)
Deficit	(22,640,762)	(22,260,473)
Total Stockholders' Deficit	(9,482,818)	(10,237,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,786	$25,646

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	$	$
REVENUES	1,005	3,081

OPERATING EXPENSES
Accretion and interest expense (Note 9, 10)	132,652	867,561
App hosting (Note 7)	15,000	139,455
Commissions	301	884
General and administrative (Note 7)	196,542	217,938
Product development (Note 7)	30,588	-
Sales and marketing	6,211	490

TOTAL OPERATING EXPENSES	381,294	1,226,328

LOSS FROM OPERATIONS	(380,289)	(1,223,247)

OTHER EXPENSES
Loss on investment (Note 11)	-	-

NET LOSS AND COMPREHENSIVE LOSS	(380,289)	(1,223,247)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,553,310,369	5,317,254,813

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2017 TO MARCH 31, 2019
(Expressed in US dollars)

Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 9)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 9)	—	—	—	—	307,965	—	—	307,965

Net loss for the year	—	—	—	—	—	—	(3,122,004)	(3,122,004)

Balance December 31, 2018	5,553,310,369	$555,331	21,267	$2	$11,471,743	$(4,500)	$(22,260,473)	$(10,237,897)

Common stock subscriptions received						135,368		135,368

Debt Forgiveness (Note 7, 11)	—	—	—	—	1,000,000	—	—	1,000,000

Net loss for the periof	—	—	—	—	—	—	(380,289)	(380,289)

Balance March 31, 2019	5,553,310,369	$555,331	21,267	$2	$12,471,743	$130,868	$(22,640,762)	$(9,482,818)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(380,289)	$(1,223,247)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures and promissory note	135,677	158,898
Accretion expense	-	708,663
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(392)	(735)
Increase in accounts payable	85,384	264,135
Net Cash Used in Operating Activities	(159,620)	(92,286)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	-	207,000
Proceeds from common stock subscription received	135,368	-
Net Cash Provided by Financing Activities	135,368	207,000

Net Increase (Decrease) in Cash	(24,252)	114,714

Cash – Beginning	25,646	-

Cash – Ending	$1,394	$114,714

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$1,394	$114,714

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of March 31, 2019, the Company has a working capital deficiency of $9,482,818 and has an accumulated deficit of $22,640,762 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the three months ended March 31, 2019, the Company incurred $6,211 (March 31, 2018: $490) in advertising costs.

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
FOR THE PERIOD ENDED MARCH 31, 2019
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the three months ended March 31, 2019 and 2018, the Company did not have any allowance for doubtful accounts.

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

As of March 31, 2019, there were approximately 61,125,546,528 potentially dilutive shares outstanding.

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
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The the adoption of ASU No. 2016-02 did not have an effect on its consolidated financial statements.

3.  COMMON AND PREFERRED STOCK

Common Stock:

Issued during 2019

None.

Issued during 2018

During the 12 months ended December 31, 2018, the Company issued 543,000,000 shares of common stock to various convertible note holders for full and partial conversion of the notes.

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

Stock Subscriptions Received:

During the quarter ended March 31, 2019, the Company sold a number of its common shares to be issued upon the completion of the reverse split of the Company’s stock as set forth in the Company’s filing on Form 14C as filed with the Commission on May 7, 2018. The total number of post-split shares to be issued is 534,000. As the split is not yet effective, the Company has not issued these shares. The share numbers set forth below represent the post-split number of shares to be issued by the Company.

During the quarter ended March 31, 2019, the Company sold 57,000 shares of common stock for total consideration of $14,250. Additionally, Robert Rositano, our CEO, and Dean Rositano, our president, agreed to assign to each of the investors a number of shares equal to the number of shares each shareholder purchased in the offering.

Additionally, during the period the Company sold an additional 477,000 shares of the Company’s common stock for total consideration of $119,250. As part of the subscription for the shares, each investor was granted a percentage interest in the net revenues received from Fan Pass subscriptions and subscribers. Each share is entitled to receive .00001% of the net revenue. The shareholders in this offering also were granted limited anti-dilution protection providing for an additional issuance of shares from those held by the Robert and Dean Rositano after the completion of an additional offering by the Company.

4.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of March 31, 2019 and year ended March 31, 2018 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, March 31, 2018	1,096,335,757	0.004

Balance, March 31, 2019	1,096,335,757	0.004

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

5.  STOCK-BASED COMPENSATION

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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of March 31, 2019:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2019, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding and exercisable, December 31, 2017	3,075	1,044	6.57	-
Outstanding and exercisable, March 31, 2018	3,075	1,044	5.57	-
Outstanding and exercisable, March 31, 2019	3,075	1,044	4. 57	-

6.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of March 31, 2019:

$
Employment Agreements (1)	300,000

 (1) Employment agreements with related parties.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

7.  RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2019, the Company incurred $114,800 (2018: $114,800) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2019, the Company incurred $15,000, $30,588, and $15,000 (2018: $80,000, 210,000, and $60,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of March 31, 2019, the Company had a stock subscription receivable totaling $4,500 (December 31, 2018: $4,500) from an officer and director and from a company with an officer and director in common.

As of March 31, 2019, accounts payable includes $101,798 (December 31, 2018: $721,099) payable to a company with two officers and directors in common, and $486,931 (December 31, 2018: $798,580) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the quarter ended March 31, 2019, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness was considered a capital transaction and therefore $1,000,000 was recorded as an increase in additional paid-in capital as of March 31, 2019.

The above transactions were recorded at their exchange amounts, being the amounts agreed by the related parties.

8.  FAIR VALUE MEASUREMENTS

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

As of March 31, 2019, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet, other than cash.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

9.  CONVERTIBLE DEBENTURES

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

9.  CONVERTIBLE DEBENTURES (CONTINUED)

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2019
(Expressed in US dollars)

9.  CONVERTIBLE DEBENTURES (CONTINUED)

At March 31, 2019, convertible debentures with the principal amount of $6,299,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to March 31, 2019 are now due on demand.

10. PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the three months ended March 31, 2019, the note was converted into 100,000 shares (post-split) of common stock of the Company, or a 1.63% ownership. Additionally, the holder will be entitled to 2,000,000 shares, or a 18.2% ownership of Fan Pass, Inc (a wholly owned subsidiary of the Company). As of March 31, 2019 none of the shares have been issued.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

11.  DEBT RESTRUCTURE AGREEMENT

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

12. CONTINGENCY

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. The court did not strike the answers but the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement has now been voided and a trial date of August 26, 2019 has been set. The Company fully intends to defend itself against these allegations and believes that the claim is without merit.

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company entered into subscriptions for the sale 420,000 post-split common shares for total consideration of $105,000. As the Company’s reverse split as set forth on the Company’s filing on Form 14C on May 7, 2019 has not yet become effective the Company has not yet issued the shares. As part of the subscription for the shares, each investor was granted a percentage interest in the net revenues received from Fan Pass subscriptions and subscribers. Each share is entitled to receive .00001% of the net revenue. The shareholders in this offering also were granted limited anti-dilution protection providing for an additional issuance of shares from those held by the Robert and Dean Rositano after the completion of an additional offering by the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Results of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	$	$
REVENUES	1,005	3,081

OPERATING EXPENSES
Accretion and interest expense (Note 10)	132,652	867,561
App hosting (Note 8)	15,000	139,455
Commissions	301	884
General and administrative (Note 8)	196,542	217,938
Product development (Note 8)	30,588	-
Sales and marketing	6,211	490

TOTAL OPERATING EXPENSES	381,294	1,226,328

LOSS FROM OPERATIONS	(380,289)	(1,223,247)

OTHER EXPENSES
Loss on investment (Note 11)	-	-

NET LOSS AND COMPREHENSIVE LOSS	(380,289)	(1,223,247)

For the three months ended March 31, 2019 compared to March 31, 2018

Operating Expenses

The Company had operating expenses of $381,294 and $1,226,328 during the three months ended March 31, 2019 and 2018, respectively, a decrease of 68%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes and lower app hosting expenses.

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Current Assets	$1,786	$25,646
Current Liabilities	9,484,604	10,263,543
Working Capital (Deficiency)	$(9,482,818)	$(10,237,897)

Current assets for the quarter ended March 31, 2019 decreased compared to December 31, 2018 primarily due to less cash on hand.

Current liabilities for the quarter ended March 31, 2019 decreased compared to December 31, 2018 primarily due to forgiveness of debt by related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flows

	Three months Ended March 31, 2019	Three months Ended March 31, 2018
Net Cash Used in Operating Activities	$(159,620)	$(92,286)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	135,368	207,000
Net Increase (Decrease) in Cash	$(24,252)	114,714

Net Cash Used in Operating Activities

Our cash used in operating activities was $159,620 for the threemonth period ended March 31, 2019 compared to $92,286 for the three month period ended March 31, 2018. The increase in cash used is due to lower higher cash paid to vendors.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $135,368 for the three month period ended March 31, 2019 consisted of stock subscriptions received. Our cash provided by financing activities of $207,000 for the three month period ended March 31, 2018 consisted of the issuance of convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Securities Purchase Agreements

During the three months ended March 31, 2019, the Company received $135,368 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. In one type of SPA, the holders are entitled to shares of the Company’s stock and Company founders pledge to match the shares on a 1:1 basis from their personal shares. In a second type of SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of March 31, 2019, no shares or awards have been issued in relation to these SPA’s.

Subsequent to March 31, 2019, the Company received $105,000 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. In accordance with the terms of the SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of May 17, 2019, no shares or awards have been issued in relation to these SPA’s.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern

As of March 31, 2019, the Company has a working capital deficiency of $9,482,818 and has an accumulated deficit of $22,640,762 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2019, the Company sold a number of its common shares to be issued upon the completion of the reverse split of the Company’s stock as set forth in the Company’s filing on Form 14C as filed with the Commission on May 7, 2018. The total number of post-split shares to be issued is 544,000. As the split is not yet effective, the Company has not issued these shares. The share numbers set forth below represent the post-split number of shares to be issued by the Company.

During the quarter ended March 31, 2019, the Company sold 57,000 shares of common stock for total consideration of $14,250. Additionally, Robert Rositano, our CEO, and Dean Rositano, our president, agreed to assign to each of the investors a number of shares equal to the number of shares each shareholder purchased in the offering. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”). The Company did not engage in any general solicitation and the shares, when issued, will bear a restrictive legend unless registered or there is a valid exemption from registration under the Act.

Additionally, during the period the Company sold an additional 477,000 shares of the Company’s common stock for total consideration of $119,250. As part of the subscription for the shares, each investor was granted a percentage interest in the net revenues received from Fan Pass subscriptions and subscribers. Each share is entitled to receive .00001% of the net revenue. The shareholders in this offering also were granted limited anti-dilution protection providing for an additional issuance of shares from those held by the Robert and Dean Rositano after the completion of an additional offering by the Company. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”). The Company did not engage in any general solicitation and the shares, when issued, will bear a restrictive legend unless registered or there is a valid exemption from registration under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent to March 31, 2019, the Company entered into subscriptions for the sale 420,000 post-split common shares for total consideration of $105,000. As the Company’s reverse split as set forth on the Company’s filing on Form 14C on May 7, 2019 has not yet become effective the Company has not yet issued the shares. As part of the subscription for the shares, each investor was granted a percentage interest in the net revenues received from Fan Pass subscriptions and subscribers. Each share is entitled to receive ..00001% of the net revenue. The shareholders in this offering also were granted limited anti-dilution protection providing for an additional issuance of shares from those held by the Robert and Dean Rositano after the completion of an additional offering by the Company. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”). The Company did not engage in any general solicitation and the shares, when issued, will bear a restrictive legend unless registered or there is a valid exemption from registration under the Act.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

(4)	Instruments defining the rights of security holders, including indentures
4.1	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)

(10)	Material Contracts
10.1	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.2	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.3	Robert Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Current Report on form 10K, previously filed with the SEC on April 16, 2019)
10.4	Dean Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Current Report on form 10K, previously filed with the SEC on April 16, 2019)
10.5	Frank Garcia Employment Agreement dated April 3, 2019 (Incorporated by reference to the Current Report on form 10K, previously filed with the SEC on April 16, 2019)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
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

FRIENDABLE, INC.

Date: May 20, 2019	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)