Form 10-Q/A
period 2019-03-31
Friendable, Inc.
filed 2019-05-31
CIK 1414043

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
5,553,310,369 shares of common stock outstanding as of May 20, 2019

EXPLANATORY NOTE

This amendment has been filed to include an additional disclosure in Note 10 of the financial statements.

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

10. PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the three months ended March 31, 2019, the note was converted into 100,000 shares (post-split) of common stock of the Company, or a 1.63% ownership. Additionally, the holder will be entitled to 2,000,000 shares, or a 18.2% ownership of Fan Pass, Inc (a wholly owned subsidiary of the Company). During the three months ended March 31, 2019, the Company entered into an agreement with the note holder to convert $100,000 in principal and $2,500 in accrued interest into 2,150,000 common shares in Friendable, Inc., on a post-split basis. This change was made to comply with the tersm of the Debt Restructure Agreement which require Fan Pass to remain a wholly-owned subsidiary. However, should the Company issue additional shares of Fan Pass or otherwise spin off or sell Fan Pass, then the note holder will have the right to exchange their common shares for shares equal to 18.2% of Fan Pass. As of May 20, 2019 none of the shares have been issued.

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

FRIENDABLE, INC.

Date: May 31, 2019	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 31, 2019	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)