Form 10-Q
period 2019-06-30
Friendable, Inc.
filed 2019-08-23
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

5,553,310,369 shares of common stock outstanding as of August 20, 2019

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	June 30, 2019 (Unaudited)	December 31, 2018

Current assets
Cash	$-	$25,646
Accounts receivable	263	-
Total current assets	263	25,646

TOTAL ASSETS	$263	$25,646

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$3,330,873	$3,863,577
Convertible debentures short-term (Note 9)	6,299,407	6,299,407
Promissory note (Note 10)	106,510	100,559
Total current liabilities	9,736,790	10,263,543

TOTAL LIABILITIES	9,736,790	10,263,543

Going concern (Note 1)
Commitments (Note 6)
Contingency (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2018 – 21,267 ) shares issued and outstanding (Note 3)	2	2
Common stock, 15,000,000,000 shares authorized at par value of $0.0001, 5,553,310,369 (December 31, 2018 – 5,553,310,369) shares issued and outstanding (Note 3)	555,331	555,331
Additional paid-in capital	12,471,743	11,471,743
Common stock subscriptions receivable (Note 7)	245,868	(4,500)
Deficit	(23,009,471)	(22,260,473)
Total Stockholders' Deficit	(9,736,527)	(10,237,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$263	$25,646

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended June 30, 2019 $	Three Months Ended June 30, 2018 $	Six Months Ended June 30, 2019 $	Six Months Ended June 30, 2018 $
REVENUES	856	1,401	1,861	4,482

OPERATING EXPENSES
Accretion and interest expense (Note 9, 10)	131,905	529,268	264,557	1,396,829
App hosting (Note 7)	767	139,970	15,767	279,425
Commissions	257	421	558	1,305
General and administrative (Note 7)	193,711	193,247	390,253	411,185
Product development (Note 7)	25,000	-	55,588	-
Sales and marketing	17,925	1,097	24,136	1,587

TOTAL OPERATING EXPENSES	369,565	864,003	750,859	2,090,331

LOSS FROM OPERATIONS	(368,709)	(862,602)	(748,998)	(2,085,849)

NET LOSS AND COMPREHENSIVE LOSS	(368,709)	(862,602)	(748,998)	(2,085,849)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,553,310,369	5,553,310,369	5,553,310,369	5,435,934,678

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2017 TO JUNE 30, 2019
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2017	5,010,310,369	$501,031	21,267	$2	$11,157,778	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 9)	543,000,000	54,300	—	—	6,000	—	—	60,300

Issuance of convertible notes (net) (Note 9)	—	—	—	—	307,965	—	—	307,965

Net loss for the year	—	—	—	—	—	—	(3,122,004)	(3,122,004)

Balance December 31, 2018	5,553,310,369	$555,331	21,267	$2	$11,471,743	$(4,500)	$(22,260,473)	$(10,237,897)

Common stock subscriptions received						250,368		250,368

Debt Forgiveness (Note 7, 11)	—	—	—	—	1,000,000	—	—	1,000,000

Net loss for the period	—	—	—	—	—	—	(748,998)	(748,998)

Balance June 30, 2019	5,553,310,369	$555,331	21,267	$2	$12,471,743	$245,868	$(23,009,471)	$(9,736,527)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(748,998)	$(2,085,849)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures and promissory note	264,557	277,949
Accretion expense	-	1,118,879
Changes in Operating Assets and Liabilities
Increase in accounts receivable	(263)	(632)
Increase in accounts payable	208,690	444,041
Net Cash Used in Operating Activities	(276,014)	(245,612)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	-	250,965
Proceeds from common stock subscription received	250,368	-
Net Cash Provided by Financing Activities	250,368	250,965

Net Increase (Decrease) in Cash	(25,646)	5,353

Cash – Beginning	25,646	-

Cash – Ending	$-	$5,353

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$-	$5,353

The accompanying notes are an integral part of these consolidated financial statements.

   FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of June 30, 2019, the Company has a working capital deficiency of $9,736,527 and has an accumulated deficit of $23,009,471 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2019, the Company incurred $16,970 (June 30, 2018: $1,396) in advertising costs.

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
FOR THE PERIOD ENDED JUNE 30, 2019
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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the six months ended June 30, 2019 and 2018, the Company did not have any allowance for doubtful accounts.

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

As of June 30, 2019, there were approximately 61,125,546,528 potentially dilutive shares outstanding.

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
FOR THE PERIOD ENDED JUNE 30, 2019
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

Stock Subscriptions Received:

During the six months ended June 30, 2019, the Company sold a number of its common shares to be issued upon the completion of the reverse split of the Company’s stock as set forth in the Company’s filing on Form 14C as filed with the Commission on May 7, 2018. The total number of post-split shares to be issued is 994,000. As the split is not yet effective, the Company has not issued these shares. The share numbers set forth below represent the post-split number of shares to be issued by the Company.

During the six months ended June 30, 2019, the Company received $250,368 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. The SPA’s are of two separate types. In the first type of SPA, the holders are entitled to shares of the Company’s stock and Company founders pledge to match the shares on a 1:1 basis from their personal shares. In the second type of SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of June 30, 2019, no shares or awards have been issued in relation to these SPA’s.

4.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of June 30, 2019 and year ended June 30, 2018 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, June 30, 2018	1,096,335,757	0.004

Balance, June 30, 2019	1,096,335,757	0.004

  FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
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

The following table summarizes the options outstanding and exercisable under the 2011 Stock Option Plan as of June 30, 2019:

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2019, no options have been awarded under the 2014 Plan.

The following table summarizes the Company’s stock options outstanding and exercisable:

	Number of Options	Weighted Average Exercise Price $	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, December 31, 2017	3,075	1,044	6.57	-
Outstanding and exercisable, June 30, 2018	3,075	1,044	5.57	-
Outstanding and exercisable, June 30, 2019	3,075	1,044	4. 57	-

6.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of June 30, 2019:

$

Employment Agreements (1)	150,000

 (1) Employment agreements with related parties.

  FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
(Expressed in US dollars)

7.  RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2019, the Company incurred $229,600 (2018: $229,600) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2019, the Company incurred $15,767, $55,000, and $30,000 (2018: $279,305, $0, and $30,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of June 30, 2019, the Company had a stock subscription receivable totaling $4,500 (December 31, 2018: $4,500) from an officer and director and from a company with an officer and director in common.

As of June 30, 2019, accounts payable includes $82,566 (December 31, 2018: $721,099) payable to a company with two officers and directors in common, and $581,331 (December 31, 2018: $798,580) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the six months ended June 30, 2019, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness was considered a capital transaction and therefore $1,000,000 was recorded as an increase in additional paid-in capital as of June 30, 2019.

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

As of June 30, 2019, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet, other than cash.

  FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
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
FOR THE PERIOD ENDED JUNE 30, 2019
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

  FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2019
(Expressed in US dollars)

9.  CONVERTIBLE DEBENTURES (CONTINUED)

At June 30, 2019, convertible debentures with the principal amount of $6,299,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to June 30, 2019 are now due on demand.

10. PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the six months ended June 30, 2019, the Company incurred $5,951 in interest expense in connection with the promissory note.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

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

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company received $75,000 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of Series B preferred stock in the Company. As of August 20, 2019, no shares have been issued in relation to these SPA’s.

Subsequent to June 30, 2019, the Company entered in an agreement with a third party to develop a web and mobile application for use on IOS, Android, and the web. As of August 20, 2019, the Company has received a startup payment of $38,000.

On July 3, 2019, Alpha Capital Anstalt sold and assigned all of its Notes, with the Company to Ellis International LP. Simultaneously therewith, Ellis joined the Debt Restructure Agreement taking the place of Alpha Capital. Alpha Capital is no longer a debt holder of the Company. There were no changes in terms of any of the Notes acquired by Ellis from Alpha Capital and no changes to the Debt Restructure Agreement as a result of the Assignment by By Alpha Capital to Ellis or as a result of Ellis's joinder in the Debt Restructure Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Results of Operations

	Three Months Ended June 30, 2019 $	Three Months Ended June 30, 2018 $	Six Months Ended June 30, 2019 $	Six Months Ended June 30, 2018 $
REVENUES	856	1,401	1,861	4,482

OPERATING EXPENSES
Accretion and interest expense	131,905	529,268	264,557	1,396,829
App hosting	767	139,970	15,767	279,425
Commissions	257	421	558	1,305
General and administrative	193,711	193,247	390,253	411,185
Product development	25,000	-	55,588	-
Sales and marketing	17,925	1,097	24,136	1,587

TOTAL OPERATING EXPENSES	369,565	864,003	750,859	2,090,331

LOSS FROM OPERATIONS	(368,769)	(862,602)	(748,998)	(2,085,849)

For the three months ended June 30, 2019 compared to June 30, 2018

Operating Expenses

The Company had operating expenses of $369,565 and $864,003 during the three months ended June 30, 2019 and 2018, respectively, a decrease of 57%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes and lower app hosting expenses.

For the six months ended June 30, 2019 compared to June 30, 2018

Operating Expenses

The Company had operating expenses of $750,859 and $2,090,331 during the six months ended June 30, 2019 and 2018, respectively, a decrease of 64%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes and lower app hosting expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Liquidity and Capital Resources

Working Capital

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Current Assets	$263	$25,646
Current Liabilities	9,736,790	10,263,543
Working Capital (Deficiency)	$(9,736,527)	$(10,237,897)

Current assets for the six months ended June 30, 2019 decreased compared to December 31, 2018 primarily due to less cash on hand.

Current liabilities for the six months ended June 30, 2019 decreased compared to December 31, 2018 primarily due to forgiveness of debt by related parties.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2019	June 30, 2018
Net Cash Used in Operating Activities	$(276,014)	$(245,612)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	250,368	250,965
Net Increase (Decrease) in Cash	$(25,646)	5,353

Net Cash Used in Operating Activities

Our cash used in operating activities was $276,014 for the six month period ended June 30, 2019 compared to $245,612 for the six month period ended June 30, 2018. The increase in cash used is due to higher cash paid to vendors.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $250,368 for the six month period ended June 30, 2019 consisted of stock subscriptions received. Our cash provided by financing activities of $250,965 for the six month period ended June 30, 2018 consisted of the issuance of convertible debentures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Purchase Agreements

During the six months ended June 30, 2019, the Company received $250,368 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. In one type of SPA, the holders are entitled to shares of the Company’s stock and Company founders pledge to match the shares on a 1:1 basis from their personal shares. In a second type of SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of June 30, 2019, no shares or awards have been issued in relation to these SPA’s.

Subsequent to June 30, 2019, the Company received $75,000 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of Series B preferred stock in the Company. As of August 20, 2019, no shares have been issued in relation to these SPA’s.

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

Going Concern

As of June 30, 2019, the Company has a working capital deficiency of $9,736,527 and has an accumulated deficit of $23,009,471 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2019.

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

FRIENDABLE, INC.

Date: August 23, 2019	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 23, 2019	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)