Form 10-Q
period 2019-09-30
Friendable, Inc.
filed 2019-11-19
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

2,468,144 shares of common stock outstanding as of November 19, 2019

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

ASSETS	September 30, 2019 (Unaudited)	December 31, 2018

Current assets
Cash	$79	$25,646
Accounts receivable	-	-
Total current assets	79	25,646

TOTAL ASSETS	$79	$25,646

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$4,421,982	$3,863,577
Convertible debentures short-term (Note 9)	6,299,407	6,299,407
Promissory note (Note 10)	109,535	100,559
Total current liabilities	10,830,924	10,263,543

TOTAL LIABILITIES	10,830,924	10,263,543

Going concern (Note 1)
Commitments (Note 6)
Contingency (Note 12)
Subsequent events (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, 21,267 (December 31, 2018 – 21,267 ) shares issued and outstanding (Note 3)	2	2
Common stock, 1,000,000,000 shares authorized at par value of $0.0001, 314,726 (December 31, 2018 – 314,726) shares issued and outstanding (Note 3)	31	31
Additional paid-in capital	13,027,043	12,027,043
Common stock subscriptions receivable (Note 7)	320,868	(4,500)
Deficit	(24,178,789)	(22,260,473)
Total Stockholders' Deficit	(10,830,845)	(10,237,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79	$25,646

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30, 2019 $	Three Months Ended September 30, 2018 $	Nine months Ended September 30, 2019 $	Nine months Ended September 30, 2018 $
REVENUES	118,801	1,227	120,662	5,709

OPERATING EXPENSES
Accretion and interest expense (Note 9, 10)	189,117	478,102	453,674	1,874,931
App hosting (Note 7)	2,301	141,000	18,068	420,425
Commissions	61	368	619	1,673
General and administrative (Note 7)	187,352	186,090	577,605	597,275
Product development (Note 7)	100,500	549	156,088	549
Sales and marketing	28,788	598	52,924	2,185

TOTAL OPERATING EXPENSES	508,119	806,707	1,258,978	2,897,038

LOSS FROM OPERATIONS	(389,318)	(805,480)	(1,918,316)	(2,891,329)
OTHER EXPENSES
Provision for settlement of lawsuit (Note 12)	(780,000)	-	(780,000)	-

NET LOSS AND COMPREHENSIVE LOSS	(1,169,318)	(805,480)	(1,918,316)	(2,891,329)

BASIC LOSS PER SHARE	(3.72)	(6.44)	(6.10)	(9.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	314,726	125,074	314,726	304,194

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2017 TO SEPTEMBER 30, 2019
(Expressed in US dollars)

	Common # Stock	Common Stock Amount	Preferred #	Preferred Stock Amount	Additional Paid-in Capital	Common Stock Subscriptions	Deficit	Total

Balance December 31, 2017	284,559	$28	21,267	$2	$11,658,781	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes (Note 9)	30,167	3	—	—	60,297	—	—	60,300

Issuance of convertible notes (net) (Note 9)	—	—	—	—	307,965	—	—	307,965

Net loss for the year	—	—	—	—	—	—	(3,122,004)	(3,122,004)

Balance December 31, 2018	314,726	$31	21,267	$2	$12,027,043	$(4,500)	$(22,260,473)	$(10,237,897)

Common stock subscriptions received (Note 3)	—	—	—	—	—	325,368	—	325,368

Debt forgiveness (Note 7, 11)	—	—	—	—	1,000,000	—	—	1,000,000

Net loss for the period	—	—	—	—	—	—	(1,918,316)	(1,918,316)

Balance September 30, 2019	314,726	$31	21,267	$2	$13,027,043	$320,868	$(24,178,789)	$(10,830,845)

The accompanying notes are an integral part of these consolidated financial statements.

 FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net loss	$(1,918,316)	$(2,891,329)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest on convertible debentures and promissory note	453,674	400,189
Accretion expense	-	1,474,742
Provision for settlement of lawsuit	780,000
Changes in Operating Assets and Liabilities
Increase in accounts receivable	-	(512)
Increase in accounts payable	333,707	709,368
Net Cash Used in Operating Activities	(350,935)	(307,542)

Cash Flows from Financing Activities:
Proceeds from convertible debentures (net)	-	310,965
Proceeds from common stock subscription received	325,368	-
Net Cash Provided by Financing Activities	325,368	310,965

Net Increase (Decrease) in Cash	(25,567)	3,423

Cash – Beginning	25,646	-

Cash – Ending	$79	$3,423

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Items:
Shares issued for conversion of debt (net)	$-	$-
Convertible debentures issued to extinguish promissory notes	$-	$-

Cash consists of:
Cash	$79	$3,423

The accompanying notes are an integral part of these consolidated financial statements.

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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

On August 27, 2019, FINRA approved a 18,000 for 1 reverse stock split whereby 5,553,310,369, shares of the Company’s common stock then issued and outstanding, were exchanged for 314,726 shares of the Company’s common stock.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As of September 30, 2019, the Company has a working capital deficiency of $10,830,845 and has an accumulated deficit of $24,178,789 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. During the nine months ended September 30, 2019, the Company incurred $48,409 (September 30, 2018: $1,474) in advertising costs.

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

Allowance for Doubtful Accounts
The Company monitors its outstanding receivables for timely payments and potential collection issues. During the nine months ended September 30, 2019 and 2018, the Company did not have any allowance for doubtful accounts.

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

As of September 30, 2019, there were approximately 3,383,314 potentially dilutive shares outstanding.

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

Reverse Split

On August 27, 2019, the Company completed a common stock reverse stock split at a ratio of 18,000 to 1. The reverse stock split has been retrospectively applied to all common stock, weighted average common stock, and loss per common stock disclosures.

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

Stock Subscriptions Received:

During the nine months ended September 30, 2019, the Company sold a number of its common shares to be issued upon the completion of the reverse split of the Company’s stock as set forth in the Company’s filing on Form 14C as filed with the Commission on May 7, 2018. The total number of post-split shares to be issued is 994,000. As of September 30, 2019, the Company has not issued these shares. The share numbers set forth below represent the post-split number of shares to be issued by the Company.

During the nine months ended September 30, 2019, the Company received $325,368 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. The SPA’s are of two separate types. In the first type of SPA, the holders are entitled to shares of the Company’s stock and Company founders pledge to match the shares on a 1:1 basis from their personal shares. In the second type of SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of September 30, 2019, no shares or awards have been issued in relation to these SPA’s.

4.  SHARE PURCHASE WARRANTS

Balance of share purchase warrants as of September 30, 2019 and year ended December 31, 2018 are:

		Weighted Average
		Exercise
	Number of Warrants	Price $
Balance, December 31, 2018	60,908	79.16

Balance, September 30, 2019	60,908	79.16

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

There are 120,679 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period.  The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2019, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of 18,000 to 1 (Note 3) which eliminated all the options which were previously outstanding.

6.  COMMITMENTS

The following table summarizes the Company’s significant contractual obligations as of September 30, 2019:

$

Employment Agreements (1)	100,000

 (1) Employment agreements with related parties.

 7.  RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2019, the Company incurred $344,400 (2018: $344,400) in salaries to officers and directors with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2019, the Company incurred $18,068, $155,500, and $45,000 (2018: $420,425, $0, and $45,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of September 30, 2019, the Company had a stock subscription receivable totaling $4,500 (December 31, 2018: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2019, accounts payable includes $65,717 (December 31, 2018: $721,099) payable to a company with two officers and directors in common, and $683,831 (December 31, 2018: $798,580) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the nine months ended September 30, 2019, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness was considered a capital transaction and therefore $1,000,000 was recorded as an increase in additional paid-in capital as of September 30, 2019.

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

As of September 30, 2019, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet, other than cash.

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

s)
Convertible debenture is secured.

9.  CONVERTIBLE DEBENTURES (CONTINUED)

At September 30, 2019, convertible debentures with the principal amount of $6,299,407 are subject to a General Security Agreement covering substantially all of the Company’s assets.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

Convertible debentures with maturity dates prior to September 30, 2019 are now due on demand.

10. PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the nine months ended September 30, 2019, the Company incurred $9,535 in interest expense in connection with the promissory note.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2019 the conversion features and non-standard anti-dilution provisions would not meet derivative classification.

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

12. CONTINGENCY

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. The court did not strike the answers but the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement has now been voided and a trial date of August 26, 2019 was set.

12. CONTINGENCY (CONTINUED)

On September 19, 2019, the Company entered into a Settlement Agreement with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. The cash payment is to be made within 6 months of the date of the Settlement Agreement. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement entered into with various debt holders on March 26, 2019 and filed on Form 8-K on April 15, 2019. Integrity will also be entitled to a “true-up” by issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1. The true-up shares will adjust the value of the aggregate shares issued to be $750,000 on the date of issuance. As at November 19, 2019, no shares have been issued nor cash paid.

Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued 2,000,000 shares of common stock to a consultant in exchange for investor relations services.

Subsequent to September 30, 2019, the Company issued 33,418 shares of common stock in connection with conversion of convertible notes in the amount of $8,355.

Subsequent to September 30, 2019, the Company issued 120,000 shares of common stock in connection with conversion of convertible notes in the amount of $1,920.

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

On August 27, 2019, FINRA approved a 18,000 for 1 reverse stock split whereby 5,553,310,369, shares of the Company’s common stock then issued and outstanding, were exchanged for 314,726 shares of the Company’s common stock.

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

Results of Operations

	Three Months Ended September 30, 2019 $	Three Months Ended September 30, 2018 $	Nine months Ended September 30, 2019 $	Nine months Ended September 30, 2018 $
REVENUES	118,801	1,227	120,662	5,709

OPERATING EXPENSES
Accretion and interest expense (Note 9, 10)	189,117	478,102	453,674	1,874,931
App hosting (Note 7)	2,301	141,000	18,068	420,425
Commissions	61	368	619	1,673
General and administrative (Note 7)	187,352	186,090	577,605	597,275
Product development (Note 7)	100,500	549	156,088	549
Sales and marketing	28,788	598	52,924	2,185

TOTAL OPERATING EXPENSES	508,119	806,707	1,258,978	2,897,038

LOSS FROM OPERATIONS	(389,318)	(805,480)	(1,138,316)	(2,891,329)

For the three months ended September 30, 2019 compared to September 30, 2018

Revenue

The Company had revenue of $118,801 and $1,227 during the three months ended September 30, 2019 and 2018, respectively, an increase of $117,574. The increase in revenue was due to receiving a contract to develop an app for a third party.

Operating Expenses

The Company had operating expenses of $508,119 and $806,707 during the three months ended September 30, 2019 and 2018, respectively, a decrease of 37%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes and lower app hosting expenses, offset by higher Fan Pass development and marketing costs.

For the nine months ended September 30, 2019 compared to September 30, 2018

Revenue

The Company had revenue of $120,662 and $5,709 during the nine months ended September 30, 2019 and 2018, respectively, an increase of $114,953. The increase in revenue was due to receiving a contract to develop an app for a third party.

Operating Expenses

The Company had operating expenses of $1,258,978 and $2,897,038 during the nine months ended September 30, 2019 and 2018, respectively, a decrease of 57%. The decrease in operating expenses was due primarily to lower accretion and interest expense on convertible notes and lower app hosting expenses, offset by higher Fan Pass development and marketing costs.

Liquidity and Capital Resources

Working Capital
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Current Assets	$79	$25,646
Current Liabilities	10,830,924	10,263,543
Working Capital (Deficiency)	$(10,830,845)	$(10,237,897)

Current assets for the nine months ended September 30, 2019 decreased compared to December 31, 2018 primarily due to less cash on hand.

Current liabilities for the nine months ended September 30, 2019 increased compared to December 31, 2018 primarily due to accruing for a settlement offset by forgiveness of debt by related parties.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2019	September 30, 2018
Net Cash Used in Operating Activities	$(350,935)	$(307,542)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	325,368	310,965
Net Increase (Decrease) in Cash	$(25,567)	3,423

Net Cash Used in Operating Activities

Our cash used in operating activities was $350,935 for the nine month period ended September 30, 2019 compared to $307,542 for the nine month period ended September 30, 2018. The increase in cash used is due to higher cash paid to vendors.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $325,368 for the nine month period ended September 30, 2019 consisted of stock subscriptions received. Our cash provided by financing activities of $310,965 for the nine month period ended September 30, 2018 consisted of the issuance of convertible debentures.

The Company derives the majority of its financing by issuing convertible notes to investors. The investors have the right to convert the notes into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Securities Purchase Agreements

During the nine months ended September 30, 2019, the Company received $325,368 in proceeds related to Security Purchase Agreements (SPA’s) for the purchase of common stock in the Company. In one type of SPA, the holders are entitled to shares of the Company’s stock and Company founders pledge to match the shares on a 1:1 basis from their personal shares. In a second type of SPA, investors will be issued common stock and revenue sharing rights, plus, depending on investments levels holders will be awarded app subscriptions, merchandise, backstage passes to celebrity events, and travel expenses. As of September 30, 2019, no shares or awards have been issued in relation to these SPA’s.

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

Going Concern

As of September 30, 2019, the Company has a working capital deficiency of $10,830,845 and has an accumulated deficit of $24,178,789 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth. There is no assurance that we will generate sufficient revenue to sustain our operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FRIENDABLE, INC.

Date: November 19, 2019	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 19, 2019	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)