Form 10-K
period 2019-12-31
Friendable, Inc.
filed 2020-06-30
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes ☐ No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $560,212, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2018 of $1.78 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 23, 2020, there were 14,793,099 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: None.

Cautionary Statement Regarding Forward-looking Information

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management’s expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

PART I

ITEM 1. BUSINESS

Corporate History

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company has moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

Fan Pass is the Company’s most recent or second app/brand, scheduled for release in 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per shar information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split.

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In a default event where the Company fails to issue shares upon conversion, the stated price will $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted).

Friendable, Inc. – About Us:

Company Overview

About Friendable, Inc.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications:

The Friendable and Fan Pass Mobile Applications.

The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company has moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

Fan Pass is the Company’s most recent or second app/brand, scheduled for release in 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

Friendable, Inc. was founded by Robert A. Rositano Jr. and Dean Rositano, two brothers with over 27 years of working together on technology-related ventures.

Highlights

Friendable has partnered with notable artists like Jennifer Lopez, Fifth Harmony, Fetty Wap, Meghan Trainor, Red Foo and Austin Mahone and has generated over 1.5 Million historical downloads, approximately 900k registered users and most recently released a new upgraded “Friendable” mobile app in January 2019.

Celebrity Relationships have led the Company in the direction of “Live Streaming Video” and a soon to be released Mobile Application by the name of “Fan Pass”, designed to connect fans to the “Backstage or VIP Experience” of their favorite artists

Fan Pass Market Opportunity

Executive Leadership

Our two founders are a team of Entrepreneurs who have over 25 years of tech related startup experience, recruiting talent, building teams and turning ideas into big business opportunities, as well as exits for investors. Together raising over $40M in capital, spanning various companies, with a history dating back to the first ever Internet IPO (Netcom Online Communications - 1993), as well as the development of the first ever World Wide Web Directory (sold to McMillan Publishing 1995) and even deploying a first mover social network by the name of nettaxi.com – 1998 - 2002, which was prior to Facebook and resulted in a top 10 most trafficked web site in the World, with a market cap of approximately $700M upon exiting the public company. Relationships developed over the years include such companies as Apple, eBay and AT&T, as well as joint ventures with Music Industry Giants, including Nocturne Productions, Herbie Herbert (Manager of the Band Journey) and Music.com; an early adopter offering digital music downloads.

Robert A Rositano Jr. Chief Executive Officer

Mr. Rositano, Jr. is a serial entrepreneur with 25+ years of experience in technology and bringing more than $60M in liquidity events for the companies he has hatched or managed. Prior to starting the Company, Mr. Rositano began as the 3rd employee and member of the Internet’s first IPO in 1993, Netcom Online Communications, Inc., which was sold to ICG Communications and later sold to EarthLink in 1997. Mr. Rositano has co-founded a number of successful ventures following his experience with new technologies, trends and markets. Some of which included Simply Internet, Inc., Nettaxi.com, America’s Biggest, Inc., Zippi Networks, Inc (an eBay partner), CheckMate Mobile, Inc. and AppBuilder 360, a mobile app developer. He was also an author the first Web Directory to ever be published, later selling the rights to Macmillan Publishing. His most recent venture, Friendable, Inc. has resulted in a growing business opportunity in the ever-popular mobile technology space.

Dean Rositano President & Chief Technology Officer

Dean is the President and Chief Technology Officer of Friendable, Inc. and is responsible for the day to day operations and guiding of the technical direction of the company. With over 20 years of experience in executive management, Internet architecture and high technology operations, Mr. Rositano has successfully assisted in raising funds in both private and public transactions. Prior to Friendable, Inc., Mr. Rositano co- founded Checkmate Mobile, Inc, Latitude Venture Partners, LLC, Zippi Networks, Inc, America’s Biggest, Inc, and most notably, was the co-founder and president and CTO of Silicon Valley based Nettaxi.com, which went public in 1998 when it quickly reached a valuation of over $600M. With over 3M unique visitors daily and a top 5 worldwide, website rank. As President and CTO, Mr. Rositano was responsible for designing, architecting, and scaling the Nettaxi server infrastructure from 0 to over 10 million visitors per day.

Frank Garcia Chief Financial Officer

Mr. Garcia has an extensive background in public accounting and finance, with his most recent role serving as Chief Financial Officer Titan Iron Corp. (OTCQB: TFER). From 1997 to 2006, he was employed in senior management positions by UK based Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia received his Bachelor of Science –Business Administration—Major in Accounting from the University of Arizona in 1981.

Investor Communications Contacts:	Robert A. Rositano, Jr.,	Web
Friendable, Inc. (855) 473-7473	CEO Friendable, Inc.	www.friendable.com
Xt701	1821 S. Bascom

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

We have developed a mobile app for public self-expression and meeting people in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. People who are not our users may not understand the value of our products and services and new users may initially find our products confusing. Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business

We have a limited operating history which makes it difficult to effectively assess our future prospects or forecast future results. We encounter or may encounter many risks in this developing and rapidly evolving market. These risks and challenges include its ability to, among other things:

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

-Messrs. Dean and Robert Rositano may be deemed to own (directly and/or beneficially) 94.1% of our Series A preferred stock. As of June 23, 2020, the following entities and individuals own the following shares of our Series A preferred stock:

●	Messrs. Dean and Robert Rositano each own 1,942 shares;

●	Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 14,730 shares;

The holders of Series A preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights. As a result of Messrs. Dean and Robert Rositano’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to the Company, which could adversely affect the market price of our securities.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2019 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

As of December 31, 2019, our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

During the year ended December 31, 2019, we received $474,500 from the sale of common and preferred stock. However, we do not have any firm commitments for funding beyond this recent financing. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

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

Quarter Ended	High Bid	Low Bid
December 31, 2019	$0.6930	$0.1000
September 30, 2019	$0.3000	$0.0260
June 30, 2019	none	none
March 31, 2019	$0.0001	$0.0001
December 31, 2018	none	none
September 30, 2018	$0.0001	$0.0001
June 30, 2018	none	none
March 31, 2018	$0.0001	$0.0001

(b)	Holders of Our Common Stock

As of June 23, 2020, there were 78 registered holders of record of our common stock. As of such date, 9,263,653 shares of our common stock were issued and outstanding.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Effective November 22, 2011 our board of directors adopted and approved our stock option plan. The purpose of the stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. Effective August 27, 2019, the Company effected a reverse split of 1 for 18,000 which eliminated all the options which were previously outstanding.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, $21,356 of convertible debentures were converted by agreeing to issue 393,418 shares of common stock of the Company. The notes were converted at an average price per share of $0.06. The shares were to be issued as follows: 16,709 on September 26, 2019, 120,000 on October 2, 2019, 16,709 on October 5, 2019, and 120,000 on November 14, 2019. 120,000 shares remain issuable as of December 31, 2019.

During the year ended December 31, 2019, the Company issued 534,000 shares of common stock to various subscribers of common stock at $0.25 per share for a total of $133,500. The shares were sold at various times during the year and became issuable on August 27, 2019 when the reverse split became effective. 477,000 shares remain issuable as of December 31, 2019.

During the year ended December 31, 2019, the Company issued 600,000 shares of common stock to a consultant in exchange for future services valued at $90,000 of which $30,000 remain in prepaid expenses as of December 31, 2019. The agreement was dated September 1, 2019. The shares were issued on October 1, 2019.

During the year ended December 31, 2019, the Company issued 2,150,000 shares of common stock to settle a promissory note and accrued interest of $102,500 and recognized a loss on settlement of $435,000 based on the $537,500 value based on recent sales. The note was converted at a price per share of $0.05. The settlement date was March 11, 2019. The shares were issued on December 20, 2019.

During the year ended December 31, 2019, the Company agreed to issue 3,021,716 shares of common stock to related parties on conversion of 1,478 shares of Series A preferred stock. The shares were issued as follows: 1,002,970 converted and issued on December 18, 2019. 2,018,746 converted on October 2, 2019 and remain issuable at December 31, 2019.

During the year ended December 31, 2019, the Company agreed to issue 5,902,589 shares as a preliminary settlement of approximately $6.3 million of convertible debt. The settlement became effective on November 5, 2019 and the shares remain issuable as of December 31, 2019.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2019 and 2018, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Years Ended December 31, 2019 and 2018

Our cash as of December 31, 2019 was $11,282. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. Our accumulated deficit at December 31, 2019 was $32,443,883. For the year ended December 31, 2019, our net loss was $10,183,410.

Our operating revenues and expenses for our fiscal years ended December 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	For the Years Ended
	December 31,
	2019	2018
REVENUES	$242,696	$6,190

OPERATING EXPENSES:
App hosting	24,068	210,000
Commissions	938	1,817
General and administrative	814,053	719,960
Product development	299,124	80,549
Investor relations	98,264	6,077
Sales and Marketing	48,375	22,575

Total operating expenses	1,284,822	1,040,978

LOSS FROM OPERATIONS	(1,042,126)	(1,034,788)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(621,149)	(2,052,216)
Impairment loss	-	(35,000)
Provision for settlement of lawsuit	(1,035,000)	-
Loss on debt extinguishments	(7,384,866)	-
Exchange gain or (loss)	24,731	-
Loss on change in fair value of derivative	(125,000)	-

Total other expense, net	(9,141,284)	(2,087,216)

NET LOSS	$(10,183,410)	$(3,122,004)

Revenues

Revenues for the year ended December 31, 2019 increased to $242,696 as compared to $6,190 for the year ended December 31, 2018. The increase in revenue was due to receiving a contract to develop an app for a third party.

Operating Expenses

Operating expenses for the year ended December 31, 2019 and the December 31, 2018 were $1,284,822 and $1,040,978 respectively, an increase of 23%. The increase in operating expenses was due primarily to higher sales and marketing, product development, and investor relations related to preparing to launch the Fan Pass app. App hosting expenses decreased with less support for the old Friendable app.

Net Loss

Our operating results have recognized net loss in the amount of $10,183,410 for the year ended December 31, 2019 as compared to a net loss of $3,122,004 for the year ended December 31, 2018. The increase was primarily related due to higher operating expenses, a loss on extinguishments of debt, and by a provision for settlement of a lawsuit, offset by lower interest expense.

Liquidity and Capital Resources

Working Capital

	December 31, 2019	December 31, 2018
Current Assets	$71,500	$25,646
Current Liabilities	$16,041,805	$10,263,543
Working Capital Deficiency	$(15,970,305)	$(10,237,897)

Current liabilities as of December 31, 2019 and 2018 were $16,041,805 and $10,263,543 respectively, an increase of $5,778,262. The primary reason for the increase was settling approximately $8.0 million in convertible debt and accrued interest and replacing it with a $12.8 million derivative liability resulting from the Company’s determination that the resulting reset provision was a derivative. In addition, the Company recorded a $1.0 million provision for settlement of a lawsuit.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net Cash Used in Operating Activities	$(488,864)	$(385,319)
Net Cash Provided by Financing Activities	474,500	410,965
Net Increase (Decrease) in Cash	$(14,364)	$25,646

Operating Activities

Cash provided by operating activities

The Company used $488,864 in cash from operating activities for the year ended December 31, 2019 as compared to a use of $385,319 for the year ended December 31, 2018. The increase is due to expenditures related to developing and preparing to launch Fan Pass.

Cash provided by financing activities

Financing activities for the year ended December 31, 2019 generated cash of $474,500 as compared to generating $410,965 of cash for the year ended December 31, 2018. The higher cash provided from financing activities in the current year is attributable to higher proceeds from the sale of stock.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2019.

Series B Preferred Stock Purchase Agreements

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

During the year ended December 31, 2019, the Company entered into subscription agreements with various investors whereby we sold rights to 284,000 shares of Series C Preferred Stock for a total purchase price of $284,000 of which $205,000 was received in cash and $79,000 was settled against payables to a related party.

Series C Preferred Stock Purchase Agreements

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In a default event where the Company fails to issue shares upon conversion, the stated price will $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted).

During the year ended December 31, 2019, the Company entered into subscription agreements with Geneva Roth Remark Holdings, Inc. whereby we sold 149,300 shares of Series C Preferred Stock for a total purchase price of $136,000.

Debt Restructure Agreement

On March 26, 2019 three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness is considered a capital transaction and therefore $1,000,000 will be recorded as an increase in additional paid-in capital for December 31, 2019.

On March 26, 2019, the Company entered into a Debt Restructuring Agreement with related parties Robert A. Rositano Jr., Dean Rositano , Frank Garcia , and Checkmate Mobile, Inc. and Alpha Capital Anstalt , Coventry Enterprises, LLC , Palladium Capital Advisors, LLC, EMA Financial, LLC, Michael Finkelstein, and Barbara R. Mittman , each being a debt holder of the Company.

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

December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

Company Principals have given Holders notice that it has satisfied all conditions of closing.

The Agreement is considered Closed as of November 5, 2019 (“Settlement Date”) and any conditions of closing not satisfied are waived.

Going Concern

At December 31, 2019, we had a working capital deficiency, an accumulated deficit, and a stockholders deficit of $15,970,735, $32,443,883 and $15,970,735 respectively and incurred a net loss and cash used in operations of $10,183,410 and $488,864 respectively in 2019. We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the online entertainment industry or new business opportunities. We are considered a development stage company in the online entertainment industry. As of December 31, 2019, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Application of Critical Accounting Policies

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the year ended December 31, 2019, the Company derived revenues primarily from the development of apps for a third party, and such revenues were recognized upon completion of services.

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

Stock-based compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In 2019 the Company adapted ASU 2018-17 which expands the measurement requirements to non employees.

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

December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Friendable, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Friendable, Inc. and Subsidiary (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 1 to retrospectively apply the effects of the 1 for 18,000 reverse stock-split to all periods presented including the 2018 period. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2018 consolidated financial statements other than with respect to the reverse stock-split adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $10,183,410 and $488,864, respectively, in 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $15,970,305, $32,443,883 and $15,970,305, respectively, at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

June 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Friendable, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustment to retrospectively apply the adjustments described in Note 1 to apply the effects of the 1 for 18,000 reverse stock-split to all periods presented including the 2018 period the accompanying consolidated financial statements of Friendable, Inc. and its subsidiaries (the “Company”), which comprised the consolidated statements of financial position as at December 31, 2018 and 2017, and the consolidated statements of comprehensive loss, consolidated statement of stockholders’ deficit and consolidated statements of cash flows for the years ended December 31, 2018 and 2017, and the related notes, including a summary of significant accounting policies and other explanatory information (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the effects of the 1 for 18,000 reverse stock-split as described in Note 1, present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and its financial performance and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States as issued by the Financial Accounting Standards Board.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the 1 for 18,000 reverse stock-split as described in Note 1 and, accordingly, we do not express an option or any other form of assurance about whether such adjustments are appropriate and have been properly applied. These adjustments were audited by Salberg & Company, P.A.

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

/s/ MANNING ELLIOTT LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, British Columbia

June 29, 2020

We have served as the Company’s auditor since 2010.

FRIENDABLE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$11,282	$25,646
Accounts receivable	135	-
Prepaid expenses	30,000	-
Due from a related party	30,083	-

Total Current Assets	71,500	25,646

Total Assets	$71,500	$25,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,945,346	$3,777,301
Convertible debentures and convertible promissory notes	121,910	6,385,683
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 shares designated, 149,300 and 0 issued and outstanding at December 31, 2019 and 2018, including premium of $55,549 (Liquidation value $136,000)	191,549	-
Derivative liability	12,778,000	-
Promissory note	-	100,559
Liability to be settled in common stock	1,005,000	-

Total Current Liabilities	16,041,805	10,263,543

Total Liabilities	16,041,805	10,263,543

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001
Series A convertible Preferred stock, 50,000,000 shares designated at par value of $0.0001, 19,789 and 21,267 shares issued and outstanding at December 31, 2019 and 2018 (Liquidation value $68,366)	2	2
Series B convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; 284,000 and 0 shares issued and outstanding at outstanding December 31, 2019 and 2018, respectively. (Liquidation value $284,000)	28	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 4,398,114 and 308,518 shares issued and outstanding at outstanding December 31, 2019 and 2018, respectively	438	31
Common stock issuable, $0.0001 par value, 8,518,335 and 0 shares at December 31, 2019 and 2018, respectively	852	-
Additional paid-in capital	16,476,758	12,027,043
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(32,443,883)	(22,260,473)

Total Stockholders’ Deficit	(15,970,305)	(10,237,897)

Total Liabilities and Stockholders’ Deficit	$71,500	$25,646

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

REVENUES	$242,696	$6,190

OPERATING EXPENSES:
App hosting	24,068	210,000
Commissions	938	1,817
General and administrative	814,053	719,960
Product development	299,124	80,549
Investor relations	98,264	6,077
Sales and Marketing	48,375	22,575

Total operating expenses	1,284,822	1,040,978

LOSS FROM OPERATIONS	(1,042,126)	(1,034,788)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(621,149)	(2,052,216)
Impairment loss	-	(35,000)
Provision for settlement of lawsuit	(1,035,000)	-
Loss on debt extinguishments	(7,384,866)	-
Exchange gain or (loss)	24,731	-
Loss on change in fair value of derivative	(125,000)	-

Total other expense, net	(9,141,284)	(2,087,216)

NET LOSS	$(10,183,410)	$(3,122,004)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(2.56)	$(10.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,981,702	305,283

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2019 and 2018

									Additional	Common Stock		Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Paid In	Subscription	Accumulated	Stockholders’
	Shares Issued	Amount	Shares Issuable	Amount	Shares Issued	Amount	Shares Issuable	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance, December 31, 2017	21,267	$2	-	$-	278,351	$28		$-	$11,658,781	$(4,500)	$(19,138,469)	$(7,484,158)

Conversion of convertible notes	-	-	-	-	30,167	3		-	60,297			60,300
				-
Issuance of convertible notes	-	-	-	-	-	-		-	307,965			307,965

Net loss	-	-	-	-	-	-	-	-	-	-	(3,122,004)	(3,122,004)

Balance, December 31, 2018	21,267	2	-	-	308,518	31		-	12,027,043	$(4,500)	$(22,260,473)	(10,237,897)

Debt forgiveness - related parties	-	-	-	-	-	-		-	1,000,000			1,000,000

Common stock sold for cash	-	-	-	-	57,000	5	477,000	48	133,447			133,500

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	5,902,589	590	2,384,056			2,384,646

Preferred stock Series B Sold for cash	-	-	205,000	20	-	-		-	204,980			205,000

Preferred stock Series B issued to settle AP - Related Party	-	-	79,000	8	-	-		-	78,992			79,000

Conversion of Convertible notes	-	-	-	-	273,418	27	120,000	12	21,317			21,356

Common shares issued for services	-	-	-	-	600,000	60	-	-	89,940			90,000

Common shares issued for settlement of promissory note	-	-	-	-	2,150,000	215	-	-	537,285			537,500

Conversion of Series A preferred shares	(1,478)	-	-	-	1,002,970	100	2,018,746	202	(302)			-

Fractional share issuance	-	-	-	-	6,208	-	-	-	-			-

Net loss	-	-	-	-	-	-	-	-	-	-	$(10,183,410)	(10,183,410)

Balance, December 31, 2019	19,789	$2	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,183,410)	$(3,122,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Loss on debt extinguishment, net	7,384,867	-
Notes issued for services	20,000	-
Amortization of prepaid stock fees	60,000	-
Loss on change in fair value of derivative	125,000	-
Premium on stock settled debt	55,549
Interest on convertible debentures and promissory note	-	48,229
Accretion expense	-	1,501,848
Impairment loss	-	35,000
Change in operating assets and liabilities:
Accounts receivable	(135)	-
Due from related party	(30,083)
Prepaid expenses	-	6,863
Accounts payable and accrued expenses	1,074,348	1,144,745
Liability to be settled in common stock	1,005,000	-

NET CASH USED IN OPERATING ACTIVITIES	(488,864)	(385,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	-	310,965
Proceeds from promissory note	-	100,000
Proceeds from sale of convertible preferred Series B stock	205,000	-
Proceeds from sale of convertible preferred Series C stock	136,000	-
Proceeds from sale of common stock	133,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	474,500	410,965

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(14,364)	25,646

CASH AND CASH EQUIVALENTS - beginning of year	25,646	-

CASH AND CASH EQUIVALENTS - end of year	$11,282	$25,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for prepaid expenses	$90,000	$-
Series B convertible preferred stock issued in exchange for accounts payable, related party	$79,000	$-
Payables forgiven by related parties treated as contributed capital	$1,000,000	$-
Debt and accrued interest settled with common stock	$8,178,634	$-
Convertible notes converted to common stock	$13,002	$54,300
Derivative liability	$5,698,080	$-

Cash Consists of:
Cash	$11,282	$25,646

See accompanying notes to consolidated financial statements.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

1. NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company has moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

Fan Pass is the Company’s most recent or second app/brand, scheduled for release in 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In a default event where the Company fails to issue shares upon conversion, the stated price will $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted).

1. NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has a working capital deficiency of $15,970,305 and has an accumulated deficit of $32,443,883 and a stockholder’s deficit of $15,970,305 since inception and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. During 2019 the Company had a net loss and net cash used in operations of $10,183,410 and $488,864. As of December 31, 2019 the Company had $1,360 of cumulative dividends related to the Series C convertible preferred stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of December 31, 2019 and 2018. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

Reclassifications

Certain balances in 2018 have been reclassified to conform with the 2019 presentation.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the year ended December 31, 2019, the Company derived revenues primarily from the development of apps for a third party, and such revenues were recognized upon completion of services.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During the twelve months ended December 31, 2019, the Company incurred $48,375 (December 31, 2018: $1,783) in advertising costs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Derivative liabilities

The Company has a financial instrument associated with a debt restructuring agreement. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019. The Company adopted ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statement and there was no cumulative effect adjustment.

Stock-based Compensation

During 2018 the Company recorded stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In 2019 the Company adopted ASU 2018-07 which expands the measurement requirements to non employees.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At December 31, 2019 and 2018, the Company did not have any allowance for doubtful accounts.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, convertible debentures, stock settled debt, derivatives, mandatorily redeemable Series C Preferred stock and promissory notes. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Concentrations

We Have Substantial Client Concentration, with one Client Accounting for a Substantial Portion of our Revenues.

In the year ended December 31, 2019 we derived 99% (2018: 0%) of our revenue from one client. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for the products and services of other similar clients. A loss of this client or the failure to retain similar clients could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2019, there were approximately 122,051,838 potentially dilutive shares outstanding. Potential dilutive shares:

60,908	Warrants outstanding
2,212,523	Common shares issuable upon conversion of convertible debt
116,248,041	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
2,394,366	Total shares issuable upon conversion of Preferred Series C shares
122,051,838

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As at December 31, 2019 the Company has no lease obligations.

Reclassifications

Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation.

3. INTANGIBLE ASSETS

As at December 31, 2019 and 2018, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000. During 2018 an impairment provision for $35,000 was recorded through the statement of operations to impair the intangible assets to $nil.

4. RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2019, the Company incurred $459,200 (2018: $417,066) in salaries and payroll taxes to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2019, the Company incurred $24,068, $299,124, and $58,883 (2018: $210,000, $80,000, and $60,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

During the year ended December 31, 2019, the Company issue a Securities Purchase agreement to a vendor company with two officers and directors in common for the purchase of 79,000 Series B preferred stock with the purchase price of $79,000 being applied to accounts payable due to the vendor. The price was based on recent sales of Series B shares for $1.00 per share.

As of December 31, 2019, the Company had a stock subscription receivable totaling $4,500 (December 31, 2018: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2019, Due from related party includes $30,083 (December 31, 2018: payable of $721,099) due from a company with two officers and directors in common, and $783,416 (December 31, 2018: $798,580) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

4. RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

During the year ended December 31, 2019, two directors converted 588 shares of Series A preferred stock at the contractual conversion rate into 1,002,970 shares of common stock and donated them to the Diocese of Monterey and other parties related to the directors converted 890 Series A preferred shares into 2,018,746 common shares that are issuable at December 31, 2019

During the year ended December 31, 2019, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The total amount is reflected as contributed capital.

5. CONVERTIBLE DEBENTURES

During the year ended December 31, 2019, $8,355 (2018: $60,300) of convertible debentures were converted at the contractual rate by issuing 33,418 (2018: 30,167) shares of common stock of the Company.

On March 26, 2019 the Company entered into a Debt Restructuring Agreement (the “Agreement”) with Robert A. Rositano Jr. (“Robert Rositano”), Dean Rositano (“Dean Rositano”), Frank Garcia (“Garcia”), Checkmate Mobile, Inc. (“Checkmate”), Alpha Capital Anstalt (“Alpha”), Coventry Enterprises, LLC (“Coventry”), Palladium Capital Advisors, LLC (“Palladium”), EMA Financial, LLC (“EMA”), Michael Finkelstein (“Finkelstein”), and Barbara R. Mittman (“Mittman”), each being a debt holder of the Company.

The debt holders agreed to convert their debt of approximately $6.3 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement.

During the year ended December 31, 2019, the Company incurred $558,792 (2018: $2,052,216) in accretion and interest expense in connection with the convertible debentures.

December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

Company Principals have given Holders notice that it has satisfied all conditions of closing.

The Agreement is considered Closed as of November 5, 2019 (“Settlement Date”) and any conditions of closing not satisfied are waived.

Reset Dates. The “Reset Dates” as set forth in Section 1(h) of the Agreement shall be as follows: March 4, 2020 and July 2, 2020. As of the reset dates the holders can convert all or part of the settled note amounts at the lower of (i) 75% of the closing bid price for the Common Stock on such respective Reset Date, or (ii) the VWAP for the Company’s Common Stock for the 7 trading days immediately preceding and including such respective Reset Dates. This reset provision provides for the issuance of additional shares above the initial 5,902,589 shares for no additional consideration as measured at each of the two reset dates.

The Company determined that the reset provision represents a standalone derivative liability. Accordingly, this debt restructure transaction was accounted for as an extinguishment of debt for consideration equal to the $2,384,646 fair value of the 5,902,589 common shares issuable, based on the $0.404 quoted trading price of the Company’s common stock price on the settlement date, and the initial fair value of the derivative liability of $12,653,000.

5. CONVERTIBLE DEBENTURES (CONTINUED)

The Company adjusts its derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

	November 5,	December
	2019	31, 2019
Volatility	617.0%	738.1%
Risk Free Rate	1.59%	1.60%
Expected Term	0.66	0.50

Derivative Liabilities

The Company accounts for its obligation to issue common stock (“Reset Provision”) as derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” which are reflected as liabilities at fair value on the balance sheet, with changes in fair value reported in the statement of operations. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The number of shares of common stock the Company could be obligated to issue, is based on future trading prices of the Company’s common stock. To reflect this uncertainty in estimating the fair value of the potential obligation to issue common stock, the Company uses a Monte Carlo model that considers the reporting date trading price, historical volatility of the Company’s common stock, and risk free rate in estimating the fair value of the potential obligation to issue common stock. The results of the Monte Carlo simulation model are most sensitive to inputs for expected volatility. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The estimated fair values may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2019, the fair value of the Company’s potential obligation to issue common stock was $12,778,000.

The following is a summary of activity related to the derivative liability for the year ended December 31, 2019:

Balance, December 31, 2018	$-
Reset provision	12,653,000
Change in fair value	125,000
Balance, December 31, 2019	$12,778,000

6. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE

On December 14, 2018, the Company issued a promissory note for proceeds of $100,000 at 12% interest per annum. The maturity date of the note is December 14, 2019. The note includes a conversion feature that entitles the Holder to receive 1.63% equity ownership of Friendable, Inc. and 18.2% equity ownership of Fan Pass, Inc. upon conversion. During the year ended December 31, 2019, the Company incurred $1,901 (2018: $599) in interest expense in connection with the promissory note.

On December 20, 2019 the note above settled by the issuance of 2,150,000 shares of common stock. The shares were valued at $537,500 based on contemporaneous sales $0.25 of per share resulting in a loss on debt extinguishment of $435,000.

On April 7, 2017, the Company entered into a Settlement Agreement with Joseph Canouse (the “Agreement”). The Company and Mr. Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed in April 2014. In December 2016, Mr. Canouse obtained a judgment in state court in Georgia and the right to garnish the Company’s bank accounts. Pursuant to the Settlement Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 (the “Note”). The Note was issued to J.P. Carey Inc., an entity controlled by Mr. Canouse. Although the Note is dated March 30, 2017, it was issued on April 7, 2017. In return for the issuance of the Note, Mr. Canouse filed a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities.

The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. Mr. Canouse does not have the right to convert the Note, to the extent that he would beneficially own in excess of 4.9% of our outstanding common stock. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note becomes immediately due and payable.

During the year ended December 31, 2019:

The Company incurred $51,980 in interest related to the note through December 31, 2019.

J.P. Carey converted $1,002 of principal into 120,000 shares of the Company’s common stock at a price of $0.0084.

J.P. Carey assigned $10,000 of the note to World Market Ventures, LLC and assigned $6,000 of the note to Anvil Financial Management LTD LLC. The assignments carry the same conversion rights as the original note. World Market Ventures converted $6,000 of principal into 120,000 shares of the Company’s common stock at a price of $0.05. Anvil converted $6,000 of principal into 120,000 shares of the Company’s common stock at a price of $0.05.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s significant contractual obligations as of December 31, 2019:

$
Employment Agreements (1)	400,000
Lawsuit Contingency (2)	1,005,000

(1)	Employment agreements with related parties.

On April 3, 2019, the Company entered into employment agreements with three officers. Pursuant to the agreements, the Company shall pay officers an aggregate annual salary amount of $400,000. Upon a successful launch of the company’s Fan Pass mobile app or website, and the Company achieving various levels if subscribers, the officers will receive additional bonuses and salary increases.

(2)	Lawsuit Contingency.

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. The court did not strike the answers but the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement was voided and a trial date of August 26, 2019 was set.

On September 19, 2019, the Company entered into a Settlement Agreement with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. The cash payment is to be made within 6 months of the date of the Settlement Agreement. As of June 24, 2019 the cash amount has not been paid and the preferred shares have not been returned. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement as amended entered into with various debt holders on March 26, 2019 effective November 5, 2019. Integrity will also be entitled to a “true-up” by issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1. The true-up shares will adjust the value of the aggregate shares issued to be $750,000 on the date of issuance. As of December 31, 2019, no shares have been issued nor cash paid. As of December 31, 2019, the Company has recorded a provision for settlement of lawsuit of $1,035,000 with $1,005,000 ($750,000 plus a premium of $255,000) recorded as a liability payable in common stock in accordance with ASC 480 and $30,000 as an accrued liability.

Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement.

COVID-19 Disclosure

The coronavirus pandemic could adversely impact our operations, supply chains and distribution systems and demand for our products and services. The coronavirus pandemic could adversely impact our ability to raise capital.

8. COMMON AND PREFERRED STOCK

Common Stock:

During the year ended December 31, 2018, the Company issued 30,167 shares of common stock to various convertible note holders for full and partial conversion of the notes

During the year ended December 31, 2019, the Company:

Issued 393,418 shares of common stock to two convertible note holders for partial conversion of an aggregate of $21,356 of the notes at the contractual conversion rates. 120,000 of the shares remain issuable as of December 31, 2019.

Issued 534,000 shares of common stock to various subscribers of common stock at $0.25 per share for a total of $133,500. 477,000 shares remain issuable as of December 31, 2019.

8. COMMON AND PREFERRED STOCK (CONTINUED)

Issued 600,000 shares of common stock to a consultant in exchange for future services valued at $90,000 of which $30,000 remains in prepaid expenses as of December 31, 2019.

Issued 2,150,000 shares of common stock to settle a promissory note and accrued interest of $102,500 and recognized a loss on settlement of $435,000 based on the $537,500 value based on recent sales.

Issued 1,002,970 and has 2,018,746 issuable shares of common stock to related parties on conversion of 1,478 shares of Series A preferred stock.

Agreed to issue 5,902,589 shares as a preliminary settlement of approximately $6.3 million of convertible debt (See note 5)

Preferred Stock:

Series A:

The Series A Preferred Stock was authorized in 2014 and is convertible into nine (9) times the number of common stock outstanding at time of conversion until the closing of a Qualified Financing (i.e. the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000). The number of shares of common stock issued on conversion of Series A preferred stock is based on the ratio of the number of shares of Series A preferred stock converted to the total number of shares of preferred stock outstanding at the date of conversion multiplied by nine (9) times the number of common stock outstanding at the date of conversion. After the qualified financing the conversion shares issuable shall be the original issue price of the Series A preferred stock divided by $0.002. The holders of Series A Preferred stock are entitled to receive non-cumulative dividends when and if declared at a rate of 6% per year. On all matters presented to the stockholders for action the holders of Series A Preferred stock shall be entitled to cast votes equal to the number of shares the holder would be entitled to if the Series A Preferred stock were converted at the date of record.

During the year ended December 31, 2019, 588 shares of Series A preferred stock were converted to common stock by 2 related parties and donated them to the Diocese of Monterey. In addition, 890 Series A shares were converted into 2,018,746 common shares by parties related to the 2 directors. The 2,018,746 common shares remain issuable as of December 31, 2019.

Series B:

During the year ended December 31, 2019, the Company entered into Security Purchase Agreements with various investors for the purchase of 205,000 shares Series B convertible Preferred stock and received $205,000 in cash. Each Series B Preferred share is convertible into 4 shares of common stock valued at $0.25.

During the year ended December 31, 2019, The Company entered into a Security Purchase Agreements with a related party for the purchase of 79,000 shares Series B Preferred stock. The $79,000 was settled against accounts payable owed to the related party. Each Series B Preferred share is convertible into 4 shares of common stock valued at $0.25.

Series C:

In November and December 2019, 149,300 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.91 per share for a total of $136,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at December 31, 2019. Furthermore, because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium of $55,549 recorded and charged to interest expense. The total amount is reflected at $191,549 at December 31, 2019.

9. SHARE PURCHASE WARRANTS

Activity in 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life
Balance, December 31, 2017	60,908	72.00

Balance, December 31, 2018	60,908	72.00

Balance, December 30, 2019	60,908	72.00	1.6

10. STOCK-BASED COMPENSATION

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

The Board of Directors and the stockholders holding a majority of the voting power approved a 2014 Equity Incentive Plan (the “2014 Plan”) on February 28, 2014, with a to be determined effective date. The date never became effective. The purpose of the 2014 Plan is to assist the Company and its affiliates in attracting, retaining and providing incentives to employees, directors, consultants and independent contractors who serve the Company and its affiliates by offering them the opportunity to acquire or increase their proprietary interest in the Company and to promote the identification of their interests with those of the stockholders of the Company. The 2014 Plan will also be used to make grants to further reward and incentivize current employees and others.

There are 7 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period. The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2019, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of the common stock of 1 for 18,000 (Note 1) which eliminated all the options which were previously outstanding.

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

As of December 31, 2019 there was a derivative measured at fair value on a recurring basis (see note 5) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value December 31, 2019

	Level 1	Level 2	Level 3	Total
Derivative Liability			12,778,000	12,778,000

12. INCOME TAXES

Due to the net losses incurred there was no income tax provision in 2019 or 2018.

A reconciliation of the difference between the income tax benefit computed at the federal statutory rate of 21% and 35% respectively, and the provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Computed tax benefit	$(2,138,516)	$(1,092,701)
State taxes	(394,200)	-
Permanent differences	1,887,855	662,304
Change in tax rate and other	1,143,792	-
Change in valuation allowance	(498,931)	430,497
	$-	$-

The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred Tax Assets:
Net operating losses	$3,187,626	$4,214,782
Accrued payroll	194,843	-
Reserve contingency	257,415	-
	3,639,884	4,214,782
Deferred Tax Liability:
Other	(186,533)	(262,500)
Valuation Allowance	(3,453,351)	(3,952,282)
	$-	$-

The Company has net operating losses of approximately $12,817,000, of which $10,457,080 expires through 2037 and $2,359,560 may be carried forward indefinitely subject to annual usage limitations. The Company has established a 100% valuation allowance against its net deferred tax assets as it is more likely than not they will not be able to utilize such deferred assets in the future. The change in the valuation allowance for the year ended December 31, 2019 was a decrease of $498,931.

13. SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued 78,000 shares of common stock to a consultant at $0.13 per share for services valued at $10,000.

Subsequent to December 31, 2019, the Company issued 1,178,650 shares of common stock on conversion of principal of $39,280 on convertible notes at an average contractual price of $0.03.

Subsequent to December 31, 2019, the Company raised $95,000 in financing by issuing new convertible notes. Interest accrues at 12% per annum and the notes are convertible, subject to rule 144, at a 50% discount to the lowest trading price in the preceding 25 days prior to conversion.

Subsequent to December 31, 2019, the Company raised $33,000 by issuing 38,000 shares of Series C preferred stock.

Subsequent to December 31, 2019, the Company issued 600,000 shares of common stock for past and future services valued at $0.15 per share or $90,000 to be recognized through the service term ending March 31, 2020.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano	CEO, Secretary and Director	51	January 31, 2014
Dean Rositano	President, CTO and Director	48	January 31, 2014
Frank Garcia	CFO	62	June 30, 2011

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

Family Relationships

Robert Rositano, age 51, and Dean Rositano, age 48, are brothers.

Board Composition and Committees and Director Independence

Robert Rositano and Dean Rositano currently serve on our board of directors. We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board carries out the functions of nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

Dean Rositano and Robert Rositano are both directors and 7.5% and 7.5% stockholders respectively of Checkmate Mobile, Inc. (“CMI”). At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

During the year ended December 31, 2019, the Company incurred $24,068, $294,124, and $58,883 (2018: $210,000, $80,000, and $60,000) in app hosting, app development and rent to a CMI. As of December 31, 2019, Due from related party includes $30,083 (December 31, 2018: payable of $721,099) due from CMI.

During the year ended December 31, 2019, two directors converted 588 shares of Series A preferred stock at the contractual conversion rate into 1,002,970 shares of common stock and donated them to the Diocese of Monterey and other parties related to the directors converted 890 Series A preferred shares into 2,018,746 common shares that are issuable at December 31, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2019 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Rositano	Nil	Nil	N/A
Dean Rositano	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A

Code of Ethics

We have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers, for the years ended December 31, 2019 and 2018, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary Incurred (1) ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Rositano CEO, Secretary, & Director	2019 2018	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Dean Rositano President and CTO	2019 2018	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000

Frank Garcia Chief Financial Officer	2019 2018	100,000 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	100,000 100,000

(1)	The above listed officers had accrued salaries of $783,416 at December 31, 2019 and $798,580 at December 31, 2018. During the year ended December 31, 2019, three officers forgave $400,000 in accrued salaries as part of the debt restructuring agreement.

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

On April 3, 2019, the Company entered into a new employment agreement with Robert Rositano. Pursuant to that agreement, the Company shall pay Rositano an aggregate annual salary at the rate of $150,000 (One Hundred Fifty Thousand Dollars) (the “Base Salary”). Upon a successful launch of the company’s Fan Pass mobile app or website, and reaching its first 50,000 subscribers, Rositano will receive a bonus of $50,000 and the Base Salary will be increased to $200,000 annually. In addition, when the Company reaches a cumulative 100,000 subscribers or more, Rositano will receive a bonus of $75,000 and the Base Salary shall be increased to $250,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the “Compensation Committee”), based on Rositano’s performance. Rositano shall be entitled to participate in the Company’s stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

On April 3, 2019, the Company entered into a new employment agreement with Dean Rositano. Pursuant to that agreement, the Company shall pay Rositano an aggregate annual salary at the rate of $150,000 (One Hundred Fifty Thousand Dollars) (the “Base Salary”). Upon a successful launch of the company’s Fan Pass mobile app or website, and reaching its first 50,000 subscribers, Rositano will receive a bonus of $50,000 and the Base Salary will be increased to $200,000 annually. In addition, when the Company reaches a cumulative 100,000 subscribers or more, Rositano will receive a bonus of $75,000 and the Base Salary shall be increased to $250,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the “Compensation Committee”), based on Rositano’s performance. Rositano shall be entitled to participate in the Company’s stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

On April 3, 2019 the Company entered into a new employment agreement with Frank Garcia. The Company shall pay Garcia an aggregate annual salary at the rate of $100,000 (One Hundred Thousand Dollar) (the “Base Salary). Upon a successful launch of the company’s Fan Pass mobile app or website. and reaching its first 50,000 subscribers, Executive will receive a bonus of $20,000 and the Base Salary will be increased to $110,000 annually. In addition. when the Company reaches a cumulative 100,000 subscribers or more, Garcia will receive a bonus of $25,000 and the Base Salary shall be increased to $125,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the “Compensation Committee”) based on Garcia’s performance. Garcia shall be entitled to participate in the Company’s stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

The following tabulation shows, as of May 9, 2020, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	9,307 (1)	Direct	47.03%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	1,942	Direct	9.81%

Series A preferred	Frank Garcia 1735 E Ft Lowell Rd Ste9, Tucson, AZ 85719	750	Direct	3.79%

Series A preferred	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	14,730	Direct	74.44%
	-Robert Rositano	7,365		37.22%
	-Stacy Rositano	7,365		37.22%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	9,307 (1)	Direct and	47.03%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	1,942	Direct	9.81%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	11,999 (1)	Direct and Indirect	60.63%

(1)	Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 19,789 shares of Series A preferred stock issued and outstanding as of June 23, 2020.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Directors

Common stock	Copper Creek Holdings, LLC (2) 7960 B Soquel Dr., Suite #146 Aptos, CA 95003	15	Direct	*
	-Robert Rositano	8		*
	-Stacy Rositano	8		*

Common stock	Robert A Rositano Jr.	1,840 (1)	Direct and	*
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	1,857	Direct	*
	126 Sea Terrace Way,
	Aptos, CA 95003

	(b) Executive Officers

Common stock	Frank Garcia	1	Direct	*
	1735 E Ft Lowell Rd,
	Tucson, AZ 85719

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(c) Officers and Directors as a Group for common stock	3,698 (1)	Direct and Indirect	0.02%

*	Less than 1%.

(1)	Includes the shares beneficially owned by Robert Rositano through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 14,793,099 of common stock issued and outstanding as of June 23, 2020.

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

During the year ended December 31, 2019, the Company incurred $459,200 (2018: $417,066) in salaries and payroll taxes to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2019, the Company incurred $24,068, $299,124, and $58,883 (2018: $210,000, $80,000, and $60,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

During the year ended December 31, 2019, the Company issue a Securities Purchase agreement to a vendor company with two officers and directors in common for the purchase of 79,000 Series B preferred stock with the purchase price of $79,000 being applied to accounts payable due to the vendor. The price was based on recent sales of Series B shares for $1.00 per share.

As of December 31, 2019, the Company had a stock subscription receivable totaling $4,500 (December 31, 2018: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2019, Due from related party includes $30,083 (December 31, 2018: payable of $721,099) due from a company with two officers and directors in common, and $783,416 (December 31, 2018: $798,580) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2019, two directors converted 588 shares of Series A preferred stock at the contractual conversion rate into 1,002,970 shares of common stock and donated them to the Diocese of Monterey and other parties related to the directors converted 890 Series A preferred shares into 2,018,746 common shares that are issuable at December 31, 2019.

During the year ended December 31, 2019, three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The total amount is reflected as contributed capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company has engaged a new audit firm, Salberg & Company, P.A. (“Salberg”) to perform the audit for the year ended December 31, 2019. Manning Elliott LLP (“Manning Elliott”) performed the reviews for the first 3 quarters of 2019. The aggregate fees billed by our auditors for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Salberg	Manning Elliott
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fee Category	31-Dec-19	31-Dec-19	31-Dec-18
Audit Fees (1)	$28,000	$19,058	$52,950
Audit Related Fees (2)	-	-	-
Tax Fees (3)	-	15,400	5,400
All Other Fees (4)	-	-	-
Total	$28,000	$34,458	$58,350

1	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

2	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

3	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

4	All other fees consist of fees billed for all other services.

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

Before Manning Elliott and Salberg were engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagements.

Our board of directors has considered the nature and amount of fees billed by Manning Elliott and Salberg and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Manning Elliott and Salberg’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)

Exhibit
Number	Description
(2)	Plan of Acquisition, re-organization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 31, 2014, by and among Titan Iron Ore Corp., iHookup Operations Corp and iHookup Social, Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
3.2	Amended and Restated Bylaws (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 29, 2014)
3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on January 22, 2015)
(10)	Material Contracts
10.1	2014 Stock Option Plan (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.2	Form of Stock Option Agreement (Incorporated by reference to the Definitive Information Statement on Schedule 14C, previously filed with the SEC on April 30, 2014)
10.3	General Contract for Services dated January 18, 2014 by and between Checkmate Mobile Inc. and iHookup Social Inc. (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.4*	Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Dean Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.5*	Employment Agreement dated January 19, 2014 by and between iHookup Social Inc. and Robert Rositano (Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K, previously filed with the SEC on February 18, 2014)
10.6	Convertible Promissory Note dated August 1, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)
10.7	Convertible Promissory Notes dated August 5, 2015 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 11, 2015)

10.8	Securities Purchase Agreement dated June 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.9	Convertible Promissory Notes dated June 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on June 23, 2016)
10.10	Securities Purchase Agreement dated July 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 13, 2016)
10.11	Convertible Promissory Notes dated August 4, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.12	Securities Purchase Agreement dated August 4, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.13	Sixth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.14	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.15	Marketing Agreement with The Kluger Agency dated August 3, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 10, 2016)
10.16	Securities Purchase Agreement dated August 15, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.17	Convertible Promissory Note dated August 15, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.18	Seventh Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.19	Common Stock Warrant Agreement dated August 1, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.20	Securities Purchase Agreement dated September 8, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.21	Convertible Promissory Note dated September 8, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.22	Eighth Amendment and Closing Agreement with Alpha Capital Anstalt and Palladium Capital Advisors, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.23	Common Stock Warrant Agreement dated September 12, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 16, 2016)
10.24	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.25	Convertible Promissory Notes dated October 7, 2016 (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.26	Common Stock Warrant Agreement dated October 7, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 25, 2016)
10.27	Securities Purchase Agreement dated October 7, 2016 with Coventry Enterprises, LLC (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.28	Software License Agreement Dated October 7, 2016 with Hang With, Inc. (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 14, 2016)
10.29	Agreement dated December 2, 2016 with Alpha Capital Anstalt (Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 5, 2016)
10.30	Funding Commitment Letter dated December 2, 2016 with Coventry Enterprises, LLC
10.31	Securities Purchase Agreement by and between the Company and EMA Financial, LLC dated February 2, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 6, 2017)
10.32	Convertible Note by and between the Company and EMA Financial, LLC dated February 2, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 6, 2017)
10.33	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC dated March 13, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)
10.34	Convertible Note by and between the Company and Coventry Enterprises, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)
10.35	Securities Purchase Agreement by and between the Company and EMA Financial, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)
10.36	Convertible Note by and between the Company and EMA Financial, LLC dated March 15, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 23, 2017)
10.37	Convertible Note by and between the Company and JP Carey Enterprises, Inc. dated March 30, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)
10.38	Settlement Agreement by and between the Company and Joseph C. Canouse dated April 7, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)

10.39	Securities Purchase Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.40	Convertible Note by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.41	Fan Pass Security Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.42	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.43	Share Exchange Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.44	Spinoff Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.45	Letter from Sharps Technology Inc., dated September 10, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on October 18, 2018)
10.46	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.47	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.48***	Robert Rositano Employment Agreement dated April 3, 2019
10.49***	Dean Rositano Employment Agreement dated April 3, 2019
10.50***	Frank Garcia Employment Agreement dated April 3, 2019
10.51	Schedule 14 C Reverse Split and Change in Authorized Common Stock effective May 27, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on May 7, 2019)
10.52	Designation of Series B Preferred stock dated April 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on June 14, 2019)
10.53	Settlement Agreement with Integrity Media dated September 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on September 30, 2019)
10.54	Designation of Series C Preferred stock dated November 25, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
10.55***	Security Purchase Agreement for Preferred C Stock dated November 19, 2019
10.56	Amendment to the Restructuring Agreement dated December 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
10.57	Security Purchase Agreement for Preferred C Stock dated December 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certification
32.1***	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS+	XBRL INSTANCE DOCUMENT
101.SCH+	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL+	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF+	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB+	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE+	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Indicates management contract or compensatory plan or agreement

**	Filed herewith.

***	Furnished herewith.

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

FRIENDABLE INC.

Date: June 29, 2020	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2020	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 29, 2020	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director