Form 10-K/A
period 2019-12-31
Friendable, Inc.
filed 2020-06-30
CIK 1414043

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ⌧ No ☐

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ⌧

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Friendable, Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 30, 2020 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

10.42	Pledge Agreement by and between the Company and Alpha Capital Anstalt dated July 21, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on August 2, 2017)
10.43	Share Exchange Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.44	Spinoff Agreement dated June 27, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on July 2, 2018)
10.45	Letter from Sharps Technology Inc., dated September 10, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on October 18, 2018)
10.46	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.47	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.48	Robert Rositano Employment Agreement dated April 3, 2019
10.49	Dean Rositano Employment Agreement dated April 3, 2019
10.50	Frank Garcia Employment Agreement dated April 3, 2019
10.51	Schedule 14 C Reverse Split and Change in Authorized Common Stock effective May 27, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on May 7, 2019)
10.52	Designation of Series B Preferred stock dated April 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on June 14, 2019)
10.53	Settlement Agreement with Integrity Media dated September 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on September 30, 2019)
10.54	Designation of Series C Preferred stock dated November 25, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
10.55	Security Purchase Agreement for Preferred C Stock dated November 19, 2019 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on June 30, 2020)
10.56	Amendment to the Restructuring Agreement dated December 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
10.57	Security Purchase Agreement for Preferred C Stock dated December 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Incorporated by reference to Annual Report on form 10-K, previously filed with the SEC on June 30, 2020)
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Incorporated by reference to Annual Report on form 10-K, previously filed with the SEC on June 30, 2020)
(32)	Section 1350 Certification
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 (Incorporated by reference to Annual Report on form 10-K, previously filed with the SEC on June 30, 2020)
(101)	XBRL
101.INS***	XBRL INSTANCE DOCUMENT
101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB***	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Indicates management contract or compensatory plan or agreement

**	Filed herewith.

***	Furnished herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: June 30, 2020	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2020	By:	/s/ Robert Rositano
Robert Rositano
Chief Executive Officer, Secretary, and Director (Principal Executive Officer)

Date: June 30, 2020	By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 30, 2020	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director