Form 10-Q
period 2020-03-31
Friendable, Inc.
filed 2020-07-16
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

5,553,310,369 shares of common stock outstanding as of July 10, 2020

i

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

FRIENDABLE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$30,605	$11,282
Accounts receivable	137	135
Prepaid expenses	-	30,000
Due from a related party	-	30,083

Total Current Assets	30,742	71,500

Total Assets	$30,742	$71,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,117,974	$1,997,326
Accounts payable - related party	51,412	-
Convertible debentures and convertible promissory notes	49,979	69,930
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 shares designated, 187,300 and 149,300 issued and outstanding at March 31, 2020 and December 31, 2019, including premium of $69,028 and $55,549, respectively (Liquidation value $190,982)	241,710	191,549
Derivative liability	5,554,000	12,778,000
Liability to be settled in common stock	1,005,000	1,005,000

Total Current Liabilities	9,020,075	16,041,805

Total Liabilities	9,020,075	16,041,805

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001, 19,786 and 19,789 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively. (Liquidation value $68,366)	2	2
Series B convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; 284,000 and 284,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively. (Liquidation value $284,000)	28	28
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 7,998,531 and 4,398,114 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	797	438
Common stock issuable, $0.0001 par value, 42,135,687 and 8,518,335 shares at March 31, 2020 and December 31, 2019, respectively.	4,214	852
Additional paid-in capital	25,001,625	16,476,758
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(33,991,499)	(32,443,883)

Total Stockholders’ Deficit	(8,989,333)	(15,970,305)

Total Liabilities and Stockholders’ Deficit	$30,742	$71,500

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
REVENUES	$118,388	$1,005

OPERATING EXPENSES:
App hosting	9,000	15,000
Commissions	125	301
General and administrative	162,209	196,542
Product development	151,797	30,588
Investor relations	123,266	1,785
Sales and Marketing	-	4,426

Total operating expenses	446,397	248,642

LOSS FROM OPERATIONS	(328,009)	(247,637)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(24,469)	(132,652)
Loss on Settlement of Derivative	(898,138)	-
Loss on change in fair value of derivative	(297,000)	-

Total other expense, net	(1,219,607)	(132,652)

NET LOSS	$(1,547,616)	$(380,289)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.06)	$(1.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	24,213,977	308,518

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2020
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Additional	Common Stock		Total
	Shares Issued	Amount	Shares Issuable	Amount	Shares Issued	Amount	Shares Issuable	Amount	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity Deficit
Balance, December 31, 2019	19,789	$2	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-	-	-	(2,000)	-	-	-	(500)			(500)

Conversion of Convertible notes	-	-	-	-	362,595	36	-	-	19,914			19,950

Common shares issued for services	-	-	-	-	600,000	60	-	-	89,940			90,000

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	36,193,098	3,620	8,415,518			8,419,138

Issuance of common stock previously issuable	-	-	-	-	2,575,746	258	(2,575,746)	(258)	-			-

Conversion of Series A preferred shares into common stock	(3)	-	-	-	54,076	5	-	-	(5)			-

Net loss	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)

Balance, March 31, 2020	19,786	$2	284,000	$28	7,988,531	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2019
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Additional	Common Stock		Total
	Shares Issued	Amount	Shares Issuable	Amount	Shares Issued	Amount	Shares Issuable	Amount	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity Deficit
Balance, December 31, 2018	21,267	$2	-	$-	308,518	$31		$-	$12,027,043	$(4,500)	$(22,260,473)	$(10,237,897)

Debt forgiveness - related parties	-	-	-	-	-	-		-	1,000,000			1,000,000

Common stock sold for cash	-	-	-	-	-	-	534,000	53	135,315			135,368

Net loss	-	-	-	-	-	-	-	-	-	-	(380,289)	(380,289)

Balance, March 31, 2019	21,267	$2	-	$-	308,518	$31	534,000	$53	$13,162,358	$(4,500)	$(22,640,762)	$(9,482,818)

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,547,616)	$(380,289)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	90,000	-
Loss on settlement of derivative	898,138	-
Loss on change in fair value of derivative	297,000	-
Accrual of dividend on Preferred C stock	3,682	-
Premium on stock settled debt	13,479
Interest on convertible debentures and promissory note	-	135,677
Change in operating assets and liabilities:
Accounts receivable	(2)	(392)
Due from related party	30,083	-
Prepaid expenses	30,000	-
Accounts payable - related party	51,412	-
Accounts payable and accrued expenses	120,647	85,384

NET CASH USED IN OPERATING ACTIVITIES	(13,177)	(159,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible preferred Series C stock	33,000	-
Refund on canceled common stock subscription	(500)	-
Proceeds from sale of common stock	-	135,368

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,500	135,368

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	19,323	(24,252)

CASH AND CASH EQUIVALENTS - beginning of period	11,282	25,646

CASH AND CASH EQUIVALENTS - end of period	$30,605	$1,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Convertible notes converted to common stock	$19,950	$-
Reduction of derivative liability based on reset common shares issuable	$7,521,000	$-

Cash Consists of:
Cash	$30,605	$1,394

See accompanying notes to consolidated financial statements.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

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

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying unaudited consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company has a working capital deficiency of $8,989,333, an accumulated deficit of $33,991,499 and has a stockholder’s deficit of $33,991,499 and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. During the three months ended March 31, 2020 the Company had a net loss and net cash used in operations of $1,547,616 and $13,177. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of March 31, 2020 and 2019. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2019 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2020

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain balances in 2019 have been reclassified to conform with the 2020 presentation. Specifically, accrued interest on convertible notes has been reclassified into Accounts payable and accrued expenses and accretion and interest expense has been reclassified to other expenses.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three months ended March 31, 2020, the Company derived revenues primarily from the development of apps for a third party, and such revenues were recognized upon completion of services.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During the three months ended March 31, 2020, the Company incurred $0 (March 31, 2019: $4,426) in advertising costs.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the adoption did not have any impact on its consolidated financial statement and there was no cumulative effect adjustment.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At March 31, 2020 and December 31, 2019, the Company did not have any allowance for doubtful accounts.

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

In the three months ended March 31, 2020 we derived 99.6% (2019: 0%) of our revenue from one client. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for the products and services of other similar clients. A loss of this client or the failure to retain similar clients could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of March 31, 2020, there were approximately 510,586,539 potentially dilutive shares outstanding. Potential dilutive shares:

60,908	Warrants outstanding
4,649,702	Common shares issuable upon conversion of convertible debt
451,117,962	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
2,975,352	Total shares issuable upon conversion of Preferred Series C shares
459,939,924

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As at March 31, 2020 the Company has no lease obligations.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2020, the Company incurred $114,800 (2019: $114,800) in salaries and payroll taxes to officers and directors with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2020, the Company incurred $9,000, $150,000, and $15,000 (2019: $15,000, $30,588, and $15,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of March 31, 2020, the Company had a stock subscription receivable totaling $4,500 (December 31, 2019: $4,500) from an officer and director and from a company with an officer and director in common.

As of March 31, 2020, accounts payable includes $51,412 (December 31, 2019: receivable of $30,083) due to a company with two officers and directors in common, and $885,916 (December 31, 2019: $783,416) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

4. CONVERTIBLE DEBENTURES

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

The debt holders agreed to convert their debt of approximately $6.3 million and accrued interest of approximately $1.8 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement.

On December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

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

On March 4, 2020 the Company became obligated issue an additional 36,193,098 shares of common stock and on July 2, 2020 it became obligated to issue an additional 63,275,243 shares for a total amount of shares due of 105,370,930.

The Company determined that the reset provision represents a standalone derivative liability. Accordingly, this debt restructure transaction was accounted for as an extinguishment of debt for consideration equal to the $2,384,646 fair value of the 5,902,589 common shares issuable, based on the $0.404 quoted trading price of the Company’s common stock price on the settlement date, and the initial fair value of the derivative liability of $12,653,000 resulting in a loss on debt extinguishment of $6,954,920.

The Company adjusts its derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

	November 5,	December	March
	2019	31, 2019	31, 2020
Volatility	617%	738.1%	277.3%
Risk Free Rate	1.59%	1.6%	.15%
Expected Term	0.66	0.5	0.25

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liabilities

The Company accounts for its obligation to issue common stock (“Reset Provision”) as derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” which are reflected as liabilities at fair value on the consolidated balance sheet, with changes in fair value reported in the consolidated statement of operations. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The number of shares of common stock the Company could be obligated to issue, is based on future trading prices of the Company’s common stock. To reflect this uncertainty in estimating the fair value of the potential obligation to issue common stock, the Company uses a Monte Carlo model that considers the reporting date trading price, historical volatility of the Company’s common stock, and risk free rate in estimating the fair value of the potential obligation to issue common stock. The results of the Monte Carlo simulation model are most sensitive to inputs for expected volatility. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The estimated fair values may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2020, the fair value of the Company’s potential obligation to issue common stock was $5,554,000.

The following is a summary of activity related to the derivative liability for the three months ended March 31, 2020:

Balance, December 31, 2019	$12,778,000
Record obligation to issue additional shares	(7,521,000)
Change in fair value	297,000
Balance, March 31, 2020	$5,554,000

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE

On April 7, 2017, the Company entered into a Settlement Agreement with Joseph Canouse (the “Agreement”). The Company and Mr. Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed in April 2014. In December 2016, Mr. Canouse obtained a judgment in state court in Georgia and the right to garnish the Company’s bank accounts. Pursuant to the Settlement Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 (the “Note”). The Note was issued to J.P. Carey Inc., an entity controlled by Mr. Canouse. Although the Note is dated March 30, 2017, it was issued on April 7, 2017. The note maturity date was September 30, 2017. In return for the issuance of the Note, Mr. Canouse filed a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities.

The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the lower of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. Mr. Canouse does not have the right to convert the Note, to the extent that he would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date of September 30, 2017 and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note becomes immediately due and payable. The Company defaulted by not paying the principal and interest on September 30, 2017 and has been recording interest at the 24% default rate. The Company also defaulted by being late with filing the Form 10-K on May 29, 2020.

During the year ended December 31, 2019:

The Company incurred $51,980 in interest related to the note.

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

At December 31, 2019, the J.P. Carey note balance including accrued interest of $51,980 was $121,910 including the portion assigned to World Market Ventures of $4,000.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

During the three months ended March 31, 2020:

The Company incurred $7,308 in interest related to the note through March 31, 2020.

J.P. Carey converted $15,950 of principal into 290,000 shares of the Company’s common stock at a price of $0.055.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

At March 31, 2020, the J.P. Carey note principal balance was $49,979 and accrued interest was $59,289.

6. COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s significant contractual obligations as of March 31, 2020:

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

On September 19, 2019, the Company entered into a Settlement Agreement with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. As of the date of filing of this report the cash amount has not been paid and the preferred shares have not been returned. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement as amended entered into with various debt holders on March 26, 2019 effective November 5, 2019. The Company has determined that a total of 4,275,000 additional shares would be issuable on the first “reset” date of March 4, 2020 based on a share price of $0.20 on that date and a total of 7,537,500 additional shares would be issuable on the second “reset” date of July 2, 2020 based on a shares price of $0.08 on that date for a total of 12,562,500 shares. Integrity will also be entitled to a “true-up” by issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1. The true-up shares will adjust the value of the aggregate shares issued to be $750,000 on the date of issuance. As of March 31, 2020, no shares have been issued nor cash paid as the shares due are reflected as the $1,005,000 liability until the final July 2, 2020 reset date. As of March 31, 2020, the Company has a provision for settlement of lawsuit balance of $1,035,000 with $1,005,000 ($750,000 plus a premium of $255,000) recorded as a liability payable in common stock in accordance with ASC 480 and $30,000 as an accrued liability.

COVID-19 Disclosure

The coronavirus pandemic could adversely impact our operations, supply chains and distribution systems and demand for our products and services. The coronavirus pandemic could adversely impact our ability to raise capital.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

7. COMMON AND PREFERRED STOCK

Common Stock:

During the year ended December 31, 2019, the Company:

Issued 393,418 shares of common stock to two convertible note holders for partial conversion of an aggregate of $21,356 of the notes at the contractual conversion rates. 120,000 of the shares remained issuable as of December 31, 2019.

Issued 534,000 shares of common stock to various subscribers of common stock under security purchase agreements at $0.25 per share for a total of $133,500. Certain of these agreements contained a provision whereby the founders of the Company were to issue to the subscribers (a) an aggregate of 47,000 shares of common stock from their personal holdings and (b) another amount of common shares (43,811) by converting their held Series A preferred shares as measured on the date one year from the closing of the offering. There is no accounting effect for these transfers. In addition, other agreements contained a provision whereby the Company would set aside 10% of future net revenue from a specific product and share ratably with the investors. The Company has reviewed ASC 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” and determined that no debt provision is needed. The investors who received this benefit did not pay additional consideration compared to those who did not receive it. Therefore the additional feature is a detachable unit with $0 value. 477,000 shares remained issuable as of December 31, 2019. In March 2020, the Founder converted 3 Series A Preferred Shares to meet their personal commitment to transfer their common shares to the investors.

Issued 600,000 shares of common stock to a consultant in exchange for future services valued at $90,000 of which $30,000 remained in prepaid expense at December 31, 2019.

Issued 2,150,000 shares of common stock to settle a promissory note and accrued interest of $102,500 and recognized a loss on debt extinguishment of $435,000 based on the $537,500 value based on recent sales.

Issued 1,002,970 and had 2,018,746 issuable shares of common stock to related parties on conversion of 1,478 shares of Series A preferred stock.

Agreed to issue 5,902,589 shares as a preliminary settlement of approximately $6.3 million of convertible debt (See note 4)

During the three months ended March 31, 2020, the Company:

Issued 362,595 shares of common stock to two convertible note holders for partial conversion of an aggregate of $19,950 of the notes at an average price of $0.055.

Cancelled 2,000 shares of common stock valued at $500 previously issued to an investor under a securities purchase agreement and returned the $500 to the investor.

Issued 600,000 shares of common stock to a consultant in exchange for services valued at $90,000.

Recorded the obligation to issue 36,193,098 additional shares of common stock based on the first reset date of March 4, 2020 in accordance with the debt restructuring agreement. (See note 4)

The two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock to transfer 43,811 of these shares to investors who were owed shares of common stock under a “founders match” provision in security purchase agreements. (see above)

Preferred Stock:

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

7. COMMON AND PREFERRED STOCK (CONTINUED)

During the year ended December 31, 2019, 588 shares of Series A preferred stock were converted to common stock by two related parties who donated them to the Diocese of Monterey. In addition, 890 Series A shares were converted into 2,018,746 common shares by parties related to the two directors. The 2,018,746 common shares were issuable as of December 31, 2019 and were subsequently issued during the three months ended March 31, 2020.

During the three months ended March 31, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

Series B:

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends other than noted above. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

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

Series C:

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”) (the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In a default event where the Company fails to issue shares upon conversion, the stated price will $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

7. COMMON AND PREFERRED STOCK (CONTINUED)

During the year ended December 31, 2019, 149,300 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.91 per share for a total of $136,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at December 31, 2019. Furthermore, because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium of $55,549 recorded and charged to interest expense. The total amount is reflected at $191,549 at December 31, 2019.

During the three months ended March 31, 2020, 38,000 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.87 per share for a total of $33,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at March 31, 2020. Because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium of $13,479 recorded and charged to interest expense. In addition, the Company recorded a cumulative dividend payable of $3,682 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value. Together with the 2019 issuances the total amount is reflected at $241,710 at March 31, 2020.

8. SHARE PURCHASE WARRANTS

Activity in 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life
Balance, December 31, 2018	60,908	72.00
Balance, December 31, 2019	60,908	72.00
Balance, March 31, 2020	60,908	72.00	1.3

9. STOCK-BASED COMPENSATION

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

There are 7 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period. The Board may award options that may vest based upon the achievement of certain performance milestones. As of March 31, 2020, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of the common stock of 1 for 18,000 (Note 1) which eliminated all the options which were previously outstanding.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

10. FAIR VALUE MEASUREMENTS

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

As of March 31, 2020 there was a derivative measured at fair value on a recurring basis (see note 4) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative Liability			5,554,000	5,554,000

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued 78,000 shares of common stock to a consultant valued at $0.13 based on the quoted trading price per share for services valued at $10,608.

Subsequent to March 31, 2020, the Company issued 2,211,495 shares of common stock on conversion of principal of $56,520 on convertible notes at an average contractual price of $0.0256.

Subsequent to March 31, 2020, the Company raised $95,000 in financing by issuing new convertible notes. Interest accrues at 12% per annum and the notes are convertible, subject to rule 144, at a 50% discount to the lowest trading price in the preceding 25 days prior to conversion.

Subsequent to March 31, 2020, the Company recorded the obligation to issue 63,275,243 additional shares of common stock based on the second reset date of July 2, 2020 in accordance with the debt restructuring agreement. (See note 4)

Subsequent to March 31, 2020, with respect to the Settlement Agreement with Integrity Media, the Company has determined that a total of 4,275,000 additional shares would be issuable on the first “reset” date of March 4, 2020 based on a shares price of $0.20 on that date and a total of 7,537,500 additional shares would be issuable on the second “reset” date of July 2, 2020 based on a shares price of $0.08 on that date for a total common shares due to Integrity including the initial 750,000 common shares of 12,562,500 shares. (See note 6)

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the Form 10-K filing on the extended date. Under the default provision of the Series A preferred stock the interest rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company has recorded a penalty of $84,500 to increase the liability to its increased redemption value.

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was initially calculated at 118 shares valued at $131,119. Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, will return an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying unaudited consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Who We Are

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

Celebrity Relationships have led the Company in the direction of “Live Streaming Video” and a soon to be released Mobile Application by the name of “Fan Pass”, designed to connect fans to the “Backstage or VIP Experience” of their favorite artists.

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

Frank Garcia Chief Financial Officer

Mr. Garcia has an extensive background in public accounting and finance, with his most recent role serving as Chief Financial Officer Titan Iron Corp. (OTCQB: TFER). From 1997 to 2006, he was employed in senior management positions by UK based Misys PLC, a global software and solutions company serving customers in international banking and securities, international healthcare, and retail financial services. Prior to 1997 Mr. Garcia held executive positions with CEMEX, a world leader in the construction materials industry. Mr. Garcia received his Bachelor of Science–Business Administration—Major in Accounting from the University of Arizona in 1981.

Investor Communications Contacts:	Robert A. Rositano, Jr.,	Web
Friendable, Inc. (855) 473-7473	CEO Friendable, Inc.	www.friendable.com
Xt701	1821 S. Bascom
info@friendable.com	Ave. Campbell, CA

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

Results of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	$	$
REVENUES	118,388	1,005

OPERATING EXPENSES
App hosting	9,000	15,000
Commissions	125	301
General and administrative	162,209	196,542
Product development	151,797	30,588
Investor Relations	123,266	1,785
Sales and marketing	-	4,426

TOTAL OPERATING EXPENSES	446,397	248,642

LOSS FROM OPERATIONS	(328,009)	(247,637)

OTHER EXPENSES
Accretion and interest expense	(24,469)	(132,652)
Loss on settlement of derivative	(898,138)	-
Loss on change in fair value of derivative	(297,000)	-

NET LOSS	(1,547,616)	(380,289)

For the three months ended March 31, 2020 compared to March 31, 2019

Revenues

The Company had revenues of $118,388 and $1,005 the three months ended March 31, 2020 and 2019 respectively. The increase was due to receiving a contract to develop a third party app.

Operating Expenses

The Company had operating expenses of $446,397 and $248,642 during the three months ended March 31, 2020 and 2019 respectively. The increase in operating expenses was due primarily to additional product development and investor relations as the Company prepares to launch the Fan Pass app.

Net Loss

The Company had net losses of $1,547,616 and $380,289 during the three months ended March 31, 2020 and 2019 respectively. The increase in net loss was due primarily to the increased operating expenses and increased losses related to the derivative, offset by higher revenues and lower accretion and interest expense.

Liquidity and Capital Resources

Working Capital

	March 31, 2020	December 31, 2019
	(unaudited)
Current Assets	$30,742	$71,500
Current Liabilities	9,020,075	16,041,805
Working Capital (Deficiency)	$(8,989,333)	$(15,970,305)

Current assets for the quarter ended March 31, 2020 decreased compared to December 31, 2019 primarily due to payment of a related party reveivable and amortization of prepaid expense in 2020.

Current liabilities for the quarter ended March 31, 2020 decreased compared to December 31, 2019 primarily due to the decrease in the derivative liability resulting from the reset provision shares that became issuable on March 4, 2020.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2020	March 31, 2019
Net Cash Used in Operating Activities	$(13,177)	$(159,620)
Net Cash Provided by Financing Activities	32,500	135,368
Net Increase (Decrease) in Cash	19,323	(24,252)

Net Cash Used in Operating Activities

Our cash used in operating activities was $13,177 for the three month period ended March 31, 2020 compared to $159,620 for the three month period ended March 31, 2019. Net loss was $1,547,616 and $380,289 for the three month periods ending March 31, 2020 and 2019 respectively. In 2020, adjustments to reconcile the net loss to net cash used included common stock issued for services of $90,000, loss on settlement of derivative of $898,137, and loss on change in fair value of derivative of $297,000. In 2019, adjustments to reconcile the net loss to net cash used included interest on convertible debentures and promissory note of $135,677. In 2020, changes in operating assets and liabilities included due from related party of $30,083, prepaid expenses of $30,000, accounts payable – related party of $51,412, and accounts payable and accrued expenses of $120,648. In 2019, changes in operating assets and liabilities included accounts payable and accrued expenses of $85,384.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $32,500 for the three month period ended March 31, 2020 is primarily from the issuance of Series C preferred stock sold for cash. Our cash provided by financing activities of $135,368 for the three month period ended March 31, 2019 consisted of the issuance of common stock sold for cash.

The Company derives the majority of its financing by issuing convertible notes or stock to investors. The investors have the right to convert the notes and certain preferred stock into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Securities Purchase Agreements

During the three months ended March 31, 2020, 38,000 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.87 per share for a total of $33,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at March 31, 2020. Because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium of $13,479 recorded and charged to interest expense. In addition, the Company recorded a cumulative dividend payable of $3,682 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company has a working capital deficiency of $8,989,333, has an accumulated deficit of $33,991,499 and has a stockholder’s deficit of $8,989,333 and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. During the three months ended March 31, 2020 the Company had a net loss and net cash used in operations of $1,547,616 and $13,177. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective based on the material weaknesses discussed in the Company’s Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS. – GENERALLY THE COMPANY IS AT RISK IF THE PROPER FUNDING IS NOT COMMITTED AND/OR SECURED TO FUND THE CONTINUED NEEDS OF THE COMPANY FOR OPERATIONS, DEVELOPMENT, PARTNER RELATIONSHIPS, SERVICE PROVIDERS and PUBLIC COMPANY RELATED EXPENSES.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020, the Company:

Issued 362,595 shares of common stock to two convertible note holders for partial conversion of an aggregate of $19,950 of the notes at an average price of $0.055.

Cancelled 2,000 shares of common stock valued at $500 previously issued to an investor under a securities purchase agreement and returned the $500 to the investor.

Issued 600,000 shares of common stock to a consultant in exchange for services valued at $90,000.

Recorded the obligation to issue 36,193,098 additional shares of common stock based on the first reset date of March 4, 2020 in accordance with the debt restructuring agreement.

The two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

The shares above were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the Form 10-K filing on the extended date. Under the default provision of the Series A preferred stock the interest rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company has recorded a penalty of $84,500 to increase the liability to its increased redemption value.

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

FRIENDABLE, INC.

Date: July 16, 2020	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: July 16, 2020	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)