Form 10-Q/A
period 2020-03-31
Friendable, Inc.
filed 2020-07-17
CIK 1414043

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

52,413,663 shares of common stock outstanding as of July 15, 2020.

i

EXPLANATORY NOTE

This Form 10-Q is being amended to correct a typographical error in reporting the number of outstanding common shares as of July 15, 2020. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q/A .

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

FRIENDABLE, INC.

Date: July 17, 2020	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: July 17, 2020	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)