Form 10-Q
period 2020-06-30
Friendable, Inc.
filed 2020-08-14
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

123,412,864 shares of common stock outstanding as of August 13, 2020 of which 108,267,597 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

FRIENDABLE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,228	$11,282
Accounts receivable	295	135
Prepaid expenses	128,935	30,000
Due from a related party	-	30,083

Total Current Assets	136,458	71,500

Total Assets	$136,458	$71,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,237,382	$1,997,326
Accounts payable - related party	130,762	-
Convertible debentures and convertible promissory notes, net of discounts	38,925	69,930
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 shares designated, 187,300 and 149,300 shares issued and
outstanding at June 30, 2020 and December 31,2019, including premium of $114,755 and $55,549 respectively (Liquidation value $292,835)	407,590	191,549
Derivative liabilities	5,785,000	12,778,000
Liability to be settled in common stock	1,005,000	1,005,000

Total Current Liabilities	9,604,659	16,041,805

Total Liabilities	9,604,659	16,041,805

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001, 19,668 and 19,786 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively. (Liquidation value $68,366)	2	2
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001, 118 and 0 shares issuable at June 30, 2020 and December 31, 2019, respectively.	-	-
Series B convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; 284,000 and 284,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively. (Liquidation value $284,000)	28	28
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 10,277,976 and 4,398,114 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,026	438
Common stock issuable, $0.0001 par value, 44,092,354 and 8,518,335 shares at
June 30, 2020 and December 31, 2019, respectively.	4,410	852
Additional paid-in capital	25,255,945	16,476,758
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(34,725,112)	(32,443,883)

Total Stockholders' Deficit	(9,468,201)	(15,970,305)

Total Liabilities and Stockholders' Deficit	$136,458	$71,500

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$92,891	$856	$211,279	$1,861

OPERATING EXPENSES:
App hosting	12,000	767	21,000	15,767
Commissions	309	257	434	558
General and administrative	218,848	215,965	381,057	412,507
Product development	202,515	25,000	354,312	55,588
Investor relations	13,340	942	136,606	2,727
Sales and Marketing	52,254	16,983	52,254	21,409

Total operating expenses	499,266	259,914	945,663	508,556

LOSS FROM OPERATIONS	(406,375)	(259,058)	(734,384)	(506,695)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(203,818)	(131,905)	(228,287)	(264,557)
Gain on foreign exchange	2,580	22,254	2,580	22,254
Initial derivative expense	(419,000)	-	(419,000)	-
Loss on settlement of derivative	-	-	(898,138)	-
Loss (gain) on change in fair value of derivative	293,000	-	(4,000)	-

Total other expense, net	(327,238)	(109,651)	(1,546,845)	(242,303)

NET LOSS	$(733,613)	$(368,709)	$(2,281,229)	$(748,998)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(1.20)	$(0.06)	$(2.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	52,635,758	308,518	38,424,868	308,518

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020 and 2019
(Unaudited)

											Additional	Common Stock		Total
	Series A Preferred Stock				Series B Preferred Stock		Common Stock				Paid In	Subscription	Accumulated	Stockholders'
	Shares Issued	Amount	Shares Issuable	Amount	Shares Issuable	Amount	Shares Issued	Amount	Shares Issuable	Amount	Capital	Receivable	Deficit	Equity Deficit

Balance, December 31, 2019	19,789	$2			$284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-			-	-	(2,000)	-	-	-	(500)			(500)

Conversion of Convertible notes	-	-			-	-	362,595	36	-	-	19,914			19,950

Common shares issued for services	-	-			-	-	600,000	60			89,940			90,000

Common stock issuable under debt restructuring agreement	-	-			-	-	-	-	36,193,098	3,620	8,415,518			8,419,138

Issuance of common stock previously issuable	-	-			-	-	2,575,746	258	(2,575,746)	(258)	-			-

Conversion of Series A preferred shares into common stock	(3)	-			-	-	54,076	5	-	-	(5)			-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)

Balance, March 31, 2020	19,786	$2	-	$-	284,000	$28	7,988,531	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)

Conversion of Convertible notes	-	-			-	-	2,211,445	221	-	-	56,299			56,520

Common shares issued for services	-	-			-	-	78,000	8	206,667	21	27,579			27,608

Issuance of Series A preferred shares to consultants in exchange for services	(118)	-	118	-							135,617			135,617

Common stock sold for cash									1,750,000	175	34,825			35,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(733,613)	(733,613)

Balance, June 30, 2020	19,668	$2	118	$-	284,000	$28	10,277,976	$1,026	44,092,354	$4,410	$25,255,945	$(4,500)	$(34,725,112)	$(9,468,201)

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2019 and 2018
(Unaudited)

									Additional	Common Stock		Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Paid In	Subscription	Accumulated	Stockholders'
	Shares Issued	Amount	Shares Issuable	Amount	Shares Issued	Amount	Shares Issuable	Amount	Capital	Receivable	Deficit	Equity Deficit

Balance, December 31, 2018	21,267	$2	-	$-	308,518	$31		$-	$12,027,043	$(4,500)	$(22,260,473)	$(10,237,897)

Debt forgiveness - related parties	-	-	-	-	-	-		-	1,000,000			1,000,000

Common stock sold for cash	-	-	-	-	-	-	534,000	53	135,315			135,368

Net loss	-	-	-	-	-	-	-	-	-	-	(380,289)	(380,289)

Balance, March 31, 2019	21,267	$2	-	$-	308,518	$31	534,000	$53	$13,162,358	$(4,500)	$(22,640,762)	$(9,482,818)

Common stock sold for cash	-	-	-	-	-	-	2,150,000	215	114,785			115,000

Net loss	-	-	-	-	-	-	-	-	-	-	(368,709)	(368,709)

Balance, June 30, 2019	21,267	$2	-	$-	308,518	$31	2,684,000	$268	$13,277,143	$(4,500)	$(23,009,471)	$(9,736,527)

See accompanying notes to consolidated financial statements.

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,281,229)	$(748,998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Common stock issued for services	117,608	-
Amortization of prepaid common stock for services	6,682	-
Loss on settlement of derivative	898,138	-
Loss on change in fair value of derivative	4,000	-
Initial derivative expense	419,000	-
Accrual of dividend on Preferred C stock	11,885	-
Premium and penalties on stock settled debt	171,156	-
Amortization of debt discount	28,170	264,557
Change in operating assets and liabilities:
Accounts receivable	(160)	(263)
Due from related party	30,083	-
Prepaid expenses	30,000	-
Accounts payable - related party	130,762	-
Accounts payable and accrued expenses	257,351	208,690

NET CASH USED IN OPERATING ACTIVITIES	(176,554)	(276,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible preferred Series C stock	33,000	-
Refund on canceled common stock subscription	(500)	-
Proceeds from issuance of convertible notes	105,000	-
Proceeds from sale of common stock	35,000	250,368

NET CASH PROVIDED BY FINANCING ACTIVITIES	172,500	250,368

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(4,054)	(25,646)

CASH AND CASH EQUIVALENTS - beginning of period	11,282	25,646

CASH AND CASH EQUIVALENTS - end of period	$7,228	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Derivative value recorded as debt discounts	$105,000	$-
Convertible debt converted to common stock	$59,175	$-
Common stock grants recorded as prepaid asset	$135,617	$-
Conversion of accrued interest to common stock	$17,295	$-
Reduction of derivative liability based on reset common shares issuable	$7,521,000	$-

Cash Consists of:
Cash	$7,228	$-

See accompanying notes to consolidated financial statements.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company has a working capital deficiency of $9,468,201, an accumulated deficit of $34,725,112 and has a stockholder’s deficit of $9,468,201 and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. During the six months ended June 30, 2020 the Company had a net loss and net cash used in operations of $2,281,229 and $176,554. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of June 30, 2020 and 2019. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2019 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2020.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the six months ended June 30, 2020, the Company derived revenues primarily from the development of apps for a third party, and such revenues were recognized upon completion of services.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During the six months ended June 30, 2020, the Company incurred $3,500 (June 30, 2019: $21,409) in advertising costs.

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

Derivative liabilities

The Company has a financial instrument associated with a debt restructuring agreement and conversion options embedded in convertible debt. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method in determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At June 30, 2020 and December 31, 2019, the Company did not have any allowance for doubtful accounts.

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

In the six months ended June 30, 2020 we derived 99.3% (2019: 0%) of our revenue from one client. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for the products and services of other similar clients. A loss of this client or the failure to retain similar clients could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2020, there were approximately 507,466,903 potentially dilutive shares outstanding. Potential dilutive shares:

60,908	Warrants outstanding
7,385,124	Common shares issuable upon conversion of convertible debt
489,332,970	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
9,551,901	Total shares issuable upon conversion of Preferred Series C shares
507,466,903

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As of June 30, 2020 the Company has no lease obligations.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2020, the Company incurred $210,625 (2019: $229,600) in salaries and payroll taxes to officers, directors, and other related employees with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2020, the Company incurred $21,000, $330,000, and $30,000 (2019: $15,767, $55,000, and $30,000) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of June 30, 2020, the Company had a stock subscription receivable totaling $4,500 (December 31, 2019: $4,500) from an officer and director and from a company with an officer and director in common.

As of June 30, 2020, accounts payable includes $130,762 (December 31, 2019: receivable of $30,083) due to a company with two officers and directors in common, and $988,416 (December 31, 2019: $783,416) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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
June 30, 2020 and 2019
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

The Company adjusts its derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

	November 5,	December	June
	2019	31, 2019	30, 2020
Volatility	617%	738.1%	293.6%
Risk Free Rate	1.59%	1.6%	.13%
Expected Term	0.66	0.5	0.01

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liabilities

The Company accounts for its obligation to issue common stock (“Reset Provision”) as derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” which are reflected as liabilities at fair value on the consolidated balance sheet, with changes in fair value reported in the consolidated statement of operations. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The number of shares of common stock the Company could be obligated to issue, is based on future trading prices of the Company’s common stock. To reflect this uncertainty in estimating the fair value of the potential obligation to issue common stock, the Company uses a Monte Carlo model that considers the reporting date trading price, historical volatility of the Company’s common stock, and risk free rate in estimating the fair value of the potential obligation to issue common stock. The results of the Monte Carlo simulation model are most sensitive to inputs for expected volatility. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The estimated fair values may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2020, the fair value of the Company’s potential obligation to issue common stock was $5,313,000.

The following is a summary of activity related to the reset provision derivative liability for the six months ended June 30, 2020:

Balance, December 31, 2019	$12,778,000
Record obligation to issue additional shares	(7,521,000)
Change in fair value	56,000
Balance, June 30, 2020	$5,313,000

5. PROMISSORY NOTES AND CONVERTIBLE PROMISSORY NOTES

JP Carey Convertible Note dated March 30, 2017 and assignments

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
June 30, 2020 and 2019
(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

During the six months ended June 30, 2020:

The Company incurred $11,517 in interest related to the note through June 30, 2020.

J.P. Carey converted $30,929 of principal and $18,021 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the six months ended June 30, 2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of June 30, 2020 the assigned note had a principal balance of $10,755 and an interest balance of $414.

At June 30, 2020, the J.P. Carey note principal balance was $0 and accrued interest was $45,477.

The accrued interest has been accounted for as a derivative liability due to the variable conversion price.

Green Coast Capital International Securities Purchase Agreement and Convertible Note dated April 8, 2020

On April 8, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $150,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The 20% pays out two times the initial investment and continues at 5% for a period of five years.

On April 8, 2020 the Company issued a 0% note to Green Coast under this SPA with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.02 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $228,000, resulting in derivative expense of $193,000 and a discount against the note of $35,000 to be amortized into interest expense through the maturity date. During the six months ended June 30, 2020, the Company amortized $16,208 of the discount. As of June 30, 2020, and the note is carried at $16,208, net of an unamortized discount of $18,792.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $736 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At June 30, 2020, the Green Coast note principal balance was $35,000 and accrued interest was $736.

JP Carey Securities Purchase Agreement and Convertible Note dated May 20, 2020

On May 20, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $60,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The 20% pays out two times the initial investment and continues at 5% for a period of five years.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

On May 20, 2020 the Company issued a 0% note to JP Carey under this SPA with a maturity date of January 1, 2021 and received $60,000 in cash in three closings; $30,000 on April 9, 2020, $15,000 on May 13, 2020, and $15,000 on May 20,2020. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.02 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 to be amortized into interest expense through the maturity date. During the six months ended June 30, 2020, the Company amortized $11,114 of the discount. As of June 30, 2020, and the note is carried at $11,114, net of an unamortized discount of $48,886.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $1,262 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At June 30, 2020, the JP Carey note principal balance was $60,000 and accrued interest was $1,262.

JP Carey Convertible Note dated June 11, 2020

On June 11, 2020, the issued a 0% note to JP Carey with a maturity date of January 15, 2021 and received $10,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.01 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 to be amortized into interest expense through the maturity date. During the six months ended June 30, 2020, the Company amortized $848 of the discount. As of June 30, 2020, and the note is carried at $848, net of an unamortized discount of $9,152.

At June 30, 2020, the JP Carey note principal balance was $10,000 and accrued interest was $0.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. During the six months end June 30, 2020, the Company estimate the fair value of the conversion options at the date of issuance, and at June 30, 2020, using Monte Carlo simulations and the following range of assumptions:

Volatility	167.83 – 355.11%
Risk Free Rate	0.14% - 0.24%
Expected Term	0.25 – 0.62

The following is a summary of activity related to the embedded conversion options derivative liabilities for the six months ended June 30, 2020.

Balance, December 31, 2019	$-
Initial derivative liabilities charged to operations	419,000
Initial derivative liabilities recorded as debt discount	105,000
Change in fair value expense (income)	(52,000)
Balance, June 30, 2020	$472,000

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s significant contractual obligations as of June 30, 2020:

Employment Agreements (1)	$400,000
Lawsuit Contingency (2)	$1,005,000

(1)	Employment agreements with related parties.

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

On September 19, 2019, the Company entered into a Settlement Agreement with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. As of the date of filing of this report the cash amount has not been paid and the preferred shares have not been returned. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement as amended entered into with various debt holders on March 26, 2019 effective November 5, 2019. The Company has determined that a total of 4,275,000 additional shares would be issuable on the first “reset” date of March 4, 2020 based on a share price of $0.20 on that date and a total of 7,537,500 additional shares would be issuable on the second “reset” date of July 2, 2020 based on a shares price of $0.08 on that date for a total of 12,562,500 shares. Integrity will also be entitled to a “true-up” by issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1. The true-up shares will adjust the value of the aggregate shares issued to be $750,000 on the date of issuance. As of June 30, 2020, no shares have been issued nor cash paid as the shares due are reflected as the $1,005,000 liability until the final July 2, 2020 reset date. As of June 30, 2020, the Company has a provision for settlement of lawsuit balance of $1,035,000 with $1,005,000 ($750,000 plus a premium of $255,000) recorded as a liability payable in common stock in accordance with ASC 480 and $30,000 as an accrued liability.

COVID-19 Disclosure

The coronavirus pandemic could adversely impact our operations, supply chains and distribution systems and demand for our products and services. The coronavirus pandemic could adversely impact our ability to raise capital.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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

Agreed to issue 5,902,589 shares as a preliminary settlement of approximately $6.3 million of convertible debt (See note 4)

During the six months ended June 30, 2020, the Company:

Issued 2,574,040 shares of common stock to two convertible note holders for partial conversion of an aggregate of $76,470 of the notes and accrued interest at an average price of $0.03.

Cancelled 2,000 shares of common stock valued at $500 previously issued to an investor under a securities purchase agreement and returned the $500 to the investor.

Granted 884,667 shares of common stock to consultants in exchange for services valued at $117,608 based on the quoted trading price of the Company’s common stock on the grant dates. At June 30, 2020 206,667 shares remain issuable.

Recorded the obligation to issue 36,193,098 additional shares of common stock based on the first reset date of March 4, 2020 in accordance with the debt restructuring agreement. (See note 4)

The two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock to transfer 43,811 of these shares to investors who were owed shares of common stock under a “founders match” provision in security purchase agreements. (see above)

Sold $1,750,000 shares of common stock in exchange for $35,000.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

7. COMMON AND PREFERRED STOCK (CONTINUED)

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

During the year ended December 31, 2019, 588 shares of Series A preferred stock were converted to common stock by two related parties who donated them to the Diocese of Monterey. In addition, 890 Series A shares were converted into 2,018,746 common shares by parties related to the two directors. The 2,018,746 common shares were issuable as of December 31, 2019 and were subsequently issued during the six months ended June 30, 2020.

During the six months ended June 30, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and amortized $6,682 as sales and marketing expense as of June 30, 2020. Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, will return an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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

As of June 30, 2020, the Company has revalued the shares and premiums at the stated value of $1.50 per share in accordance with the events discussed below. On May 29, 2020 the Company defaulted on the shares by being late with the filing of the Form 10-K, thereby increasing the dividend rate to 22% and the stated value to $1.50 per share. During the three months ended March 31, 2020, 38,000 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.87 per share for a total of $33,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at June 30, 2020.

Because Series C preferred shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a total premium of $114,755 recorded as of June 30, 2020. In addition, the Company recorded a cumulative dividend payable of $11,885 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value. Together with the 2019 issuances and adjustments, the total amount is reflected at $407,590 at June 30, 2020.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

8. SHARE PURCHASE WARRANTS

Activity in 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life
Balance, December 31, 2018	60,908	72.00
Balance, December 31, 2019	60,908	72.00
Balance, June 30, 2020	60,908	72.00	1.3

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

There are 7 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period. The Board may award options that may vest based upon the achievement of certain performance milestones. As of June 30, 2020, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of the common stock of 1 for 18,000 (Note 1) which eliminated all the options which were previously outstanding.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited)

10. FAIR VALUE MEASUREMENTS (CONTINUED)

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

As of June 30, 2020 there was a derivative measured at fair value on a recurring basis (see note 4) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value
June 30, 2020
	Level 1	Level 2	Level 3	Total
Reset provision derivative liability			5,313,000	5,313,000
Embedded conversion of options derivative liabilities			472,000	472,000
Total			5,785,000	5,785,000

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company recorded the obligation to issue 63,275,243 additional shares of common stock based on the second reset date of July 2, 2020 in accordance with the debt restructuring agreement. (See note 4)

Subsequent to June 30, 2020, the Company granted 4,150,000 shares of common stock to various performing artists, their agents and certain industry related partners, valued at $440,930 based on the closing market price at the time of issuance. The shares were granted as follows: 500,000 shares on July 1, 2020, 200,000 shares on July 15, 2020, and 3,450,000 shares on July 21, 2020. As of the date of this report, 900,000 of these shares remain issuable. The grants were in accordance with Fan Pass Channel Development, exclusive content acquisition, marketing deliverables and Live Performance commitments to the Fan Pass platform, all covered in the Company's "Artist Agreements" and signed by and between the Company and the artists/agents. The agreements also provide for additional performance based compensation in the form of revenue sharing with each the artist, in the form separately ticketed event revenue, subscription fees/revenue, and a percentage of merchandise sales, sold by the Fan Pass merchandise store, related to each artist or their likeness. The artists are entitled to 100% of live event ticketing revenue less direct costs incurred by the Company. The artists will also receive 40% of the net subscriber revenue generated by tracking and reporting on all content views, within an "Artist Channel" or directly tied to the artist specific content only, displayed and offered on the Fan Pass platform, mobile app or desktop. In addition, channel artists typically receive 45% of net merchandise sales generated through and on the Fan Pass platform but percentage of merchandise split may vary based on the number of fans, social followers or overall status of certain artists or performers. The subscription and merchandise arrangements will continue past the live performance dates as long the artist/performer has an active channel on the app.

On July 17, 2020, the Company issued 483,488 shares of common stock to the holder of the Preferred C stock on conversion of 13,500 shares of Preferred C stock at a price per common share of $0.043 and a debt total of $20,790. The conversion price was determined based on the default stated value of $1.50 plus accrued dividends and a discount to market price of 29%.

On July 23, 2020, the Company issued 433,803 shares of common stock to the holder of the Preferred C stock on conversion of 12,000 shares of Preferred C stock at a price per common share of $0.0426 and a debt total of $18,480. The conversion price was determined based on the default stated value of $1.50 plus accrued dividends and a discount to market price of 29%.

On July 30, 2020, the Company issued 700,000 shares of common stock to the holder of the Preferred C stock on conversion of 12,000 shares of Preferred C stock at a price per common share of $0.0264 and a debt total of $18,480. The conversion price was determined based on the default stated value of $1.50 plus accrued dividends and a discount to market price of 29%.

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

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying unaudited consolidated financial statements and footnotes and throughout this form 10-Q has been retroactively adjusted for the effects of the reverse split for all periods presented.

Who We Are

About Friendable, Inc.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications:

The Friendable and Fan Pass Mobile Applications.

The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company has moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where "Everything starts with Friendship"…meet, chat & date.

Fan Pass is the Company's most recent or second app/brand, scheduled for release in 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist's fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

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

Mobile, Social and Live Video Streaming Applications

fan pass revenue

How it works:

- If 1%of the social followers were to subscribe, that would be 300,000 subscribers
- Fan Pass Subscriptions are $2.99 per month all-access or $12.99 single PPV event
- An average of $5, would be $1.5M gross revenue, and a run rate of $600K per month in recurring revenue (before drop-off)
- The Fan Pass Revenue pool will consist of the Gross revenue that is actually received by the company, after all fees (Vimeo OTT, processing fees, etc)
- Live events
- Existing fan marketing

Initial Launch Pricing and Revenue Stream

$2.99 / month

All Access to Fan Pass celebrity artist live and on-demand events

$12.99 one-time

Access to a single PPV artist event, live and replays on-demand for a year.

Merchandise

t-shirts, hats, tickets, etc.

$4.49 content upgrades

Comic Con, local artists/ musicians, etc.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$92,891	$856	$211,279	$1,861

OPERATING EXPENSES:
App hosting	12,000	767	21,000	15,767
Commissions	309	257	434	558
General and administrative	218,848	215,965	381,057	412,507
Product development	202,515	25,000	354,312	55,588
Investor relations	13,340	942	136,606	2,727
Sales and Marketing	52,254	16,983	52,254	21,409

Total operating expenses	499,266	259,914	945,663	508,556

LOSS FROM OPERATIONS	(406,375)	(259,058)	(734,384)	(506,695)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(203,818)	(131,905)	(228,287)	(264,557)
Gain on foreign exchange	2,580	22,254	2,580	22,254
Loss on derivative	(419,000)	-	(419,000)	-
Loss on Settlement of Derivative	-	-	(898,138)	-
Loss on change in fair value of derivative	293,000	-	(4,000)	-

Total other expense, net	(327,238)	(109,651)	(1,546,845)	(242,303)

NET LOSS	$(733,613)	$(368,709)	$(2,281,229)	$(748,998)

For the three months ended June 30, 2020 compared to June 30, 2019

Revenues

The Company had revenues of $92,981 and $856 for the three months ended June 30, 2020 and 2019 respectively. The increase was due to receiving a contract to develop a third-party app.

Operating Expenses

The Company had operating expenses of $499,266 and $259,914 for the three months ended June 30, 2020 and 2019 respectively. The increase in operating expenses was due primarily to additional product development, investor relations and sales and marketing expenses as the Company prepares to launch the Fan Pass app.

Other Income and Expense

The Company had other expense of $327,238 and $109,651 for the three months ended June 30, 2020 and 2019 respectively. The increase in other expense was due primarily to initial derivative expense, offset by a gain on change in fair value of derivative.

Net Loss

The Company had net losses of $733,613 and $368,709 for the three months ended June 30, 2020 and 2019 respectively. The increase in net loss was due primarily to the increased operating expenses and increased losses related to the derivative, offset by higher revenues.

For the six months ended June 30, 2020 compared to June 30, 2019

Revenues

The Company had revenues of $211,279 and $1,861 for the six months ended June 30, 2020 and 2019 respectively. The increase was due to receiving a contract to develop a third-party app.

Operating Expenses

The Company had operating expenses of $945,663 and $508,556 for the six months ended June 30, 2020 and 2019 respectively. The increase in operating expenses was due primarily to additional product development, investor relations and sales and marketing expenses as the Company prepares to launch the Fan Pass app.

Other Income and Expense

The Company had other expense of $1,546,845 and $242,303 for the six months ended June 30, 2020 and 2019 respectively. The increase in other expense was due primarily due to initial derivative expense and loss on settlement of derivative.

Net Loss

The Company had net losses of $2,281,229 and $748,998 for the six months ended June 30, 2020 and 2019 respectively. The increase in net loss was due primarily to the increased operating expenses and increased losses related to the derivative, offset by higher revenues.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	December 31, 2019
	(unaudited)
Current Assets	$136,458	$71,500
Current Liabilities	9,604,659	16,041,805
Working Capital (Deficiency)	$(9,468,201)	$(15,970,305)

Current assets for the quarter ended June 30, 2020 increased compared to December 31, 2019 primarily due to higher prepaid expenses offset by payment of a related party receivable in 2020.

Current liabilities for the quarter ended June 30, 2020 decreased compared to December 31, 2019 primarily due to the decrease in the derivative liability resulting from the reset provision shares that became issuable on March 4, 2020.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2020	June 30, 2019
Net Cash Used in Operating Activities	$(176,554)	$(276,014)
Net Cash Provided by Financing Activities	172,500	250,368
Net Increase (Decrease) in Cash	(4,054)	(25,646)

Net Cash Used in Operating Activities

Our cash used in operating activities was $176,554 for the six month period ended June 30, 2020 compared to $276,014 for the six month period ended June 30, 2019. Net loss was $2,281,229 and $748,998 for the six month periods ending June 30, 2020 and 2019 respectively. In 2020, adjustments to reconcile the net loss to net cash used included common stock issued for services of $117,608, amortization of prepaid common stock of $6,682, loss on settlement of derivative of $898,137, premium on stock settled debt of $171,156, and loss on initial derivative of $419,000. In 2019, adjustments to reconcile the net loss to net cash used included interest on convertible debentures and promissory note of $264,557. In 2020, changes in operating assets and liabilities included due from related party of $30,083, prepaid expenses of $30,000, accounts payable – related party of $130,762, and accounts payable and accrued expenses of $257,352. In 2019, changes in operating assets and liabilities included accounts payable and accrued expenses of $208,690.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $172,500 for the six month period ended June 30, 2020 included the issuance of Series C preferred stock sold for cash of $33,000, proceeds from the issuance of convertible notes of $105,000, and common stock sold for cash of $35,000. Our cash provided by financing activities of $250,368 for the six month period ended June 30, 2019 consisted of the issuance of common stock sold for cash.

The Company derives the majority of its financing by issuing convertible notes or stock to investors. The investors have the right to convert the notes and certain preferred stock into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Series C Preferred Stock Purchase Agreement

During the six months ended June 30, 2020, 38,000 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.87 per share for a total of $33,000. Due to the mandatory redemption feature, these shares are reflected as a current liability at June 30, 2020. Because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium of $15,521 recorded and charged to interest expense. In addition, the Company recorded a cumulative dividend payable of $3,682 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value.

Green Coast Capital International Securities Purchase Agreement and Convertible Note dated April 8, 2020

On April 8, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $150,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The 20% pays out two times the initial investment and continues at 5% for a period of five years.

On April 8, 2020 the Company issued a 0% note to Green Coast under this SPA with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.02 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore the embedded conversion option is bifurcated and treated as a derivative liability.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $736 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At June 30, 2020, the Green Coast note principal balance was $35,000 and accrued interest was $736.

JP Carey Securities Purchase Agreement and Convertible Note dated May 20, 2020

On May 20, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $60,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The 20% pays out two times the initial investment and continues at 5% for a period of five years.

On May, 2020 the Company issued a 0% note to JP Carey under this SPA with a maturity date of January 1, 2021 and received $60,000 in cash in three closings; $30,000 on April 9, 2020, $15,000 on May 13, 2020, and $15,000 on May 20,2020. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.02 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore the embedded conversion option is bifurcated and treated as a derivative liability.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $1,262 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At June 30, 2020, the JP Carey note principal balance was $60,000 and accrued interest was $1,262.

JP Carey Convertible Note dated June 11, 2020

On June 11, 2020, the issued a 0% note to JP Carey with a maturity date of January 15, 2021 and received $10,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the $0.01 as quoted on the exchange where the stock is traded. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability.

At June 30, 2020, the JP Carey note principal balance was $10,000 and accrued interest was $0.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company has a working capital deficiency of $9,468,201, has an accumulated deficit of $34,725,112 and has a stockholder’s deficit of $9,468,201and its operations continue to be funded primarily from sales of its stock and issuance of convertible debentures. During the six months ended June 30, 2020 the Company had a net loss and net cash used in operations of $2,281,229 and $176,554. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2020, the Company:

Issued 2,211,445 shares of common stock to two convertible note holders for partial conversion of an aggregate of $56,520 of the notes at an average price of $0.0256.

Issued 284,667 shares of common stock to consultants in exchange for services valued at $27,608.

Agreed to issue 118 shares of Series A preferred stock to a service provider valued at $135,617.

Sold $1,750,000 shares of common stock in exchange for $35,000.

The shares above were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the Form 10-K filing on the extended date. Under the default provision of the Series A preferred stock the interest rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company also defaulted on two convertible notes, one dated April 8, 2020 in the amount of $35,000 and another one dated May 20, 2020 in the amount of $60,000 causing the interest rate to increase from 0% to 24%.

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

FRIENDABLE, INC.

Date: August 14, 2020	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Frank Garcia
Name: Frank Garcia
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)