Form 10-Q
period 2020-09-30
Friendable, Inc.
filed 2020-11-25
CIK 1414043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

132,663,982 shares of common stock outstanding as of November 23, 2020 of which 106,558,432 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

FRIENDABLE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,851	$11,282
Accounts receivable	147	135
Prepaid expense	106,167	30,000
Due from a related party	-	30,083

Total Current Assets	115,165	71,500

Total Assets	$115,165	$71,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,389,774	$1,997,326
Accounts payable - related party	141,803	-
Short term loans	61,000	-
Convertible debentures and convertible promissory notes, net of discounts	55,850	69,930
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 shares designated, 124,800 and 149,300 shares issued and outstanding at September 30,2020
and December 31,2019, including premium of $76,462 and $55,549 respectively (Liquidation value $208,867)	285,329	191,549
Derivative liabilities	209,000	12,778,000
Liability to be settled in common stock	988,375	1,005,000

Total Current Liabilities	4,131,131	16,041,805

Total Liabilities	4,131,131	16,041,805

Commitments and contingencies (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001, 19,786 and 19,789 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	2	2

Series B convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; 284,000 and 284,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.(Liquidation value $284,000)	28	28
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 21,218,432 and 4,398,114 shares issued and outstanding at September 30, 2020 and December 31,2019, respectively	2,122	438
Common stock issuable, $0.0001 par value, 106,558,432 and 8,518,335 shares at September 30, 2020 and December 31, 2019, respectively	10,655	852
Additional paid-in capital	30,909,397	16,476,758
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(34,933,670)	(32,443,883)

Total Stockholders' Deficit	(4,015,966)	(15,970,305)

Total Liabilities and Stockholders' Deficit	$115,165	$71,500

See accompanying notes to consolidated financial statements

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$111,392	$118,801	$322,671	$120,662

OPERATING EXPENSES:
App hosting	12,000	2,301	33,000	18,068
Commissions	191	61	625	619
General and administrative	224,401	187,352	605,458	577,605
Product development and launch	105,790	100,500	460,102	156,088
Artists' performance fees	425,058	-	425,058	-
Artists' revenue share	402	-	402	-
Investor relations	3,921	-	140,527	-
Sales and Marketing	30,081	28,788	82,335	52,924

Total operating expenses	801,844	319,002	1,747,507	805,304

LOSS FROM OPERATIONS	(690,452)	(200,201)	(1,424,836)	(684,642)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(38,423)	(189,117)	(266,710)	(453,674)
Provision for settlement of lawsuit	-	(780,000)	-	(780,000)
Gain on foreign exchange	-	-	2,580	-
Initial derivative expense	-	-	(419,000)	-
Gain (loss) on settlement of derivative	257,317	-	(640,821)	-
Gain on change in fair value of derivative	263,000	-	259,000	-
Total other income (expense), net	481,894	(969,117)	(1,064,951)	(1,233,674)

NET LOSS	$(208,558)	$(1,169,318)	$(2,489,787)	$(1,918,316)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.002)	$(3.72)	$(0.04)	$(6.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	121,819,362	314,726	66,468,267	314,726

See accompanying notes to consolidated financial statements

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30,2020
(Unaudited)
	Series A Preferred Stock				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Shareholders'
	Issued	Amount	Issuable	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Equity Deficit
Balance, December 31, 2019	19,789	$2	-	$-	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)
Common shares cancelled	-	-	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of Convertible notes	-	-	-	-	-	-	362,595	36	-	-	19,914	-	-	19,950

Common shares issued for services	-	-	-	-	-	-	600,000	60	-	-	89,940	-	-	90,000

Common stock issuable under debt
restructuring agreement	-	-	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Issuance of common stock
previously issuable	-	-	-	-	-	-	2,575,746	258	(2,575,746)	(258)	-	-	-	-

Conversion of Series A preferred
into common stock	(3)	-	-	-	-	-	54,076	5	-	-	(5)	-	-	-

Net loss		-	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)
Balance, March 31,2020	19,786	$2	-	$-	284,000	$28	7,988,531	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)
Conversion of convertible notes	-	-	-	-	-	-	2,211,445	221	-	-	56,299	-	-	56,520

Common shares issued for services	-	-	-	-	-	-	78,000	8	206,667	21	27,579	-	-	27,608

Series A preferred shares issuable
to talent agents in exchange for services	-	-	118	-	-	-	-	-	-	-	135,617	-	-	135,617

Return of Series A preferred shares
to treasury	(118)	-	-		-	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	-	-	-	-	1,750,000	175	34,825	-	-	35,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(733,613)	(733,613)

Balance, June 30,2020	19,668	$2	118	$-	284,000	$28	10,277,976	$1,026	44,092,354	$4,410	$25,255,945	$(4,500)	$(34,725,112)	$(9,468,201)
Common stock issuable under debt
restructuring agreement	-	-	-	-	-	-	-	-	63,275,243	6,328	5,049,356	-	-	5,055,684

Common shares issuable for stock
issued for cash	-	-	-	-	-	-	-	-	500,000	50	24,950	-	-	25,000

Common shares issued for services	-	-	-	-	-	-	5,058,333	506	-	-	427,936	-	-	428,442

Common shares issued towards
settlement of lawsuit	-	-	-	-	-	-	750,000	75	-	-	16,550	-	-	16,625

Common shares issued on conversion of
Series C preferred	-	-	-	-	-	-	3,822,958	383	-	-	134,660	-	-	135,043

Reclassification of common stock
previously issuable	-	-	-	-	-	-	1,309,165	132	(1,309,165)	(132)	-	-	-	-

Reclassifcation of Series A Preferred
previously issuable	118	-	(118)	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(208,558)	(208,558)
Balance, September 30,2020	19,786	$2	0	$-	284,000	$28	21,218,432	$2,122	106,558,432	$10,656	$30,909,397	$(4,500)	$(34,933,670)	$(4,015,965)
See accompanying notes to consolidated financial statements

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30,2019
(Unaudited)
	Series A Preferred Stock				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Shareholders'
	Issued	Amount	Issuable	Amount	Issuable	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Equity Deficit
Balance, December 31,2018	21,267	$2	-	$-	21,267	$2	314,726	$31	-	$-	$12,027,043	$(4,500)	$(22,260,473)	$(10,237,897)

Debt forgiveness - related
parties	-	-	-	-	-	-	-	-	-	-	1,000,000	-	-	1,000,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(380,289)	(380,289)
Balance, March 31,2019	21,267	$2	-	-	21,267	2	314,726	$31	-	$-	$13,027,043	$(4,500)	$(22,640,762)	$(9,618,186)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(368,709)	(368,709)
Balance, June 30,2019	21,267	$2	-	$-	21,267	$2	314,726	$31	0	$-	$13,027,043	$(4,500)	$(23,009,471)	$(9,986,895)

Common stock subscriptions
received	-	-	-	-	-	-	-	-	-	-	-	325,368	-	325,368

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,169,318)	(1,169,318)
Balance, September 30,2019	21,267	$2			21,267	$2	314,726	$31	0	$-	$13,027,043	$320,868	$(24,178,789)	$(10,830,845)
See accompanying notes to consolidated financial statements

FRIENDABLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,489,787)	$(1,918,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	575,500	-
Amortization of debt discount	45,095	-
Loss on settlement of derivative	640,822	-
Initial derivative expense	419,000	-
Gain on change in fair value of derivative	(259,000)	-
Accrual of dividend on Preferred C Stock	24,666	-
Premium and penalties on stock settled debt	171,156	-
Interest on convertible debentures and promissory note	-	453,674
Provision for settlement of lawsuit	-	780,000
Change in operating assets and liabilities:
Accounts receivable	(12)	-
Due from related party	30,083	-
Prepaid expenses	30,000	-
Accounts payable - related party	141,803	-
Accounts payable and accrued expenses	409,743	333,707
NET CASH USED IN OPERATING ACTIVITIES	(260,931)	(350,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procceds from sale of convertible preferred Series C stock	33,000	-
Refund on canceled common stock subscription	(500)	-
Proceeds from issuance of convertible notes	105,000	-
Procceds from short-term loans	61,000	-
Proceeds from sale of common stock	60,000	325,368
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,500	325,368

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,431)	(25,567)

CASH AND CASH EQUIVALENTS - beginning of period	11,282	25,646

CASH AND CASH EQUIVALENTS - end of period	$8,851	$79

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of accrued interest to common stock	$17,295	$-
Conversion of convertible notes to common stock	$59,175	$-
Premiums on Series C redeemable preferred shares	$135,042	$-
Series A shares granted for fees and recorded as prepaid asset	$ 135,617	$ -
Reduction of liability to be settled with common stock	$16,625	$-
Recording of debt discount from derivatives on convertible debt	$105,000	$-
Reduction of derivative liability based on reset common shares issuable	$13,474,521	$-

Cash consists of :
Cash	$8,851	$79

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

1. NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass Inc.

Fan Pass is the Company’s most recent or second app/brand, released in July, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

Presently, until our apps gain greater adoption from paying subscribers through increased awareness, coupled with additional compelling and exclusive digital content to produce higher revenue levels, the Company has largely supported its operations through the sale of its software services, and specifically its app development services, under a contractual relationship since inception with a third party. The Company’s plan, in due course, is to replace revenue from third party app development services with revenue from its own Friendable and Fan Pass apps, which have various revenue streams currently being tested for long term and/or recurring monthly viability.

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying unaudited consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has a working capital deficiency of $4,015,966, an accumulated deficit of $34,933,670 and has a stockholder’s deficit of $4,015,966 and its operations continue to be funded primarily from sales of its stock, the issuance of convertible debentures and short-term loans. During the nine months ended September 30, 2020 the Company had a net loss and net cash used in operations of $2,489,787 and $ 260,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of September 30, 2020 and 2019. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2019 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission June 29, 2020.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the nine months ended September 30, 2020, the Company derived revenues primarily from the development of apps for a third party of $319,331, and such revenues were recognized upon completion of services, and secondarily revenue from the Friendable and Fan Pass apps totaling $3,340.

Sales and Marketing Costs

The Company’s policy regarding sales and marketing costs is to expense such costs when incurred. During the nine months ended September 30, 2020, the Company incurred $82,335 (September 30, 2019: $52,924) in sales and marketing costs.

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
September 30, 2020 and 2019
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

Stock-based Compensation

During 2018 the Company recorded stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In 2019 the Company adopted ASU 2018-07 which expands the measurement requirements to non-employees.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At September 30, 2020 and December 31, 2019, the Company did not have any allowance for doubtful accounts.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, convertible debentures, stock settled debt, derivatives, mandatorily redeemable Series C Preferred stock and promissory notes. The fair values of these financial instruments approximate their carrying value, due to their short-term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Concentrations

We have substantial client concentration, with one client accounting for a substantial portion of our revenues.

In the nine months ended September 30, 2020 and 2019 we derived 99% of our revenue from one client. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for the products and services of other similar clients. A loss of this client or the failure to retain similar clients could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2020, there were approximately 1,180,528,592 potentially dilutive shares outstanding, as follows.

Potential dilutive shares

60,908		Warrants outstanding
14,313,505	==	Common shares issuable upon conversion of convertible debt
1,149,991,726		Total shares issuable upon conversion of Preferred Series A shares
1,136,000		Total shares issuable upon conversion of Preferred Series B shares
15,026,403		Total shares issuable upon conversion of Preferred Series C shares
1,180,528,592

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As of September 30, 2020 the Company has no lease obligations.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2020, the Company incurred $369,558 (2019: $344.434) in salaries and payroll taxes to officers, directors, and other related employees with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2020, the Company incurred $33,000, $332,834, and $45,000 (2019: $18,068, $156,088, and $43,883) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, product development and general and administrative expenses.

As of September 30, 2020, the Company had a stock subscription receivable totaling $4,500 (December 31, 2019: $4,500) from an officer and director and from a company with an officer and director in common.

As of September 30, 2020, accounts payable, related party includes $141,803 (December 31, 2019: due from related party of $30,083) due to a company with two officers and directors in common, and $1,081,749 (December 31, 2019: $783,416) payable in salaries to directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

4. CONVERTIBLE DEBENTURES

On March 26, 2019 the Company entered into a Debt Restructuring Agreement (the “Agreement”) with Robert A. Rositano Jr. (“Robert Rositano”), Dean Rositano (“Dean Rositano”), Frank Garcia (“Garcia”), Checkmate Mobile, Inc. (“Checkmate”), Alpha Capital Anstalt (“Alpha”), Coventry Enterprises, LLC (“Coventry”), Palladium Capital Advisors, LLC (“Palladium”), EMA Financial, LLC (“EMA”), Michael Finkelstein (“Finkelstein”), and Barbara R. Mittman (“Mittman”), each being a debt holder of the Company at that date. Subsequent to March 26, 2019 Alpha sold all of its convertible debenture to Ellis International LP (“Ellis”).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

The debt holders agreed to convert their debt of approximately $6.3 million and accrued interest of approximately $1.8 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement. Accordingly, the 5,902,589 common shares due were recorded as issuable in equity.

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

The Company determined that the reset provision represented a standalone derivative liability. Accordingly, this debt restructure transaction was accounted for in 2019 as an extinguishment of debt for consideration equal to the $2,384,646 fair value of the 5,902,589 common shares issuable, based on the $0.404 quoted trading price of the Company’s common stock price on the settlement date, and the initial fair value of the derivative liability of $12,653,000 resulting in a loss on debt extinguishment of $6,954,920.

The Company adjusted this derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

	November 5,	December	June
	2019	31, 2019	30, 2020
Volatility	617%	738.1%	293.6%
Risk Free Rate	1.59%	1.6%	.13%
Expected Term	0.66	0.5	0.01

Because the second (and final) reset date of July 2, 2020 determined that the total common shares issuable to fully settle this debt amounted to 105,370,930 a derivative liability no longer exists and the Company recognized a final gain on settlement on July 2, 2020 of $257,316.

On September 21, 2020, Ellis International LP (as successor to Alpha Capital Anstalt) submitted a request to drawdown and, on September 29, 2020, was issued 687,355 common shares against its entitlement above and reclassified from issuable shares in the accompanying balance sheet and statement of changes in stockholder equity.

Subsequent to September 30, 2020, on November 9, 2020, Coventry Enterprises requested and was issued 915,000 common shares and on November 23, 2020 Barbara Mittman requested and was issued 1,262,783 against their respective entitlement under the debt settlement agreement, which was reclassified from issuable shares.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
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

The following is a summary of activity related to the reset provision derivative liability for the nine months ended September 30, 2020:

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at September 30, 2020	$-

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at September 30,2020:

	Issuance:	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued Interest
J.P. Carey Inc.	March 30,2017	-	$48,228	$48,228
J.P. Carey Inc	May 20,2020	$60,000	4,892	64,892
J.P. Carey Inc	June 11,2020	10,000	-	10,000
Green Coast Capital
International	April 6,2020	10,755	631	11,386
Green Coast Capital
International	April 8,2020	35,000	2,853	37,853
Total		$115,755	$56,604	$172,359
Less: Discount		(59,905)
Net carrying value September 30, 2020		$55,850

The derivative fair value of the above at September 30,2020 is $209,000.

Further information concerning the above Notes is as follows:

JP Carey Convertible Note dated March 30, 2017 and assignments

On April 7, 2017, the Company entered into a Settlement Agreement with Joseph Canouse (the “Agreement”). The Company and Mr. Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed in April 2014. In December 2016, Mr. Canouse obtained a judgment in state court in Georgia and the right to garnish the Company’s bank accounts. Pursuant to the Settlement Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 (the “Note”). The Note was issued to J.P. Carey LLC an entity controlled by Mr. Canouse. Although the Note is dated March 30, 2017, it was issued on April 7, 2017. The note maturity date was September 30, 2017. In return for the issuance of the Note, Mr. Canouse filed a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the lower of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, which was $20.00 per share, and (ii) 50% of the lowest sale price for the common stock during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. Mr. Canouse does not have the right to convert the Note, to the extent that he would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date of September 30, 2017 and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note becomes immediately due and payable. The Company defaulted by not paying the principal and interest on September 30, 2017 and has been recording interest at the 24% default rate. The Company also defaulted by being late with filing the Form 10-K on May 29, 2020.

During the year ended December 31, 2019, J.P. Carey converted $1,002 of principal into 120,000 shares of the Company’s common stock at a price of $0.0084 and J.P. Carey assigned $10,000 of the note to World Market Ventures, LLC and assigned $6,000 of the note to Anvil Financial Management Ltd LLC. The assignments carry the same conversion rights as the original note. World Market Ventures converted $6,000 of principal into 120,000 shares of the Company’s common stock at a price of $0.05. Anvil converted $6,000 of principal into 120,000 shares of the Company’s common stock at a price of $0.05.

At December 31, 2019, the J.P. Carey note balance including accrued interest of $51,980 was $121,910, including the portion assigned to World Market Ventures of $4,000.

During the nine months ended September 30, 2020:

 J.P. Carey converted $30,929 of principal and $18,021 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the nine months ended September 30, 2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of September 30, 2020 the assigned note had a principal balance of $10,755 and an interest balance of $631.

At September 30, 2020, the J.P. Carey note principal balance was $0 and accrued interest was $48,228.

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

On April 8, 2020 the Company issued a 0% note to Green Coast under this SPA with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $228,000, resulting in derivative expense of $193,000 and a discount against the note of $35,000 to be amortized into interest expense through the maturity date of October 8, 2020.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued interest at the default rate of 24% for the period from May 29, 2020 to September 30, 2020. At September 30, 2020, the Green Coast note principal balance was $35,000 and accrued interest was $2,853.

JP Carey Securities Purchase Agreement and Convertible Note dated May 20, 2020

On May 20, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $60,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The 20% pays out two times the initial investment and continues at 5% for a period of five years. At September 30,2020 no accrual for the net revenue share was material.

On May 20, 2020 the Company issued a 0% interest rate note to JP Carey under this SPA with a maturity date of January 1, 2021 and received $60,000 in cash in three closings; $30,000 on April 9, 2020, $15,000 on May 13, 2020, and $15,000 on May 20, 2020. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 to be amortized into interest expense through the maturity date.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $4,892 of interest at the default rate of 24% for the period from May 29, 2020 to September 30, 2020.

JP Carey Convertible Note dated June 11, 2020

On June 11, 2020, the issued a 0% note to JP Carey with a maturity date of January 15, 2021 and received $10,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.01 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 to be amortized into interest expense through the maturity date.

At September 30, 2020, the JP Carey note principal balance was $10,000 and accrued interest was $0.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at September 30, 2020, using Monte Carlo simulations and the following range of assumptions:

Volatility	246.09% – 259.77%
Risk Free Rate	0.10%
Expected Term	0.25 – 0.31

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

5. PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTE (CONTINUED)

The following is a summary of activity related to the embedded conversion options derivative liabilities for the nine months ended September 30, 2020.

Balance, December 31, 2019	$-
Initial derivative liabilities charged to operations	419,000
Initial derivative liabilities recorded as debt discount	105,000
Change in fair value loss (gain)	(315,000)
Balance, September 30, 2020	$209,000

6. SHORT TERM LOANS

During the 3 months ended September 30, 2020 the Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s significant contractual obligations as of September 30, 2020:

Employment Agreements (1)	$300,000
Lawsuit Contingency (2)	$988,375

(i)	Employment agreements with related parties.

On April 3, 2019, the Company entered into employment agreements with three officers. Pursuant to the agreements, the Company shall pay officers an aggregate annual salary amount of $400,000. Upon a successful launch of the Company’s Fan Pass mobile app or website, and the Company achieving various levels of subscribers, the officers are eligible to receive additional bonuses and salary increases. With mutual agreement with the Company, effective August 31, 2020 one of the officers chose early termination of his employment, which reduced the annual commitment for the remaining officers to $300,000.

(ii)	Lawsuit Contingency.

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. While the court did not strike those responses, the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement was voided and a trial date of August 26, 2019 was set.

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. As of the date of filing of this report the cash amount has not been paid and the preferred shares have not been returned. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement as amended entered into with various debt holders on March 26, 2019 effective November 5, 2019. The Company determined that a total of 4,275,000 additional shares would be issuable on the first “reset” date of March 4, 2020 based on a share price of $0.20 on that date and a total of 7,537,500 additional shares would be issuable on the second “reset” date of July 2, 2020 based on a share price of $0.08 on that date, for a total of 12,562,500 shares. Integrity will also be entitled to a “true-up” by the issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1.00. It was determined by the Company that its liability was $1,005,000 ($750,000 plus a premium of $255,000), in accordance with ASC 480.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at September 30, 2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs.

On October 14, 2020 the Company filed a "Declaration" with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on "Stock Market Manipulation" designed to harm the Company's share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company's thinly traded securities and caused a potential third party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment.

COVID-19 Disclosure

The coronavirus pandemic has at times adversely affected the Company’s business and is expected to continue to adversely affect certain aspects of our merchandise offerings and custom artist collections of merchandise specifically. This impact on our operations, supply chains and distribution systems may also impair our ability to raise capital. There is uncertainty around the duration and breadth of the COVID-19 pandemic and, as a result, uncertainty on the ultimate impact on our business. Such impact on the Company’s financial condition and operating results cannot be reasonably estimated at this time, since the extent of such impact is dependent on future developments, which are highly uncertain and cannot be predicted.

8. COMMON AND PREFERRED STOCK

Common Stock:

During the year ended December 31, 2019, the Company:

Issued 393,418 shares of common stock to two convertible note holders for partial conversion of an aggregate of $21,356 of the notes at the contractual conversion rates. 120,000 of the shares remained issuable as of December 31, 2019.

Issued 534,000 shares of common stock to various subscribers of common stock under security purchase agreements at $0.25 per share for a total of $133,500. Certain of these agreements contained a provision whereby the founders of the Company were to issue to the subscribers (a) an aggregate of 47,000 shares of common stock from their personal holdings and (b) another amount of common shares (43,811) by converting their held Series A preferred shares as measured on the date one year from the closing of the offering. There is no accounting effect for these transfers. In addition, other agreements contained a provision whereby the Company would set aside 10% of future net revenue from a specific product and share ratably with the investors. The Company has reviewed ASC 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” and determined that no debt provision is needed. The investors who received this benefit did not pay additional consideration compared to those who did not receive it. Therefore, the additional feature is a detachable unit with $0 value. 477,000 shares remained issuable as of December 31, 2019. In March 2020, the Founder converted 3 Series A Preferred Shares to meet their personal commitment to transfer their common shares to the investors.

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

Agreed to issue 5,902,589 shares as a preliminary settlement of approximately $6.3 million of convertible debt (See note 4).

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

Granted 884,667 shares of common stock to consultants in exchange for services valued at $117,608 based on the quoted trading price of the Company’s common stock on the grant dates.

Recorded the obligation to issue 36,193,098 additional shares of common stock based on the first reset date of March 4, 2020 in accordance with the debt restructuring agreement (See note 4).

The two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock to transfer 43,811 of these shares to investors who were owed shares of common stock under a “founders match” provision in security purchase agreements (See above).

Sold 1,750,000 shares of common stock in exchange for $35,000.

During the three months ended September 30, 2020, the Company:

Recorded the obligation to issue 63,275,243 additional shares of common stock based on the second reset date of July 2, 2020 in accordance with the debt restructuring agreement (See note 4).

Recorded the obligation to issue 500,000 common shares under a third party SPA at the sale price of $0.05 per share in exchange for cash of $25,000.

Issued a total of 4,983,333 common shares for services from music artists and mangers at a value of $425,058 at date of agreements, based on the quoted trading prices on those dates, to secure live performances for the July 24, 2020 Fan Pass app launch.

Issued 750,000 common shares to Integrity Media pursuant to the Company’s settlement agreement, which Integrity Media advised had a realized value of $16,625.

Granted a total of 75,000 common shares for services valued at $3,384 at date of the agreement.

Issued a total of 3,822,958 common shares on conversion of 62,500 Preferred Series C shares having a redemption value of $96,750 including accrued dividend, plus a premium of $38,293.

Issued a total of 1,309,165 common shares against commitments for previously issuable common shares.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and amortized $29,450 as sales and marketing expense as of September 30, 2020. Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, will return an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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
September 30, 2020 and 2019
(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

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

As of June 30, 2020, the Company has revalued the shares and premiums at the stated value of $1.50 per share in accordance with the events discussed below. On May 29, 2020 the Company defaulted on the shares by being late with the filing of the Form 10-K, thereby increasing the dividend rate to 22% and the stated value to $1.50 per share. During the three months ended March 31, 2020, 38,000 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.87 per share for a total of $33,000. Due to the mandatory redemption feature, these shares were reflected as a current liability at June 30, 2020 and September 30,2020.

Because Series C preferred shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a total premium of $114,755 recorded as of June 30, 2020. In addition, the Company recorded a cumulative dividend payable of $11,885 as of June 30,2020 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value. Together with the 2019 issuances and adjustments, the total amount was reflected at $407,590 at June 30, 2020.

During the three months ended September 30, 2020 the holder of the Series C converted 62,500 Series C shares to 3,822,958 common shares for a redemption value of $96,750 including accrued dividends plus premium of $38,292, which totaled $135,042 recorded into equity. At September 30,2020 the remaining liability totals $285,329, represented by a remaining balance of $187,200 in redeemable Series C stock, together with the related premium of $76,463 and accrued dividends of $21,667.

9. SHARE PURCHASE WARRANTS

Activity in 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)
Balance, December 31, 2018	60,908	72.00
Balance, December 31, 2019	60,908	72.00
Balance, September 30, 2020	60,908	72.00	1.0

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

10. STOCK-BASED COMPENSATION (CONTINUED)

There are 7 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period. The Board may award options that may vest based upon the achievement of certain performance milestones. As of September 30, 2020, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of the common stock of 1 for 18,000 (Note 1) which eliminated all the options which were previously outstanding.

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

As of September 30, 2020 there was a derivative measured at fair value on a recurring basis (see note 4) presented on the Company’s balance sheet, as follows:
Liabilities at Fair Value
September 30, 2020
	Level 1	Level 2	Level 3	Total

Embedded conversion of options derivative liabilities	-	-	$209,000	$209,000

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited)

12. SUBSEQUENT EVENTS

Between October 23 and November 13, 2020 the Company issued a total of 4,412,118 shares of common stock to the holder of the Preferred C stock on conversion of 25,900 shares of Preferred C stock at a price per common share of between $0.0083 and $0.0095. The conversion price was determined based on the default stated value of $1.50 plus accrued dividends and a discount to market price of 29%.

The Company recorded the obligation to issue 915,000 common shares to Coventry Enterprises and 1,262,783 common shares to Barbara Mittman in November, 2020 as requested drawdowns against the Company’s debt restructuring agreement (see Note 4).

On October 9, 2020 the Company recorded the obligation to issue 300,000 common shares to music artist Remy Boy Monty in consideration for the artist’s agreement to post his exclusive music content on the Company’s Fan Pass platform on a revenue share basis. The shares will be valued at the quoted trade price on the October 9, 2020 grant date.

On November 19, 2020 the Company issued 175,000 common shares to Green Coast Capital International at $0.02 per share in settlement of its $35,000 convertible note maturing  October 8, 2020.

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

Overview

Friendable Inc. (FDBL) is a mobile technology and marketing company focused on connecting and engaging users through its proprietary mobile and desktop applications. Launched July 24, 2020, the Company’s flagship offering is designed to help artists engage with their fans around the world and earn revenue while doing so. The Live Streaming platform supports artists at all levels, providing exclusive artist content "channels," live event streaming, promotional support, fan subscriptions and custom merchandise designs, all of which are revenue streams for each artist.

With Fan Pass, artists can offer exclusive content channels to their fans, who can simply use their smartphones to gain access to their favorite artists as well as an all-access pass, giving them access to all artists on the platform. Additionally, the Fan Pass team will deploy social broadcasters to capture exclusive VIP experiences, interviews and behind-the-scenes content featuring their favorite artists – all available to fan subscribers for free on a trial basis. Thereafter, subscriptions are billed monthly at $3.99, or about the cost of downloading a couple of songs, providing VIP access at a fraction of the cost of traditional face-to-face meetups.

Friendable Inc. was founded by Robert A. Rositano Jr. and Dean Rositano, two brothers with over 27 years of experience working together on technology-related ventures.

The Company maintains websites at www.Friendable.com and www.fanpasslive.com. The information on the app websites is not incorporated herein. Additionally, you can download the app from the Apple app Store or Google Play Stores.

What does precisely Fan Pass Live do?

For starters, Fan Pass breaks down the barrier between artists and fans, with artists broadcasting their events, concerts, and announcements to supporters directly from the Fan Pass mobile application or desktop. More importantly, it gives back to artists a way to remain relevant to their fan base and earn revenue.

“Fan Pass Live” Shares Revenues with Artists

Fan Pass Live offers artists at all levels and genres, the opportunity to engage fans from one location, removing the need for multiple sharing platforms. It conveniently provides Exclusive Artist "Channels" jam-packed with all their relevant content from videos, photos, interviews, and past and upcoming events. While Fan Pass charges the fans a small transaction fee for ticket sales, artists keep the money earned from ticket sales. The handling of merchandise is also taken care of by the company and once it's approved by the artist, all merchandising is released within the artist's channel.

While it's free for the artists to join, Fan Pass monetizes its business model by using an "ALL ACCESS VIP" Offering priced at a $3.99 monthly subscription paid by fans through its website or $4.99 if processed by the Apple App Store or Google Play Stores, with a three-day free trial. How sweet does it get for the artists? These revenues are shared with all Channel artists. In exchange for its platform features, live streaming tools, bandwidth, processing, and handling, Fan Pass also earns platform fees on each separately ticketed event, as well as splits with each artist on subscriber fees and merchandise designed and sold on the platform.

Integration with Brightcove

Live Streaming integration for Fan Pass was completed through its relationship with Brightcove, a scalable, proven back-end infrastructure, on-demand scaling to meet high traffic demands and redundancy that is relied upon by some of the biggest brands, and significant events.

The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

Milestones achieved since the beginning of third quarter 2020, to date:

●
The Fan Pass launch event, which was held on July 24, 2020. The event exceeded the Company’s expectations. The Fan Pass platform provided a virtual stage and hosted live stream performances that were headlined by some of the music industry’s most talented artists ranging from Grammy award winning producers to international DJs and even rising hip hop stars. The Fan Pass team successfully launched the showcasing of the platform’s high-quality streaming capabilities, along with other unique aspects of the Company’s business model, including the turn-key service of providing every artist an exclusive Fan Pass channel, custom merchandise, store front, Go Live Streaming and monetization tools, Instagram & social ad creatives, and adding additional revenue opportunities for both the artists and the Company.

●
For the launch event Fan Pass secured over 10 hours of exclusive content, on-boarded 16 prominent artists; produced 16+ live content channels, with custom merchandise and live merchandise stores; created social media ads and promotional materials for the artists; solidified relationships with artists and artist management; increased social media followers, content and activity and a radio interview with iHeart Radio. Live events were streamed from approximately 1:30 pm EST until roughly 11:00 pm EST on Friday July 24, 2020 from four separate locations that included: an Atlanta, GA Stage; a New York, NY Penthouse; a Los Angeles, CA Studio; and, a private venue located in Palm Beach, FL. The event attracted die-hard music fans and social followers from across the globe, representing more than 72 countries.

●
On August 27, 2020 the Company announced that since the Fan Pass launch event on July 24, 2020, Fan Pass has received an additional 34 Artist Sign-ups, validating the Company’s business model. The Company works with each new artist to move them through the various onboarding stages required to build them their personalized Artist Channel on Fan Pass. Once completed, our agents hand over the controls to each Artist so they can begin scheduling events through the Company’s live event calendar, promoting their events with the custom marketing materials the Fan Pass team designs, and most importantly, so they can start streaming and earning a revenue share on the Fan Pass platform.

●
On September 3, 2020 the Company announced that its new artist sign-ups continued to increase, indicating a strong demand for the Fan Pass platform and services. Fan Pass had received an additional 26 artist sign-ups with demand continuing to grow. The Company’s next steps include focusing on the onboarding of each artist, bringing channels live, and delivering promotional materials designed to convert artist fans and followers to monthly subscribers/content views, event ticket sales, and general e-commerce that generates revenue through merchandise sales and special offerings.

●
On September 15, 2020 the Company announced its new Fan Pass feature, allowing artists to perform a live event or stream content right from their smart phone or mobile device, anywhere, any time.

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

Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$111,392	$118,801	$322,671	$120,662

OPERATING EXPENSES:
App hosting	12,000	2,301	33,000	18,068
Commissions	191	61	625	619
General and administrative	224,401	187,352	605,458	577,605
Product development and launch	105,790	100,500	460,102	156,088
Artists' performance fees	425,058	-	425,058	-
Artists' revenue share	402		402	-
Investor relations	3,921	-	140,527	-
Sales and Marketing	30,081	28,788	82,335	52,924

Total operating expenses	801,844	319,002	1,747,507	805,304

LOSS FROM OPERATIONS	(690,452)	(200,201)	(1,424,836)	(684,642)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(38,423)	(189,117)	(266,710)	(453,674)
Provision for settlement of lawsuit	-	(780,000)	-	(780,000)
Gain on foreign exchange	-	-	2,580
Initial derivative expense	-	-	(419,000)	-
Gain (loss) on settlement of derivative	257,317	-	(640,821)	-
Gain on change in fair value of derivative	263,000	-	259,000
Total other expense, net	481,894	(969,117)	(1,064,951)	(1,233,674)

NET LOSS	$(208,558)	$(1,169,318)	$(2,489,787)	$(1,918,316)

For the three months ended September 30, 2020 compared to September 30, 2019

Revenues

The Company had revenues of $111,392 and $118,801 for the three months ended September 30, 2020 and 2019 respectively. The decrease was due to the timing of sales under a contract to develop a third-party app.

Operating Expenses

The Company had operating expenses of $801,844 and $319,002 for the three months ended September 30, 2020 and 2019, respectively. The increase in operating expenses was due primarily to Artists’ performing fees of $ 425,058 together with other related expenses associated with the live event produced for the launch the Fan Pass app on July 24,2020. This resulted in a higher loss from operations of $690,466 for the three months ended September 30,2020 compared with a loss from operations of $200,201 for the three months ended September 30,2019.

Other Income and Expense

The Company had other income of $481,894 for the three months ended June 30, 2020 compared with other expense of $969,117 for the three months ended September 30, 2019. Other income of $481,894 included gain on settlement of derivative $ 257,317 and gain on change in fair value of derivative $263,000, offset with lower accretion and interest expense of $38,423. Other expense for the three months ended September 30,2019 included provision for settlement of lawsuit $780,000 and higher accretion and interest expense of $ 189,117.

Net Loss

The Company had net losses of $208,552 and $1,169,318 for the three months ended September 30, 2020 and 2019 respectively. The decrease in net loss was due primarily to the provision for settlement of lawsuit $780,000 for the three months ended September 30,2019, and gain on settlement of derivative and gain in fair value in derivative of $257,317 and $263,000 in the current period. The higher operating expenses for the three months ended September 30,2020 attributable to the July, 2020 launch of the Fan Pass app were offset by lower accretion and interest expense and by the gain on settlement and change in fair value of derivative.

For the nine months ended September 30, 2020 compared to September 30, 2019

Revenues

The Company had revenues of $322,671and $120,662 for the nine months ended September 30, 2020 and 2019, respectively. The increase primarily was due to higher revenue derived from the Company’s contract to develop a third-party app.

Operating Expenses

The Company had operating expenses of $1,747,507and $805,304 for the nine months ended September 30, 2020 and 2019, respectively. The increase in operating expenses was due primarily to additional product development, investor relations, artists’ performance and sales and marketing expenses relating to the Company’s live event to launch the Fan Pass app on July 24,2020.

Other Income and Expense

The Company had other expense of $1,064,951 and $1,233,674 for the nine months ended September 30, 2020 and 2019 respectively. The decrease in other expense was due primarily due to the provision for settlement of lawsuit $780,000 for the nine months ended September 30,2019, offset by initial derivative expense and loss on settlement of derivative, plus a gain for the change in fair value of derivative, for the nine months ended September 30,2020.

Net Loss

The Company had net losses of $2,489,787 and $1,918,316 for the nine months ended September 30, 2020 and 2019 respectively. The reduction in net loss was due primarily to the reduction of $780,000 in the provision for settlement of lawsuit, lower interest expense and higher revenues, offset by increased operating expenses and increased losses related to the derivatives.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019
	(unaudited)
Current Assets	$115,165	$71,500
Current Liabilities	$4,131,131	$16,041,805
Working Capital (Deficiency)	$(4,015,966)	$(15,970,305)

Current assets at September 30, 2020 increased compared to December 31, 2019 primarily due to higher prepaid expenses offset by payment of a related party receivable in 2020.

Current liabilities at September 30, 2020 decreased compared to December 31, 2019 primarily due to the decrease in the derivative liability resulting from the reset provision shares that became issuable on March 4, 2020 and July 2,2020 which settled the derivative liability, offset by higher accounts payable and accrued expenses

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2020	September 30, 2019
Net Cash Used in Operating Activities	$(260,931)	$(350,935)
Net Cash Provided by Financing Activities	258,500	325,368
Net Increase (Decrease) in Cash	(2,431)	(25,567)

Net Cash Used in Operating Activities

Our cash used in operating activities was $260,931 for the nine month period ended September 30, 2020 compared to $350,935 for the nine month period ended September 30, 2019. Net loss was $2,489,787 and $1,918,316 for the nine month periods ending September 30, 2020 and 2019 respectively. In 2020, adjustments to reconcile the net loss to net cash used included common stock issued for services of $575,500, premium and penalties on stock settled debt $171,156, loss on settlement of derivative of $640,822 and loss on initial derivative of $419,000, less gain in change in fair value of derivative of $259,000. In 2019, adjustments to reconcile the net loss to net cash used included interest on convertible debentures and promissory note of $453,674, provision for settlement of lawsuit $780,000. In 2020, changes in operating assets and liabilities included due to related party of $141,803, prepaid expenses of $30,000, and an increase to accounts payable and accrued expenses of $409,743. In 2019, changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $333,707.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $258,500 for the nine month period ended September 30, 2020 included the issuance of Series C preferred stock sold for cash of $33,000, proceeds from the issuance of convertible notes of $105,000, short term loans of $61,000, and common stock sold for cash of $60,000.Our cash provided by financing activities of $325,368 for the nine month period ended September 30, 2019 consisted of the issuance of common stock sold for cash.

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

Series C Preferred Stock Purchase Agreement

During the period November 22,2019 through March 24,2020 187,300 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements at a price of approximately $0.90 per share for a total of $169,000. Due to the mandatory redemption feature, these shares are reflected as a current liability. Because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with the premium recorded and charged to interest expense. On May 29,2020 the Company defaulted on the shares by being late with the filing of its Form 10-K, thereby increasing the dividend rate to 22% and the stated value to $1.50 per share, which had the effect of increasing the stock redemption value to $ 280,950. At June 30,2020 therefore, the Company reflected a liability of $ 407,500 relating to the Series C stock, being the increased redemption value of $ 280,950, plus the premium of $ 114,755 on conversion, plus accrued dividend of $11,885.

Between July 17 and September 16, 2020 the investor converted 62,500 of the Series C stock to 3,822,958 common shares at an average price of approximately 0.025 per share to settle Series C stock with a redemption value of $ 93,750 and payment of $3,000 accrued dividend

At September 30,2020 the Company therefore reflects as a liability the remaining balance of 124,800 Series C available for conversion to common shares with a redemption value of $ 187,200, plus the premium thereon of $ 76,463 and accrued dividend of $ 21,667, for a total of $ 285,329.

The Company records the cumulative dividend payable on the mandatorily redeemable Series C convertible preferred stock liability as interest expense since the Series C liability must be reflected at redemption value.

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

On April 8, 2020 the Company issued a 0% note to Green Coast under this SPA with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $736 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At September 30, 2020, the Green Coast note principal balance was $35,000 and accrued interest was $2,853.

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

On May, 2020 the Company issued a 0% note to JP Carey under this SPA with a maturity date of January 1, 2021 and received $60,000 in cash in three closings; $30,000 on April 9, 2020, $15,000 on May 13, 2020, and $15,000 on May 20,2020. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability.

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $1,262 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2020. At June 30, 2020, the JP Carey note principal balance was $60,000 and accrued interest was $4,892.

JP Carey Convertible Note dated June 11, 2020

On June 11, 2020, the issued a 0% note to JP Carey with a maturity date of January 15, 2021 and received $10,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.01 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability.

At June 30, 2020, the JP Carey note principal balance was $10,000 and accrued interest was $0.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has a working capital deficiency of $4,015,966, has an accumulated deficit of $34,933,670 and has a stockholder’s deficit of $4,015,966 and its operations continue to be funded primarily from sales of its stock, issuance of convertible debentures and short-term loans. During the nine months ended September 30, 2020 the Company had a net loss and net cash used in operations of $2,489,787 and $ 260,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September30, 2020 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. While the court did not strike those responses, the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement was voided and a trial date of August 26, 2019 was set.

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. As of the date of filing of this report the cash amount has not been paid and the preferred shares have not been returned. Additionally, Integrity will be entitled to additional shares if (i) the price of the Company’s common stock is below $1.34 at either the 120 day or 240 day reset dates set forth in the Company’s Debt Restructure Agreement as amended entered into with various debt holders on March 26, 2019 effective November 5, 2019. The Company determined that a total of 4,275,000 additional shares would be issuable on the first “reset” date of March 4, 2020 based on a share price of $0.20 on that date and a total of 7,537,500 additional shares would be issuable on the second “reset” date of July 2, 2020 based on a share price of $0.08 on that date, for a total of 12,562,500 shares. Integrity will also be entitled to a “true-up” by the issuance of additional common shares on the issuance date should the share price of the Company’s common stock on the issuance date be below $1.00. It was determined by the Company that its liability was $1,005,000 ($750,000 plus a premium of $255,000), in accordance with ASC 480.

On August 28,2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at September 30,2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs.

On October 14, 2020 the Company filed a "Declaration" with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on "Stock Market Manipulation" designed to harm the Company's share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company's thinly traded securities and caused a potential third-party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment.
There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2020, the Company:

Issued 5,058,333 shares of common stock to 10 music artists to secure the digital content of their live music performances for the July 24, 2020 launch of the Fan Pass app, valued at $ 428,442.

Issued 750,000 shares of common stock to Liberty Media in accordance with the Company’s Settlement Agreement, valued at $16,625.

Issued 3,822,958 common shares on conversion of 62,500 Series C preferred stock plus accrued dividend, valued $135, 043

The shares above were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the Form 10-K filing on the extended date. Under the default provision of the Series C preferred stock the dividend rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company also defaulted on four convertible notes, one dated March 30, 2017 having no principal outstanding and accrued interest of $48,228, one dated April 8, 2020 in the amount of $35,000, one dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

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

FRIENDABLE, INC.

Date: November 25, 2020	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 25, 2020	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)