Form 10-K
period 2020-12-31
Friendable, Inc.
filed 2021-04-28
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $770,848, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2020 of $0.075 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 26, 2021, there were 141,965,430 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this annual report. The Company does not undertake to update these forward-looking statements.

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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent or second app/brand which was released in July, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

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

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold, as defined in the agreements) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes, and throughout this annual report on Form 10-K, has been retroactively adjusted for the effects of the reverse split.

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In a default event where the Company fails to issue shares upon conversion, the stated price will $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment orprovision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders.

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

On March 29, 2021 the Company received Notice of Qualification from the Securities and Exchange Commission indicating approval for the Company to proceed to raise financing of up to $5 million through an offering of up to 500,000 Series D Convertible Preferred Stock at the offering price of $10.00 per share, pursuant to Tier 2 of Regulation A of the Securities Act. On April 5, 2021 the Company filed a Certificate of Designation with the state of Nevada to designate 500,000 of its authorized preferred stock as Series D Convertible Preferred. Each share of Series D Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and nonassessable shares of Common Stock (whether whole or fractional) that have a Fair Market Value, in the aggregate, equal to the Series D Conversion Price. The “Series D Conversion Price” shall initially be equal to $10.00 and may be converted into shares of Common Stock at “Fair Market Value” Fair Market Value shall mean, as of any date of determination, 80% of the average closing price of a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date.

On April 15, 2021 the Company executed a Stock Subscription Agreement for the first sale of 15,000 Series D Preferred stock at the offering price of $10.00 per share and received $150,000 on April 19, 2021. A second Stock Subscription Agreement was also executed on April 15, 2021 for 25,000 Series D Preferred stock at the offering price of $10.00 per share, with the subscription payment of $250,000 being receivable at the date of this filing

Friendable, Inc. – About Us:

Company Overview

About Friendable, Inc.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded subscription accessible applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent or second app/brand, released in July, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World. More than 2,000 music artists have signed-up to be onboarded on the Fan Pass app, of which more than 350 have content “channels” available and “broadcasting” on the app and available for their fans to enjoy after payment of the $3.99 monthly subscription. Various merchandise products featuring key art of their favorite Fan Pass music artist can also be purchased through the app.

Presently, until our apps gain greater adoption from paying subscribers through increased awareness, coupled with additional compelling and exclusive digital content to produce higher revenue levels, the Company has largely supported its operations through the sale of its software and technology services, and specifically its app development services, under a contractual relationship since inception with a third party. The Company’s plan, in due course, is to replace revenue from third party app development services with revenue from its own Friendable and Fan Pass apps, which have various revenue streams currently being tested for long term and/or recurring monthly viability.

Employees and Key Consultants

The Company has five full time employees and a variety of partners that serve in various consulting capacities based on the Company’s specific needs.

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

Risks Related to Our Business and Industry

Our success depends upon the continued growth and acceptance of paid subscription based access to our online/mobile applications, together with acceptance by sponsors and advertisers to online/mobile platforms, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

Many online/mobile applications are access free to audiences. In addition, many sponsors and advertisers still have limited experience with mobile advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with access free platforms (such as YouTube) and with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and mobile advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online and mobile advertising markets. We believe that the continued growth and continued acceptance of paid subscription platforms and mobile advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of paid exclusive and/or live streaming digital content , as well as related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad) and smart devices, the extent to which web/mobile browsers, software programs and/or mobile applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for mobile advertising, particularly for paid listings, or any decrease in the effectiveness and value of mobile advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

We had substantial client concentration with one technology services client, on a per contract basis, accounting for approximately 99% of our revenues through 2020 and, although we may continue to work with this client in the future, we do not anticipate doing so and thus face an inherent risk of not being able to sustain operations from our remaining Fan Pass business segment alone.

To date, the Company’s revenue has been almost entirely dependent on technology services contracts with one client, Answering Legal, to support operations until the Fan Pass subscription and merchandising segment of our business gained traction. At this time, our Fan Pass subscription and merchandising segment of our business is growing, and we are reducing our dependance on Answering Legal. While we anticipate being able to gain new technology services contracts from clients to offset our operating expenses, we may need to obtain additional debt and/or equity financing in the interim and may continue to incur substantial operating losses, depending on the traction our Fan Pass subscription and merchandising segment gains in 2021. There are inherent risks whenever a large percentage of total revenues are concentrated with one primary client and when that client is no longer anticipated to be the primary source of revenue for a company. Nonetheless, we are hopeful about the Fan Pass subscription and merchandising segment of our business in 2021. As a general matter, it is not possible for us to predict the future level of demand for our services that will be generated by any clients, including Answering Legal, or the future demand for the products and services of other similar clients. The loss of Answering Legal as a primary source of revenue or the failure to retain similar clients generally could negatively affect our revenues and results of operations and/or the trading price of our common stock

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and distribute our products and services.

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

We rely on application marketplaces, such as Apple’s App Store, to drive downloads of our mobile applications. In the future, Apple or other operators of application marketplaces may make changes to their marketplaces which may make access to our products and services more difficult. Our rankings in Apple’s App Store may also drop based on the following factors:

●	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

●	the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

●	how quickly we can enhance our existing technology and services and/or develop new features and localized opportunities and venue-based monetization opportunities in response to:

●	new, emerging and rapidly changing technologies;

●	the introduction of product and service offerings by our competitors;

●	changes in consumer requirements and trends in the single community relative to our competitors; and

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

For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites, as well as content submitted by users, such as comments, photographs and videos. We could be subject to liability for posting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on use of third-party content, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation limiting the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our products are used. As a result, claims could be threatened and filed under both U.S. and foreign laws based upon use of third-party content asserting, among other things, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.

Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to ourinterests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our customers. Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success. For example, we currently rely heavily on the trademark “Fan Pass” and “Fan Pass Live” to market our products and seek to build and maintain brand loyalty and recognition. We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement. Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract. We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or todetermine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

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

Our success depends on our ability to provide users with valuable content, which in turn depends on the profile descriptions and use of the app by others. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on our apps, and that access to unique or real-time content is one of the main reasons users visit us. We seek to foster a broad and engaged user community, and we encourage celebrities, athletes, and others to use our products and services to meet people and form relationships. If users do not continue to contribute profiles and we are unable to provide users with valuable and timely content or other people to engage with, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on the platform, the size of the user base and user engagement may decline.

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

We depend on the ability of our users and advertisers to access mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and telecommunications access marketplace, including incumbent telephone companies, cable companies, mobile communications companies,government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. We also rely on other companies to maintain reliable communications network systems that provide adequate speed, data capacity and security to us and our users. As the number of mobile device users continues to grow, frequency of use and amount of data transmitted, the communications infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the mobile communications infrastructure that we and/or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Abusive activities by certain users could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

There are a range of abusive activities that are prohibited by our terms of service and are generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given person, account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate outlets, misleading links (e.g., to malware or click-jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes. Although we continue to invest resources to reduce spam and other abusive behavior, we expect spammers and abusers will continue to seek ways to act inappropriately on our platform. We will continuously combat spam and other abusive behaviors, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Combatting spam and other abusive behaviors require the diversion of significant time and focus of our engineering team from improving our products and services. If spam or abusive behavior increase, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

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

Some of the reasons people use our platforms is for real-time information, personal contact and live streaming of music content. We may, in the future, experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, humanor software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. Although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through the data centers that support our platforms. Accordingly, in the event of a significant issue at the data center supportingmost of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

As the number of our users increases and our users generate more content, including photos and videos hosted by us, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our productsand services become more complex and our user traffic increases. This would negatively impact our ability to attract users and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

If we are unable to maintain and promote our brands, our business and operating results may be harmed.

We believe that maintaining and promoting our brands is critical to expanding our base of users and advertisers. Maintaining and promoting our brands will depend largely on our ability to continue to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brands if users do not have a positive experience using third-party applications. Our brands may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on its platform or by third parties obtaining control over users’ accounts. Maintaining and enhancing our brands may require the Company to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We may make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with its goals to improve theuser experience and performance for advertisers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the short-term expectations and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

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

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection and taxation. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. There have been a number of recent legislative proposals in the United States, at both the federal and state levels, that would impose new obligations in areas such as privacy. The U.S. government, including the Federal Trade Commission, or the FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet and over mobile devices, including regulation aimed at restricting certain tracking and targeted advertising practices.

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We may experience cyber-attacks of varying degrees, and as a result, unauthorized parties may obtain, and may in the future obtain, access to its data or its users’ or advertisers’ data. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their accounts to establish and maintain online identities, unauthorized communications from our accounts that have been compromised may damage their reputations. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in thesecurity of our products and services that could have an adverse effect on our business and operating results. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and advertisers and we may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services.In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible to our users or our users may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services.

Risks Related to Our Company

Messrs. Dean and Robert Rositano, Jr., as our directors and officers, own a significant percentage of the voting power of our stock and will be able to exercise significant influence and control over the matters subject to stockholder approval and our operations.

Messrs. Dean and Robert Rositano, Jr. may be deemed to own (directly and/or beneficially) 56.24% of our Series A preferred stock. As of December 31, 2020, the following entities and individuals own the following shares of our Series A preferred stock:

●	Messrs. Dean and Robert Rositano, Jr. each directly own 1,882 and 1,881 shares, respectively.

●
Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano and his wife Stacy Rositano, owns 14,730 shares (74.45%), thus each may be deemed to beneficially own one half;

The holders of Series A preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stockat any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights. As a result of Messrs. Dean and Robert Rositano Jr.’s ownership interests and voting power described above, Messrs. Dean and Robert Rositano Jr. currently are in a position to influence and control, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to the Company, which could adversely affect the market price of our securities.

If we are unable to pay the convertible promissory notes owed by the Company when obligations become due, the note holders may take adverse proceedings under terms of default.

In the event of default under terms in our convertible promissory notes, the note holder may enforce remedies including acceleration of payment in full plus interest and other charges, and an increase in interest rates of up to 24% when allowable by law.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2020 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal controls over financial reporting (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (iii) inadequate technical skills of accounting personnel.

As of the date of this annual report on Form 10-K, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weakness and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also, such material weakness and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

As of December 31, 2020, our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements and/or choose to increase the Company’s authorized capital. The increase and issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never occur, and investors may lose all of their investment in our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our common stock price has been volatile and your investment could lose value.

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

Our common stock is traded on the OTC Markets Group marketplace and historically has had a low average daily trading price relative to many other stocks. Thinly traded stocks can have more price volatility than stocks trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded, and can limit an investor’s ability to quickly sell blocks of stock. If there continues to be low average daily trading volume or price in our common stock investors may be unable to quickly liquidate their investments or at prices investors consider to be adequate.

Because our common stock is quoted and traded on the OTC Markets Group marketplace, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC Markets Group marketplace or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to implement our business plan. Achieving a level of revenues adequate to support our cost structure, our continued operating losses and our net cash used in operations has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares and, if necessary through one or more private placement or public offerings, and via the securities purchase agreement/equity line financing. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

ITEM 3. LEGAL PROCEEDINGS

Except for the lawsuit contingency related to Infinity Global Consulting Group Inc referred to in Note 8, page F-18, of the consolidated Financial Statements, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Quarter Ended	High Bid	Low Bid.
December 31,2020	$0.0400	$0.0078
September 30,2020	$0.1750	$0.0185
June 30,2020	$0.1659	$0.0494
March 31,2020	$0.3960	$0.0470

December 31, 2019	$0.6930	$0.1000
September 30, 2019	$0.3000	$0.0260
June 30, 2019	none	none
March 31, 2019	$0.0001	$0.0001

(b)	Holders of Our Common Stock

As of April 26, 2021, there were 87 registered holders of record of our common stock. As of such date, 141,965,430 shares of our common stock were issued and outstanding.

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

Effective January 11, 2021 the Company’s directors approved the adoption of Nonqualified Stock Option Award Plan for its employees, whereby stock options on the Company’s common shares may be issued from time to time recognizing, in part, the contributions made by such employees to the Company’s operations. Also on January 11, 2021 the Company granted options to its 5 employees to acquire a total of 5,000,000 of the Company’s common shares at an exercise price of $0.014 per share, vesting quarterly through January 11, 2023, to acquire of further 10,000,000 of the Company’s common stock also at an exercise price of $0.14 per share, vesting quarterly through January 11, 2024.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued 5,736,333 shares of common stock and recorded the obligation to issue a further 506,667 common shares, collectively valued at $552,050 based on the quoted price on the grant dates, in payment for services primarily to music artists providing live performances for the July 24, 2020 launch of the Fan Pass app.

During the year ended December 31, 2020, the Company issued 750,000 common shares to Integrity Media pursuant to the Company’s settlement agreement, which Integrity Media advised had a realized value of $16,625.

During the year ended December 31, 2020, the Company issued 7,196,264 common shares to parties where the original liability required the obligation to record such shares as issuable.

During the year ended December 31, 2020, the Company issued 54,076 common shares to the Company’s founder upon conversion of 3 Series A Preferred Shares to meet their personal commitment to transfer certain common shares to the investors.

During the year ended December 31, 2020, the Company Issued 26,527,179 common shares upon conversion of Series C preferred stock having a value of $353,678.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2020 and 2019, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

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

Results of Operations

Years Ended December 31, 2020 and 2019

Our cash as of December 31, 2020 was $52,702. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. Our accumulated deficit at December 31, 2020 was $36,569,246. For the year ended December 31, 2020, our net loss was $4,125,363.

Our operating revenues and expenses for our fiscal years ended December 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows:

	For the Years Ended
	December 31,
	2020	2019
REVENUES
Technology services	$397,333	$239,471
Subscription and merchandising sales	4,572	3,225
	401,905	242,696

OPERATING EXPENSES:
App hosting	47,500	24,068
Commissions	871	938
General and administrative	834,090	814,053
Software development and support	613,105	299,124
Artists' performance fees	431,639	-
Revenue shares	660	-
Investor relations	140,119	98,264
Sales and marketing	108,776	48,375
Total operating expenses	2,176,760	1,284,822

LOSS FROM OPERATIONS	(1,774,855)	(1,042,126)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(450,275)	(621,149)
Provision for settlement of lawsuit	-	(1,035,000)
Loss on debt extinguishment	-	(7,384,866)
Gain on foreign exchange	2,580	24,731
Loss on extinguishment of convertible notes	(87,491)	-
Loss on initial derivative expense	(1,106,500)	-
Loss on settlement of derivatives	(640,822)	-
Loss on change in fair value of derivatives	(68,000)	(125,000)
	(2,350,508)	(9,141,284)

NET LOSS	$(4,125,363)	$(10,183,410)

Revenues

Revenues for the year ended December 31, 2020 increased to $401,905 as compared to $242,696 for the year ended December 31, 2019. The increase in revenue was primarily due to receiving additional contracts to develop an app for a third party.

Operating Expenses

Operating expenses for the year ended December 31, 2020 and the December 31, 2019 were $2,176,760 and $1,284,822 respectively, an increase of 69.4%. The increase in operating expenses was due primarily to costs associated with the launch of the Fan Pass app on July 24, 2020, which entailed higher software development costs to complete the app and artists’ fees for live streaming performances at the app launch, coupled with increased expenditures on sales and marketing and investor relations related to launch.

Net Loss

Our operating results have recognized net loss in the amount of $4,125,363 for the year ended December 31, 2020 as compared to a net loss of $10,183,410 for the year ended December 31, 2019. The decrease was primarily related to a loss on extinguishments of debt and to a provision for settlement of a lawsuit in 2019, which did not occur in 2020.

Liquidity and Capital Resources

Working Capital

	December 31, 2020	December 31, 2019
Current Assets	$148,601	$71,500
Current Liabilities	$5,436,963	$16,041,805
Working Capital Deficiency	$(5,288,362)	$(15,970,305)

Current liabilities as of December 31, 2020 and 2019 were $5,436,963 and $16,041,805 respectively, a decrease of $10,604,842. The primary reason for the decrease was a reduction in derivative liabilities by $ 11,458,000 attributable to the conversion to common stock of certain convertible debentures and promissory notes during 2020, offset by an increase in accounts payable and accrued expenses of $450,380.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net Cash Used in Operating Activities	$(492,080)	$(488,864)
Net Cash Provided by Financing Activities	533,500	474,500
Net Increase (Decrease) in Cash	$41,420	$(14,364)

Operating Activities

Cash provided by operating activities

The Company used $492,080 in cash from operating activities for the year ended December 31, 2020 as compared to a use of $488,864 for the year ended December 31, 2019. The increase is due to expenditures related to the launch of the Fan Pass app.

Cash provided by financing activities

Financing activities for the year ended December 31, 2020 generated cash of $533,500 as compared to generating $474,500 of cash for the year ended December 31, 2019. The higher cash provided from financing activities in the current year is primarily attributable to proceeds from the issuance of convertible notes ,the receipt of short-term loans and proceeds from sales of common stock and convertible Series C preferred stock.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2020.

Series B Preferred Stock Purchase Agreements

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being Gross Sales minus Cost of Goods Sold) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day.

During the year ended December 31, 2019, the Company entered into subscription agreements with various investors whereby we sold rights to 284,000 shares of Series B Preferred Stock for a total purchase price of $284,000, of which $205,000 was received in cash and $79,000 was settled against payables to a related party.

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

During the three months ended December 31, 2020 the holder of the Series C converted 101,300 Series C shares to 22,704,221 common shares for a redemption value of $218,655 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended December 31, 2020 a total of 149,600 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $136,000 cash and premiums totaling $60,302 were recorded during this period with respect to these issuances. At December 31, 2020 the remaining liability totals $285,605, represented by a remaining balance of $184,850 in redeemable Series C stock, together with the related premium of $74,701 and accrued dividends of $26,054.

Debt Restructure Agreement

On March 26, 2019 three officers forgave debt totaling $400,000 and a company controlled by two officers of the Company forgave debt totaling $600,000. The debt forgiveness is considered a capital transaction and therefore $1,000,000 was recorded as an increase in additional paid-in capital for December 31, 2019.

On March 26, 2019, the Company entered into a Debt Restructuring Agreement with related parties Robert A. Rositano Jr., Dean Rositano , Frank Garcia , and Checkmate Mobile, Inc. and Alpha Capital Anstalt , Coventry Enterprises, LLC , Palladium Capital Advisors, LLC, EMA Financial, LLC, Michael Finkelstein, and Barbara R. Mittman, each being a debt holder of the Company.

The debt holders agreed to convert their debt of approximately $6.3 million and accrued interest of approximately $1.8 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement. Accordingly, the 5,902,589 common shares were recorded as issuable in equity, On December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

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

On March 4, 2020 the Company became obligated to issue an additional 36,193,098 shares of common stock and on July 2, 2020 it became obligated to issue an additional 63,275,242 shares, for a total amount of shares due of 105,370,930.

On September 21, 2020, Ellis International LP (as successor to Alpha Capital Anstalt) submitted a request to drawdown and, on September 29, 2020, was issued 687,355 common shares against its entitlement above and reclassified from issuable shares in the accompanying balance sheet and statement of changes in stockholder equity.

On November 9, 2020 and on December 9, 2020 Coventry Enterprises requested and was issued 915,000 and 1,262,000 common shares respectively, and on November 23, 2020 Barbara Mittman requested and was issued 1,134,353 (net) common shares against their respective entitlement under the debt settlement agreement, which was reclassified from issuable shares.

Going Concern

At December 31, 2020, we had a working capital deficiency, an accumulated deficit, and a stockholders’ deficit of $5,288,362, $36,569,246 and $5,288,362 respectively and incurred a net loss and cash used in operations of $3,949,156 and $492,080 respectively in 2020. We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the online entertainment industry or new business opportunities. We are considered a development stage company in the online entertainment industry. As of December 31, 2020, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Application of Critical Accounting Policies

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to bereasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the years ended December 31, 2020 and December 31, 2019, the Company derived revenues primarily from the development of apps for a third party of $ 397,333 and $ 239,477 respectively, and such revenues were recognized upon completion of services. Secondarily, the Company’s other revenues from subscription fees and merchandising sales from the Friendable and Fan Pass apps totaled $4,572 for the year ended December 31,2020 (2019:$3,225) and were recognized when received.

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

Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell anasset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:
Friendable, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Friendable, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,125,363 and $492,080, respectively, in 2020 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $5,288,362, $5,288,362 and $36,569,246 respectively, at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 2 “Derivative liabilities”, Footnote 5, “Convertible Debentures”, Footnote 6 “Convertible Promissory Notes” and Footnote 12 “Fair Value Measurements” to the consolidated financial statements, the Company recorded derivative activity during 2020 that resulted primarily in a net aggregate derivative related expense of $1,815,322 and derivative liabilities of $1,320,000 at December 31, 2020.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewing and testing management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Comparing the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Testing management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Testing management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputing the derivative valuations. We agreed with management’s final conclusions with regard to derivative treatments, valuations and accounting treatment and presentation.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2020.
Boca Raton, Florida
April 27, 2021

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$52,702	$11,282
Accounts receivable	12,500	135
Prepaid expenses	83,399	30,000
Due from a related party	-	30,083
Total Current Assets	148,601	71,500

Total Assets	$148,601	$71,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,447,706	$1,997,326
Accounts payable - related party	190,320	-
Short term loans	61,000	-
Convertible debentures and convertible promissory notes, net of discounts	143,957	69,930
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated,
173,100 and 149,300 issued and outstanding at December 31,2020 and 2019,
including a premium of $74,701 and $55,549 respectively (liquidation value $210,905 at December 31, 2020)	285,605	191,549
Derivative liabilities	1,320,000	12,778,000
Liability to be settled in common stock	988,375	1,005,000
Total Current Liabilities	5,436,963	16,041,805

Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001
19,786 and 19,789 shares issued and outstanding at December 31,2020 and 2019, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001
284,000 and 284,000 shares issued and outstanding at December 31,2020 and 2019,
respectively. (Liquidation value $284,000)	28	28
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 51,665,821 and
4,398,114 shares issued and outstanding at December 31,2020 and 2019, respectively	5,167	438
Common stock issuable, $0.0001 par value, 103,547,079 and 8,518,335 shares at
December 31,2020 and 2019, respectively.	10,354	852
Additional paid-in capital	31,269,833	16,476,758
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(36,569,246)	(32,443,883)
Total Stockholders' Deficit	(5,288,362)	(15,970,305)

Total Liabilities and Stockholders' Deficit	$148,601	$71,500

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
REVENUES
Technology services	$397,333	$239,471
Subscription and merchandising sales	4,572	3,225
	401,905	242,696

OPERATING EXPENSES:
App hosting	47,500	24,068
Commissions	871	938
General and administrative	834,090	814,053
Software development and support	613,105	299,124
Artists' performance fees	431,639	-
Revenue shares	660	-
Investor relations	140,119	98,264
Sales and marketing	108,776	48,375
Total operating expenses	2,176,760	1,284,822

LOSS FROM OPERATIONS	(1,774,855)	(1,042,126)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(450,275)	(621,149)
Provision for settlement of lawsuit	-	(1,035,000)
Loss on debt extinguishment	-	(7,384,866)
Gain on foreign exchange	2,580	24,731
Loss on extinguishment of convertible notes	(87,491)	-
Loss on initial derivative expense	(1,106,500)	-
Loss on settlement of derivatives	(640,822)	-
Loss on change in fair value of derivatives	(68,000)	(125,000)
	(2,350,508)	(9,141,284)

NET LOSS	$ (4,125,363)	$ (10,183,410)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.05)	$(2.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	83,486,003	3,981,702

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2020

	Series A Preferred				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders'
	Issued	Amount	Issuable	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2019	19,789	$2	-	$-	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)
Common shares cancelled	-	-	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of Convertible notes	-	-	-	-	-	-	7,005,855	701	-	-	214,314	-	-	215,015

Common shares issued for services	-	-	-	-	-	-	5,736,333	574	506,667	51	551,425	-	-	552,050

Common stock issuable under debt
restructuring agreement	-	-	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Issuance of common stock
previously issuable	-	-	-	-	-	-	7,196,264	721	(7,196,264)	(721)	-	-	-	-

Conversion of Series A preferred
into common stock	(3)	-	-	-	-	-	54,076	5	-	-	(5)	-	-	-

Series A preferred shares issuable
to talent agents in exchange for services		-	118	-	-	-	-	-	-	-	135,617	-	-	135,617

Return of Series A preferred shares
to treasury	(118)	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of Series A preferred previously
issuable	118	-	(118)	-	-	-	-	-	-	-	-	-	-

Common stock issuable for cash received	-	-	-	-	-	-	-	-	2,250,000	225	59,775	-	-	60,000

Common stock issuable under debt
restructuring agreement	-	-	-	-	-	-	-	-	63,275,243	6,327	5,049,356	-	-	5,055,683

Common shares issued towards
settlement of lawsuit	-	-	-	-	-	-	750,000	75	-	-	16,550	-	-	16,625

Common shares issued on conversion of
Series C preferred	-	-	-	-	-	-	26,527,179	2,653	-	-	351,025	-	-	353,678

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,125,363)	(4,125,363)
Balance, December 31, 2020	19,786	$2	-	$-	284,000	$28	51,665,821	$5,167	103,547,079	$ 10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders'
	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31,2018	21,267	$2	-	$-	308,518	$31	-	$-	$12,027,043	$(4,500)	$(22,260,473)	$(10,237,897)

Debt forgiveness - related parties	-	-	-	-	-	-	-	-	1,000,000	-	-	1,000,000

Common stock sold for cash	-	-	-	-	57,000	5	477,000	48	133,447	-	-	133,500

Common stock issuable under debt
restructuring agreement	-	-	-	-	-	-	5,902,589	590	2,384,056	-	-	2,384,646

Preferred stock Series B sold for cash	-	-	205,000	20	-	-	-	-	204,980	-	-	205,000

Preferred stock Series B issued to
settle AP - Related Party	-	-	79,000	8	-	-	-	-	78,992	-	-	79,000

Conversion of convertible notes	-	-	-	-	273,418	27	120,000	12	21,317	-	-	21,356

Common shares issued for services	-	-	-	-	600,000	60	-	-	89,940	-	-	90,000

Common shares issued for settlement of
promissory note	-	-	-	-	2,150,000	215	-	-	537,285	-	-	537,500

Conversion of Series A preferred shares	(1,478)	-	-	-	1,002,970	100	2,018,746	202	(302)	-	-	-

Fractional share issuance	-	-	-	-	6,208	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(10,183,410)	(10,183,410)
Balance, December 31, 2019	19,789	$2	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,125,363)	$(10,183,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment, net	-	7,384,867
Notes issued for services	-	20,000
Amortization of prepaid stock fees	52,218	60,000
Common stock issued for services	552,050	-
Amortization of debt discount	115,766	-
Loss on settlement of derivative	640,822	-
Initial derivative expense	1,106,500	-
Loss on change in fair value of derivative	68,000	125,000
Loss on debt conversion	87,491	-
Premiums and penalties on stock settled debt	267,734	55,549
Change in operating assets and liabilities:
Accounts receivable	(12,365)	(135)
(Due from related party) accounts payable - related party	220,403	(30,083)
Prepaid expenses	30,000	-
Accounts payable and accrued expenses	504,664	1,074,348
Liability to be settled in common stock	-	1,005,000
NET CASH USED IN OPERATING ACTIVITIES	(492,080)	(488,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible preferred Series B stock	-	205,000
Procceds from sale of convertible preferred Series C stock	180,000	136,000
Proceeds from issuance of convertible notes	232,500	-
Procceds from short-term loans	61,000	-
Proceeds from sale of common stock	60,000	133,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,500	474,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	41,420	(14,364)

CASH AND CASH EQUIVALENTS - beginning of year	11,282	25,646

CASH AND CASH EQUIVALENTS - end of year	$52,702	$11,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Common shares issued as prepaid expenses	$-	$90,000
Series A preferred stock issued as prepaid expenses	$135,617	$-
Conversion of accrued interest into common stock	$30,851	$-
Conversion of accrued interest into a note payable	$25,000	$-
Series B convertible preferred stock issued in exchange for
accounts payable, related party	$-	$79,000
Payables forgiven by related parties treated as contributed capital	$-	$1,000,000
Debt and accrued interest settled with common stock	$-	$8,178,634
Conversion of convertible notes to common stock	$97,739	$13,002
Conversion of Series C redeemable preferred shares into common stock	$353,678	$-
Reduction of liability to be settled with common stock	$16,625	$-
Recording of debt discount from derivatives on convertible debt	$201,500	$-
Derivative liability	$-	$5,698,080
Reduction of derivative liability based on reset common shares issuable	$13,273,322	$-

Cash consists of :
Cash	$52,702	$11,282

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent or second app/brand, released in July, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish Fan Pass as its premier brand and mobile platform dedicated to connecting and engaging music fans and users from anywhere around the World.

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

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being “Gross Sales” minus “Cost of Goods Sold” as defined in the agreements) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value 0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In the event that a default event occurs where the Company fails to issue shares upon conversion, the stated price will be $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price.

1. NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

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

In conjunction with the Company’s intention to raise future financing of up to $5 million through an offering of up to 500,000 Series D convertible Preferred Stock at the offering price of $10.00 per share, on March 29,2021 the Company received a Notice of Qualification from the Securities and Exchange Commission indicating approval from the Company to proceed with the offering pursuant to Tier 2 of Regulation A of the Securities Act, which provides exemption from registration of such securities. Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares at 80% of the average closing price reported on OTCMarkets for the 20 trading days preceding conversion. On April 5, 2021 the Company filed the necessary Certificate of Designation with the state of Nevada to designate 500,000 shares of Series D Preferred stock from the Company’s total authorized and unissued Preferred Stock.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2020, the Company has a working capital deficiency of $5,288,362, an accumulated deficit of $36,569,246 and has a stockholder’s deficit of $5,288,362 and its operations continue to be funded primarily from sales of its stock, the issuance of convertible debentures and short-term loans. During the year ended December 31, 2020 the Company had a net loss and net cash used in operations of $4,125,363 and $492,080. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of December 31, 2020 and 2019. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the years ended December 31, 2020 and December 31, 2019, the Company derived revenues primarily from the development of apps for a third party of $ 397,333 and $ 239,477 respectively, and such revenues were recognized upon completion of services. Secondarily, the Company’s other revenues from subscription fees and merchandising sales from the Friendable and Fan Pass apps totaled $4,572 for the year ended December 31,2020 (2019:$3,225) and were recognized when received.

Pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders and the holder of a promissory note, are entitled to proportionately participate in an “Investor Pool” equal to approximately 8% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the year ended December 31, 2020 the Company incurred a revenue sharing expense of $660, and had a liability of $647 at December 31, 2020 which is included in accounts payable and accrued expenses.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During the year ended December 31, 2020, the Company incurred $108,776 (December 31, 2019: $48,375) in advertising costs.

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

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative liabilities

The Company had a financial instrument associated with a debt restructuring agreement and also has convertible notes with embedded conversion option derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At December 31, 2020 and 2019, the Company did not have any allowance for doubtful accounts.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, convertible debentures, liability to be settled with common stock, derivatives, mandatorily redeemable Series C Preferred stock and promissory notes. The fair values of these financial instruments approximate their carrying value, due to their short term nature, and current market rates for similar financial instruments. Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Concentrations

The Company has Substantial Client Concentration, with one Client Accounting for a Substantial Portion of our Revenues.

In the year ended December 31, 2020 we derived 98.9% (2019: 98.7%) of our revenue from one client. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for the products and services of other similar clients. A loss of this client or the failure to retain similar clients could negatively affect our revenues and results of operations and/or trading price of our common stock. At December 31, 2020 the Company had an accounts receivable of $12,500, all due from that one main client.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2020, there were approximately 1,466,768,887 potentially dilutive shares outstanding. Potential dilutive shares:

60,908	Warrants outstanding
47,107,032	Common shares issuable upon conversion of convertible debt
1,396,916,100	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
22,468,847	Total shares issuable upon conversion of Preferred Series C shares
1,466,768,887

As of December 31, 2019, there were approximately 122,051,838 potentially dilutive shares outstanding. Potential dilutive shares:

60,908	Warrants outstanding
2,212,523	Common shares issuable upon conversion of convertible debt
116,248,041	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
2,394,366	Total shares issuable upon conversion of Preferred Series C shares
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

Reclassifications

Accrued interest of $ 51,980 was reclassified from convertible debentures and convertible promissory notes to accounts payable and accrued expenses at December 31, 2019 to conform to the December 31, 2020 presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As of December 31, 2020 the Company has no lease obligations.

3. INTANGIBLE ASSETS

As of December 31, 2020 and 2019, the Company owns the Friendable Properties which includes domain names, logos, icons, and registered trademarks for which it paid cash consideration of $35,000. During 2018 an impairment provision for $35,000 was recorded through the statement of operations to impair the intangible assets to $nil. More recently, with the launch of the Fan Pass app, the Company has continued to protect and register new intellectual property when it is created, with the cost expensed to general and administrative expense, when incurred.

4. RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2020, the Company incurred $418,333 (2019: $459,200) in salaries and payroll taxes to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2020, the Company incurred $47,500, $485,037 and $60,000 (2019: $24,068, $299,124, and $58,883) in app hosting, app development and rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support and general and administrative expenses.

4. RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

During the year ended December 31, 2019, the Company issued a Securities Purchase agreement to a vendor company with two officers and directors in common for the purchase of 79,000 Series B preferred stock with the purchase price of $79,000 being applied to accounts payable due to the vendor. The price was based on recent sales of Series B shares for $1.00 per share.

During the year ended December 31, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock. In addition, concurrent with the issuance of 118 Series A Shares to Eclectic Artists LLC, a talent agency, pursuant to the terms of a Partner Agreement the same two directors returned 118 Series A Preferred shares to the Company’s treasury.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 (December 31, 2019: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2020, accounts payable related party includes $190,320 (December 31, 2019: due from related party $30,083) representing amounts due to/from a company with two officers and directors in common for services provided by that company, and accounts payable and accrued expenses includes $918,408 (December 31, 2019: $783,416) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

5. CONVERTIBLE DEBENTURES.

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

The debt holders agreed to convert their debt of approximately $6.3 million and accrued interest of approximately $1.8 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement. Accordingly, the 5,902,589 common shares were recorded as issuable in equity,

December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

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

On March 4, 2020 the Company became obligated to issue an additional 36,193,098 shares of common stock and on July 2,2020 it became obligated to issue an additional 63,275,242 shares, for a total amount of shares due of 105,370,930.

The Company determined that the reset provision represents a standalone derivative liability. Accordingly, this debt restructure transaction was accounted for in 2019 as an extinguishment of debt for consideration equal to the $2,384,646 value of the 5,902,589 common shares issuable, based on the $0.404 quoted trading price of the Company’s common stock price on the settlement date, and the initial fair value of the derivative liability of $12,653,000, resulting in a loss on debt extinguishment of $6,954,920.

5. CONVERTIBLE DEBENTURES (CONTINUED)

The Company adjusts its derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

	November 5, 2019	December 31, 2019	June 30, 2020
Volatility	617%	738.1%	293.6%
Risk Free Rate	1.59%	1.6%	.13%
Expected Term	0.66	0.5	0.01

On the second (and final) reset date of July 2, 2020 the Company determined that the total common shares issuable to fully settle this debt amounted to 105,370,930 and a derivative liability no longer exists. The Company recognized a final loss on settlement of $640,821 which represents the difference between the fair value of the 105,370,936 common shares due and the fair value of the derivatives settled.

On September 21, 2020, Ellis International LP (as successor to Alpha Capital Anstalt) submitted a request to drawdown and, on September 29, 2020, was issued 687,355 common shares against its entitlement above and reclassified from issuable shares in the accompanying balance sheet and statement of changes in stockholder equity.

On November 9, 2020 and on December 9, 2020 Coventry Enterprises requested and was issued 915,000 and 1,262,000 common shares respectively, and on November 23, 2020 Barbara Mittman requested and was issued 1,134,353 (net) common shares against their respective entitlement under the debt settlement agreement, which was reclassified from issuable shares.

Subsequent to December 31, 2020 there were further drawdowns and common stock issuances totaling 46,266,310 common shares. These issuances were reclassified from issuable to issued common shares.

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

The following is a summary of activity related to the reset provision derivative liability for the years ended December 31, 2020 and 2019:

Balance, December 31, 2018	$-
Reset provision	12,653,000
Change in fair value	125,000
Balance, December 31, 2019	$12,778,000

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at December 31, 2020	$-

6. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at December 31,2020:

	Issuance:	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued Interest
J.P. Carey Inc.	March 30, 2017	-	$20,029	$20,029
J.P. Carey Inc	May 20, 2020	$60,000	8,996	68,996
J.P. Carey Inc	June 11, 2020	10,000	-	10,000
Green Coast Capital
International	April 6, 2020	10,755	848	11,603
Ellis International LP	October 13, 2020	100,000	2,190	102,190
Trillium Partners LP	December 3, 2020	21,436	258	21,694
Trillium Partners LP	December 8, 2020	27,500	145	27,645
Total		$229,691	$32,466	$262,157
Less: Discount		(85,734)
Net carrying value December 31, 2020		$143,957

The following is a summary of Convertible Promissory Notes at December 31, 2019:

	Issuance:	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued Interest
J.P. Carey Inc.	March 30, 2017	$65,930	$51,980	$117,910
World Market Ventures	Assigned from above	4,000	-	4,000
Carrying value December 31, 2019		$69,930	$51,980	$121,910

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

6. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

At December 31, 2019, the J.P. Carey note balance was $ 69,930 and, including accrued interest of $51,981, totaled $121,910, including the portion assigned to World Market Ventures of $4,000.

During the year ended December 31, 2020:

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note balance to Green Coast Capital International. The assignment carried the same conversion rights as the original note. During the twelve months ended December 31, 2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of December 30, 2020 the assigned note had a principal balance of $10,755 and an interest balance of $848.

J.P. Carey converted the remaining principal balance of $30,930 and $18,020 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029. On December 31,2020 JP Carey assigned $25,000 of the outstanding accrued interest balance to Trillium Partners LP. The assignment carried the same conversion rights as the original note. On December 21,2020 JP Carey converted $10,500 of the outstanding accrued interest balance to 2,884,615 common shares at a price of $0.0039. At December 31, 2020, the remaining JP Carey accrued interest was $20,029, which has been accounted for as having an embedded derivative liability due to the variable conversion price.

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

On April 8, 2020 the Company issued a 0% note to Green Coast under this SPA with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.20 per share. On the date of issuance, the Company recorded a derivative liability of $228,000, resulting in derivative expense of $193,000 and a discount against the note of $35,000 to be amortized into interest expense through the maturity date of October 8, 2020. Green Coast exercised its conversion right on November 17, 2020 and received 175,000 common shares in full settlement of the note.

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

6. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $8,996 of interest at the default rate of 24% for the period from May 29, 2020 to December 31, 2020.

JP Carey Convertible Note dated June 11, 2020

On June 11, 2020, the Company issued a 0% note to JP Carey with a maturity date of January 15, 2021 and received $10,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.01 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.9% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the note becomes immediately due and payable. Under certain default events the Company may incur a penalty of 20% to 50% of the note principal. Further, if the Company fails to comply with the exchange act the conversion price is the lowest price quoted on the trade exchange during the delinquency period.

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 to be amortized into interest expense through the maturity date.

Ellis International LP Convertible Note dated October 13, 2020

On October 13, 2020, the Company issued a 10% convertible note in the principal amount of $100,000 to Ellis International LP with a maturity date of October 13, 2022 and received cash of $95,000 (net of $5,000 deducted for the noteholder’s legal fees). The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be 75% of the 3 day VWAP as reported by Bloomberg LP for the 3 trading days preceding conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 18% per annum and the note becomes immediately due and payable.

At December 31, 2020 the outstanding balance on the note was $100,000 principal and $2,190 accrued interest.

Trillium Partners LP Convertible Note dated December 3, 2020

As discussed in the section describing the JP Carey Convertible Note originally dated March 30, 2017, on December 3, 2020 JP Carey assigned $25,000 of the outstanding interest balance to Trillium Partners LP with the same conversion rights and the 24% default interest rate as the original note. On December 23, 2020 Trillium converted $3,564 of the outstanding balance, $214 of accrued interest and $1,025 of conversion fees (total $ 4,803) to 1,372,200 common shares at a price of $ 0.0035 per share. At December 31, 2020 the remaining principal balance was $ 21,438 and accrued interest was $ 258.

Trillium Partners LP Convertible Note dated December 8, 2020

On December 8, 2020, the Company issued a 8% convertible note in the principal amount of $27,500 to Trillium Partners LP with a maturity date of December 8,2021 and received cash of $25,000 (net of $2,500 deducted for the noteholder’s legal fees). The Note is convertible into common stock, subject to Rule 144, at any time after the issue date The Conversion Price shall be equal to the lower of: (i) the Fixed Price of $0.001 per share ; and (ii) the Variable Conversion Price, being 50% of the lowest trading price for the common stock during the 30 trading day period prior to conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 18% per annum and the note becomes immediately due and payable.

At December 31, 2020 the outstanding balance on the note was $27,500 principal and $145 accrued interest.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at December 31, 2020, using Monte Carlo simulations and the following range of assumptions:

Volatility	329% – 610%
Risk Free Rate	0.09%- 0.65%
Expected Term	0.25 – 1.781

6. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The following is a summary of activity related to the embedded conversion options derivative liabilities for the twelve months ended December 31, 2020.

Balance, December 31, 2019	$-
Initial derivative liabilities charged to operations	1,106,500
Initial derivative liabilities recorded as debt discount	201,500
Change in fair value loss	12,000
Balance, December 31, 2020	$1,320,000

7. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes.

8. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of December 31, 2020:

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

(ii)	Lawsuit Contingency-Integrity Media, Inc.

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

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. On April 12, 2021 the cash amount was paid by cashier’s check. However, at the date of this filing the preferred shares have not been returned.

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at December 31, 2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

(iii)	Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at December 31,2020 has been established.

(iv)	Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at December 31, 2020 has been established for these claims.

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

9. COMMON AND PREFERRED STOCK

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

During the year ended December 31, 2020, the Company:

Cancelled 2,000 shares of common stock valued at $500 previously issued to an investor under a securities purchase agreement and returned the $500 to the investor.

Issued 7,005,855 shares of common stock on conversion of $127,524 of convertible notes, and accrued interest, at a fair value of the shares of $215,015, based on the quoted trading price on the conversion dates resulting in a loss on extinguishment of $87.491.

Issued 5,736,333 shares of common stock and recorded the obligation to issue a further 506,667 common shares, collectively valued at $552,050 based on the quoted price on the grant dates, in payment for services primarily to music artists providing live performances for the July 24, 2020 launch of the Fan Pass app.

9. COMMON AND PREFERRED STOCK (CONTINUED)

Recorded the obligation to issue 36,193,098 and 63,275,243 additional shares of common stock based on the first and second reset dates in accordance with the debt restructuring agreement (See note 5).

Issued 750,000 common shares to Integrity Media pursuant to the Company’s settlement agreement, which Integrity Media advised had a realized value of $16,625.

Issued 7,196,264 common shares to parties where the original liability required the obligation to record such shares as issuable.

Issued 54,076 common shares to the Company’s founder upon conversion of 3 Series A Preferred Shares to meet their personal commitment to transfer certain common shares to the investors.

Recorded the obligation to issue 2,250,000 common shares in consideration for $ 60,000 received in cash.

Issued 26,527,179 common shares upon conversion of Series C preferred stock having a value of $353,678.

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

During the year ended December 31, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and amortized $52,218 as sales and marketing expense as of December 31, 2020, with $83,399 remaining as prepaid expense. Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, returned an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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

9. COMMON AND PREFERRED STOCK (CONTINUED)

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

Because Series C preferred shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a total premium of $114,755 recorded as of June 30, 2020. In addition, the Company recorded a cumulative dividend payable of $11,885 as of June 30, 2020 to the mandatorily redeemable Series C convertible preferred stock liability with this amount being recorded as interest expense since the Series C liability must be reflected at redemption value.

During the three months ended September 30, 2020 the holder of the Series C converted 62,500 Series C shares to 3,822,958 common shares for a redemption value of $96,750 including accrued dividends plus premium of $38,292, which totaled $135,042 recorded into equity.

9. COMMON AND PREFERRED STOCK (CONTINUED)

During the three months ended December 31, 2020 the holder of the Series C converted 101,300 Series C shares to 22,704,221 common shares for a redemption value of $218,655 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended December 31,2020 a total of 149,600 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $136,000 cash and premiums totaling $60,302 were recorded during this period with respect to these issuances. At December 31, 2020 the remaining liability totals $285,605, represented by a remaining balance of $184,850 in redeemable Series C stock, together with the related premium of $74,701 and accrued dividends of $26,054.

10. SHARE PURCHASE WARRANTS

Activity in 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)
Balance, December 31, 2018	60,908	72.00
Balance, December 31, 2019	60,908	72.00
Balance, December 31, 2020	60,908	72.00	0.6

11. STOCK-BASED COMPENSATION

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

12. FAIR VALUE MEASUREMENTS

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

12. FAIR VALUE MEASUREMENTS (CONTINUED)

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

As of December 31, 2020 there was a derivative measured at fair value on a recurring basis presented on the Company’s balance sheet, as follows:
Liabilities at Fair Value
December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative Liability	-	-	$1,320,000	$1,320,000

As of December 31, 2019 there was a derivative measured at fair value on a recurring basis presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value December 31, 2019

	Level 1	Level 2	Level 3	Total
Derivative Liability	-	-	$12,778,000	$ 12,778,000

13. INCOME TAXES

A reconciliation of the difference between the income tax benefit computed at the federal statutory rate of 21%, and the provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Computed tax benefit	$(866,327)	$(2,138,516)
State taxes	(152,872)	(394,200)
Permanent differences	495,841	1,887,855
Change in tax rate and other	-	1,143,792
Change in valuation allowance	530,170	(498,931)
	$-	$-

13. INCOME TAXES (CONTINUED)

The Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred Tax Assets:
Net operating losses	$3,636,082	$3,187,626
Accrued payroll	288,162	194,843
Reserve contingency	245,819	257,415
Unrealized loss on investment	186,533	186,533
	4,356,596	3,826,417
Valuation Allowance	(4,356,596)	(3,826,417)
	$-	$-

The Company has net operating losses of $14,619,765$, of which $10,457,080 expires through 2037 and $4,162,685 may be carried forward indefinitely subject to annual usage limitations. The Company has established a 100% valuation allowance against its net deferred tax assets as it is more likely than not they will not be able to utilize such deferred assets in the future. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $530,179.

14. SUBSEQUENT EVENTS.

Subsequent to December 31, 2020, the Company issued 4 new convertible notes for Principal totaling $437,500 and received net proceeds totaling $358,500, after deductions for the holders’ legal and due diligence fees of $29,000, Original Issue Discounts of $40,000 and a Finder’s Fee of $10,000, The Finder was also issued 3 year warrants on 1,000,000 common shares exercisable at $0.01 per share and on 350,000 common shares exercisable at $0.025 per share. The Company also issued 3,500,000 common shares (valued at $62,500 at time of issuance) to 1 of the convertible note holders in payment of the holder’s commitment fee, plus the issuance of 3 year warrants on 3,500,000 of the Company’s common stock at an exercise price of $0.025 per share. In addition, 2 of the convertible note holders were issued an aggregate of 60,000,000 5 year warrants exercisable at $0.005 per share and were granted a security interest in substantially all of the Company’s assets.

Subsequent to December 31,2020 the Company issued 1 new 8% convertible note, maturing July 1,2021, for Principal of $9,200 in settlement of a financing fee. At any time prior to maturity the note is convertible to the Company’s common shares at the lower of (a) $0.10 per share or (b) at a discount of 40% from the average of the lowest 2 closing prices in the 10 trading days prior to conversion.
.
Subsequent to December 31, 2020 the Company raised $255,000 by issuing 296,450 shares of Series C preferred stock, net of legal and due diligence fees totaling $ 14,350 deducted by the purchasers.

Subsequent to December 31, 2020 the Company issued 5,500,894 common shares on the conversion of 23,500 shares of Series C preferred stock including the payment of Series C preferred dividends totaling $940.

Subsequent to December 31, 2020 the Company issued 31,532,405 common shares on conversion of convertible notes , at contractual rates,on Principal of $158,516, accrued interest of $ 627 and payment of holder’s legal and due diligence fees of $8,600, representing an overall average conversion rate of approximately $0.00532.

Subsequent to December 31, 2020 the Company issued 49,766,310 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Subsequent to December 31, 2020, on March 29, 2021 the Company received Notice of Qualification from the Securities and Exchange Commission indicating approval for the Company to proceed to raise financing of up to $5 million through an offering of up to 500,000 Series Convertible Preferred Stock at the offering price of $10.00 per share, pursuant to Tier 2 of Regulation A of the Securities Act. On April 15, 2021 and April 23,2021 the Company executed 2 Stock Subscription Agreements , each for the sale of 15,000 Series D Preferred stock at the offering price of $10.00 per share, and received a total of $300,000 on April23, , 2021. A second Stock Subscription Agreement was also executed on April 15, 2021 for 25,000 Series D Preferred stock at the offering price of $10.00 per share, with the subscription payment of $250,000 being receivable at the date of this filing.

Subsequent to December 31, 2020, the Company issued 15,000,000 common stock options at an exercise price of $0.014 to 5 of its employees, of which 5,000,000 vest quarterly through January 11, 2023 and 10,000,000 vest quarterly through January 11, 2024. The valuation of these stock options totaling pursuant to the requirements of Black Scholes was calculated to amount to $194,700, which shall be recognized as an expense $ 75,700 in 2021, $75,700 in 2022 and $43,300 in 2023. In addition, the Company issued 1,500,000 common stock options at an exercise price of $0.15 per share, vesting quarterly through January 29, 2023. The valuation of this stock option pursuant to the requirements of Black Scholes was calculated to amount to $24,750, which shall be recognized as an expense $11,344 in 2021, $12,375 in 2022 and $1,031 in 2023.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls alsois based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano,Jr	CEO,CFO, Secretary and Director	52	January 31, 2014
Dean Rositano	President, CTO and Director	49	January 31, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Rositano Jr, CEO, CFO, Secretary and Director:

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

The Company believes Messrs. Robert and Dean Rositano are well qualified to serve as director and officers of the Company due to each of them having twenty years of experience working with high technology companies, many of which have been in the social media or internet community space and directly relate to the Friendable and Fan Pass apps. They have each had experience in successfully raising capital, managing and growing teams of people in the areas of product development, internet / mobile marketing, and IT, as well as architecting, building, scaling and launching high volume consumer products, from internet websites to mobile applications.

Family Relationships

Robert Rositano Jr, age 52, and Dean Rositano, age 49, are brothers.

Board Composition and Committees and Director Independence

Robert Rositano Jr and Dean Rositano currently serve on our board of directors. We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board carries out the functions of nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

Dean Rositano and Robert Rositano Jr are both directors and 7.5% and 7.5% stockholders respectively of Checkmate Mobile, Inc. (“CMI”). At CMI, Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano Jr serves as Chief Executive Officer. They will both continue their respective roles at CMI while serving as directors and officers of Friendable, Inc.

During the year ended December 31, 2020, the Company incurred $47,500, $485,037 and $60,000 (2019: $24,068, $299,124, and $58,883) in app hosting, software development and support, and rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support, and general and administrative expenses. As of December 31, 2020, due to related party represents $190,320 due to CMI (December 31, 2019: due from CMI $30,083).

Dean Rositano and Robert Rositano Jr are both directors and stockholders of Friendable, Inc. At Friendable, Inc., Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano Jr serves as Chief Executive Officer, Chief Financial Officer and Secretary. The majority stockholder of Friendable, Inc. is Copper Creek Holdings, LLC, a Nevada limited liability company owned and managed by Robert Rositano Jr and his wife, Stacy Rositano.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2020, 2019 and 2018:

Name and		Salary Incurred (1)(2)	Bonus	StockAwards	OptionAwards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
Robert Rositano, Jr.	2020 2019	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
CEO, CFO, Secretary, & Director	2018	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000

Dean Rositano	2020 2019	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
President and CTO	2018	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000

Frank Garcia*	2020 2019	73,333 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	73,333 100,000
CFO*	2018	100,000	Nil	Nil	Nil	Nil	Nil	Nil	100,000
(*resigned August 31, 2020)

Notes:

(1)
The above listed officers had accrued salaries of $783,416 at December 31, 2019 and $798,580 at December 31, 2018. During the year ended December 31, 2019, three officers forgave $400,000 in accrued salaries as part of the debt restructuring agreement. At December 31,2020 the aggregate accrued compensation to such officers totaled $1,156,749 (including $238,314 accrued for Frank Garcia through August 31, 2020).

(2)	The officers’ salary incurred (and total compensation) for the year ended December 31,2020 totaled $150,000 for Robert Rositano Jr., $150,000 for Dean Rositano and $73,333 for Frank Garcia.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below.

Employment Agreement – Robert Rositano Jr

Effective January 19, 2014, the Company, entered into an employment agreement with Robert Rositano to serve as Chief Executive Officer and Secretary of Friendable, Inc. for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement. Robert Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Robert Rositano. The employment agreement provides, among other things, that Robert Rositano will be eligible for participation in any employee benefit plan,retirement plan, and option plan maintained by Friendable, Inc.; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Robert Rositano in connection with the performance of his duties as Chief Executive Officer and Secretary. During the year, only a portion of the salary was paid and the balance was accrued. Upon a successful launch of Friendable, Inc.’s products and services and reaching the first 1,000,000 registered users, Robert Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When Friendable, Inc. reaches a cumulative 5,000,000 registered users or more, Robert Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals are achieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If Friendable, Inc. is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Robert Rositano’s sole discretion. The Company may terminate Robert Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Robert Rositano’s vote. If we terminate Robert Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Robert Rositano shall be entitled to his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Robert Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salaryand commission schedule in effect on the date of termination for a period of twelve (12) months. If Robert Rositano, however, terminates his employment prior to the end of the employment period without cause, Robert Rositano shall not be entitled to any severance and the Company shall have no further liability to Robert Rositano. He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

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

Employment Agreement – Dean Rositano

Effective January 19, 2014, the Company, entered into an employment agreement with Dean Rositano to serve as President and Chief Technology Officer of Friendable, Inc. for a term of two years with automatic renewals for similar two year periods pursuant to the terms of the agreement. Dean Rositano’s duties shall include the duties and responsibilities for the Company’s corporate and administration offices and positions as set forth by the Company and such other duties and responsibilities as the board of directors may from time to time reasonably assign to Dean Rositano. The employment agreement provides, among other things, that Dean Rositano will be eligible for participation in any employee benefit plan, retirement plan, and option plan maintained by Friendable, Inc.; receive a base salary of $150,000 per year; and receive reimbursement for ordinary and necessary business expenses incurred by Dean Rositano in connection with the performance of his duties as President and Chief Technology Officer. During the year, only a portion of the salary was paid and the balance was accrued. Upon a successful launch of Friendable, Inc.’s products and services and reaching the first 1,000,000 registered users, Dean Rositano will receive a bonus of $50,000 and his base salary will be increased to $200,000 annually. When Friendable, Inc. reaches a cumulative 5,000,000 registered users or more, Dean Rositano will receive a bonus of $75,000 and his base salary will be increased to $250,000 annually. After the above goals areachieved, his base salary will begin being increased semi-annually at a minimum rate of 10% or higher, as determined by the board of directors or a committee established by the board of directors for compensation purposes. If Friendable, Inc. is unable to pay executive salary or bonuses, the amounts owed will be accrued as a convertible note. The note can be converted into common stock, at Dean Rositano’s sole discretion. The Company may terminate Dean Rositano’s employment prior to the end of his employment period by a majority vote of the board of directors, excluding Dean Rositano’s vote. If we terminate Dean Rositano’s employment prior to the end of his employment period without cause, which shall also include termination in the event of a change in control, Dean Rositano shall be entitled to his base salary in effect on the date of his termination for a period of twenty-four (24) months following the date of such termination, in one lump sum payment within fourteen (14) days of termination or as otherwise agreed to in writing. Furthermore, any unvested options granted to Dean Rositano will immediately vest. If we terminate his employment with cause, he will be entitled to his base salary and commission schedule in effect on the date of termination for a period of twelve (12) months. If Dean Rositano, however, terminates his employment prior to the end of the employment period without cause, Dean Rositano shall not be entitled to any severance and the Company shall have no further liability to Dean Rositano. He is also permitted to pursue other business interests not in conflict with the Company, including serving as officers and directors of other public companies.

On April 3, 2019, the Company entered into a new employment agreement with Dean Rositano. Pursuant to that agreement, the Company shall pay Rositano an aggregate annual salary at the rate of $150,000 (One Hundred Fifty Thousand Dollars) (the “Base Salary”). Upon a successful launch of the company’s Fan Pass mobile app or website, and reaching its first 50,000 subscribers, Rositano will receive a bonus of $50,000 and the Base Salary will be increased to $200,000 annually. In addition, when the Company reaches a cumulative 100,000 subscribers or more, Rositano will receive a bonus of $75,000 and theBase Salary shall be increased to $250,000 annually. After the above goals are achieved, the Base Salary shall increase annually at a minimum rate of ten percent (10%) as determined by the Board of Directors or a Committee established by the Board of Directors for compensation purposes (the “Compensation Committee”), based on Rositano’s performance. Rositano shall be entitled to participate in the Company’s stock option plan if and when it is put in place. Details will be determined by the board of directors or compensation committee at such time.

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

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders. The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. Thetotal aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the time of any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the Titan Iron Ore Corp. and iHookup merger transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

The following tabulation shows, as of April 22, 2021, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	9,246 (1)	Direct	46.73%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano126 Sea Terrace Way,Aptos, CA 95003	1,882	Direct	9.51%

Series A preferred	Copper Creek Holdings, LLC (2)7960 B Soquel Dr., Suite #146Aptos, CA 95003	14,730	Direct	74.45%
	-Robert Rositano	7,365		37.22%
	-Stacy Rositano	7,365		37.22%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	9,246 (1)	Direct and	46.73%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	1,882	Direct	9.51%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	11,128 (1)	Direct and Indirect	60.63%

(1)	Includes the shares beneficially owned by Robert Rositano Jr through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano Jr and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 19,789 shares of Series A preferred stock issued and outstanding as of December 31, 2020.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Directors

Common stock	Copper Creek Holdings, LLC (2)7960 B Soquel Dr., Suite #146Aptos, CA 95003	15,596	Direct	*
	-Robert Rositano	7,798		*
	-Stacy Rositano	7,798		*

Common stock	Robert A Rositano Jr.	17,026 (1)	Direct and	*
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	9,245	Direct	*
	126 Sea Terrace Way,
	Aptos, CA 95003

	(b) Executive Officers

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(c) Officers and Directors as a Group for common stock	26,271 (1)	Direct and Indirect	0.051%

*	Less than 1%.

(1)	Includes the shares beneficially owned by Robert Rositano Jr through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano Jr and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 51,665,821 of common stock issued and outstanding as of December 31, 2020.

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

During the year ended December 31, 2020, the Company incurred $418,333 (2019: $459,200) in salaries and payroll taxes to officers and directors with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2020, the Company incurred $47,500, $485,037 and $60,000 (2019: $24,068, $299,124, and $58,883) in app hosting, software development and support and rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support and general and administrative expenses.

During the year ended December 31, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock. In addition, concurrent with the issuance of 118 Series A Shares to Eclectic Artists LLC, a talent agency, pursuant to the terms of a Partner Agreement the same two directors returned 118 Series A Preferred shares to the Company’s treasury.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 (December 31, 2019: $4,500) from an officer and director and from a company with an officer and director in common.

As of December 31, 2020, accounts payable related party includes $190,320 (December 31, 2019: due from related party $30,083) representing amounts due to/from a company with two officers and directors in common for services provided by that company, and accounts payable and accrued expenses includes $918,408 (December 31, 2019: $783,416) payable in salaries to directors and officers of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

The holders of preferred stock are entitled to cast votes equal to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible. The total aggregate issued shares of Series A Preferred Stock at any given time regardless of their number shall be convertible into the number of shares of common stock which equals nine (9) times the total number of shares of common stock which are issued and outstanding at the timeof any conversion, at the option of the preferred holders or until the closing of a Qualified Financing (i.e. the sale and issuance of our equity securities that results in gross proceeds in excess of $2,500,000) at one time or in the same round. As a result of the transaction, the former iHookup stockholders received a controlling interest in the Company due to the voting rights of the Series A Preferred Stock being connected to their super-majority conversion rights.

As described above, Dean Rositano and Robert Rositano have both been appointed directors and officers of Friendable, Inc. Dean Rositano also serves as President and Chief Technology Officer, while Robert Rositano serves as Chief Executive Officer, Chief Financial Officer and Secretary.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company has engaged a new audit firm, Salberg & Company, P.A. (“Salberg”) to perform the audit for the year ended December 31, 2019. Manning Elliott LLP (“Manning Elliott”) performed the reviews for the first 3 quarters of 2019. The aggregate fees billed by our auditors for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Salberg	Salberg	Manning Elliott
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fee Category	31-Dec-20	31-Dec-19	31-Dec-19
Audit Fees (1)	$58,300	$28,000	$19,058
Audit Related Fees (2)	645	-	-
Tax Fees (3)	-	-	15,400
All Other Fees (4)	-	-	-
Total	$58,945	$28,000	$34,458

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.2	Designation of Series B Preferred stock dated April 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on June 14, 2019)
3.3	Designation of Series C Preferred stock dated November 25, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
3.4	Designation of Series D Preferred Stock
3.5	Material Agreement between the Company and Answering Legal (Incorporated by reference to Form 1A/A filed with the SEC on March 5, 2021)
3.6	Securities Purchase Agreement dated May 20, 2020 between the Company and JP Carey Enterprises, Inc.
3.7	Replacement Convertible Promissory Note dated April 5, 2020 between the Company and Green Coast Capital international
3.8	Securities Purchase Agreement dated April 8, 2020 between the Company and Green Coast Capital International
3.9	Convertible Promissory Note dated June 11, 2020 between the Company and JP Carey Enterprises
3.10	Convertible Promissory Note dated May 20, 2020 between the Company and JP Carey Enterprises
3.11	Convertible Note dated October 13, 2020 between the Company and Ellis International LP
3.12	Securities Purchase Agreement dated December 8, 2020 between the Company and Trillium Partners LP
3.13	Convertible Promissory Note dated December 8, 2020 between the Company and Trillium, Partners LP
3.14	Series C Preferred Stock purchase agreement dated March 24, 2020 between the Company and Geneva Roth Remark Holdings, Inc.
3.15	Series C Preferred Stock purchase agreement dated October 27, 2020 between the Company and Geneva Roth Remark Holdings, Inc.
3.16	Series C Preferred Stock purchase agreement dated December 15, 2020 between the Company and Geneva Roth Remark Holdings, Inc.
3.17	Series C Preferred Stock purchase agreement dated December 22, 2020 between the Company and Geneva Roth Remark Holdings, Inc.
10.37
Convertible Note by and between the Company and JP Carey Enterprises, Inc. dated March 30, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)

10.38	Settlement Agreement by and between the Company and Joseph C. Canouse dated April 7, 2017 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on April 14, 2017)
10.46	12% Convertible Loan Or Promissory Note Dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 21, 2018)
10.47	Debt Restructure Agreement dated December 14, 2018 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on March 15, 2019)
10.48	Robert Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10K previously filed with the SEC on April 16, 2019)
10.49	Dean Rositano Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10K previously filed with the SEC on April 16, 2019)
10.50	Frank Garcia Employment Agreement dated April 3, 2019 (Incorporated by reference to the Annual Report on form 10K previously filed with the SEC on April 16, 2019)
10.53	Settlement Agreement with Integrity Media dated September 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on September 30, 2019)
10.55	Security Purchase Agreement for Preferred C Stock dated November 19, 2019 (Incorporated by reference to the Annual Report on form 10-K, previously filed with the SEC on June 30, 2020)
10.56	Amendment to the Restructuring Agreement dated December 26, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
10.57	Security Purchase Agreement for Preferred C Stock dated December 11, 2019 (Incorporated by reference to the Current Report on form 8K, previously filed with the SEC on December 31, 2019)
31.1**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2**	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1***	Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE INC.

Date: April 27, 2021	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Chief Financial Officer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2021	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Secretary, and Director(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

Date: April 27, 2021	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director