Form 10-Q
period 2021-03-31
Friendable, Inc.
filed 2021-05-24
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

217,671,422 shares of common stock outstanding as of May 21, 2021, of which 53,780,769 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$194,253	$52,702
Accounts receivable	-	12,500
Prepaid expenses	61,126	83,399
Total Current Assets	255,379	148,601

Total Assets	$255,379	$148,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,544,683	$2,447,706
Accounts payable - related party	75,321	190,320
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	115,020	143,957
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 446,050 and 173,100 issued and outstanding at March 31, 2021 and December 31, 2020, including a premium of $181,385 and $74,701 respectively (liquidation value $ 452,759 at March 31, 2021)	634,143	285,605
Derivative liabilities	3,053,000	1,320,000
Liability to be settled in common stock	988,375	988,375
Total Current Liabilities	7,471,542	5,436,963

Commitments and contingencies (Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,786 and 19,786 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively. (Liquidation value $284,000)	28	28
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 132,965,430 and 51,665,821 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13,297	5,167
Common stock issuable, $0.0001 par value, 62,780,769 and 103,547,079 shares at March 31, 2021 and December 31, 2020, respectively.	6,277	10,354
Additional paid-in capital	31,818,435	31,269,833
Common stock subscription receivable	-	(4,500)
Accumulated deficit	(39,054,202)	(36,569,246)
Total Stockholders’ Deficit	(7,216,163)	(5,288,362)

Total Liabilities and Stockholders’ Deficit	$255,379	$148,601

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUES
Technology services	$-	$117,972
Subscription and merchandising sales	1,305	416
	1,305	118,388

OPERATING EXPENSES:
App hosting	7,500	9,000
Commissions	159	125
General and administrative	380,685	162,209
Software development and support	97,500	151,797
Revenue shares	861	-
Investor relations	18,716	123,266
Sales and marketing	55,633	-
Total operating expenses	561,054	446,397

LOSS FROM OPERATIONS	(559,749)	(328,009)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(266,372)	(24,469)
Loss on initial derivative expense	(1,796,835)	-
Loss on settlement of derivatives	-	(898,138)
Gain (loss) on change in fair value of derivative	138,000	(297,000)
	(1,925,207)	(1,219,607)

NET LOSS	(2,484,956)	(1,547,616)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic and Diluted	180,089,850	24,213,977

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of Convertible notes	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Common shares issued in payment of loan commitment fee	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Issuance of common stock previously issuable	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amorization of value of employee stock options	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net loss	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)
Balance, March 31, 2021	19,786	$2	284,000	$28	132,965,430	$13,297	62,780,769	6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2020
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2019	19,789	$2	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of Convertible notes	-	-	-	-	362,595	36	-	-	19,914	-	-	19,950

Common shares issued for services	-	-	-	-	600,000	60	-	-	89,940	-	-	90,000

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Issuance of common stock previously issuable	-	-	-	-	2,575,746	258	(2,575,746)	(258)	-	-	-	-

Conversion of Series A preferred into common stock	(3)	-	-	-	54,076	5	-	-	(5)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)
Balance, March 31, 2020	19,786	$2	284,000	$28	7,988,531	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,484,956)	$(1,547,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on debt extinguishment, net	-	898,138
Non-cash loan fees deducted from proceeds	29,000	-
Debt conversion fees	8,600	-
Stock option expense	20,988	-
Common stock issued for services	-	90,000
Amortization of debt discount	93,629	-
Initial derivative expense	1,796,835	-
(Gain) Loss on change in fair value of derivative	(138,000)	297,000
Accrual of dividend on Preferred C Stock	-	3,682
Premium and accretion on stock settled debt	129,777	13,479
Change in operating assets and liabilities:
Accounts receivable	12,500	(2)
Due from related party	-	30,083
Prepaid expenses	22,272	30,000
Accounts payable - related party	(115,000)	51,412
Accounts payable and accrued expenses	138,055	120,647
NET CASH USED IN OPERATING ACTIVITIES	(486,299)	(13,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	269,350	33,000
Refund on canceled common stock subscription	-	(500)
Proceeds from issuance of convertible notes	358,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	627,850	32,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	141,551	19,323

CASH AND CASH EQUIVALENTS - beginning of period	52,702	11,282

CASH AND CASH EQUIVALENTS - end of period	$194,253	$30,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$4,500	$-
Conversion of convertible notes and accrued interest to common stock	$159,142	$19,950
Premiums on Series C redeemable preferred shares	$50,589	$-
Reduction of derivative liability based on reset common shares issuable	$-	$7,521,000
Debt discounts on convertible debt	$446,700	$-

Cash consists of :
Cash	$194,253	$30,605

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

Presently, until our apps gain greater adoption from paying subscribers through increased awareness, coupled with additional compelling and exclusive digital content to produce higher revenue levels, though December 31, 2020 the Company had largely supported its operations through the sale of its software services, and specifically its app development services, under a contractual relationship since inception with a third party. This services contract ended in 2020 and has not yet been replaced with any other similar software services with another customer. Presently, the Company’s only revenue is from its own Friendable and Fan Pass apps, which have various revenue streams currently being tested for long term and/or recurring monthly viability. The Company is actively developing an enhanced version of its Fan Pass application for release in the second half of 2021.

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $0.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being “Gross Sales” minus “Cost of Goods Sold” as defined in the agreements) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock.

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value $0.0001 per share (“Common Stock”)(the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

1. NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

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

In conjunction with the Company’s intention to raise future financing of up to $5 million through an offering of up to 500,000 Series D convertible Preferred Stock at the offering price of $10.00 per share, on March 29, 2021 the Company received a Notice of Qualification from the Securities and Exchange Commission indicating approval from the Company to proceed with the offering pursuant to Tier 2 of Regulation A of the Securities Act, which provides exemption from registration of such securities. Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares at 80% of the average closing price reported on OTCMarkets for the 20 trading days preceding conversion. On April 5, 2021 the Company filed the necessary Certificate of Designation with the state of Nevada to designate 500,000 shares of Series D Preferred stock from the Company’s total authorized and unissued Preferred Stock.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021, the Company has a working capital deficiency of $7,216,163, an accumulated deficit of $39,054,202 and has a stockholder’s deficit of $7,216,163 and its operations continue to be funded primarily from sales of its stock, the issuance of convertible debentures and short-term loans. During the three months ended March 31, 2021 the Company had a net loss and net cash used in operations of $2,484,956 and $ 486,299, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2020 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission April 28, 2021.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three months ended March 31, 2021 the Company derived its only revenue of $1,305 from subscription fees and merchandising sales from its Friendable and Fan Pass apps, which revenues were recognized when received. During the three months ended March 31, 2020 the Company derived revenue primarily from the development of apps for a third party of $117,972, which was recognized upon completion of services, and secondarily from subscription fees from the Friendable Pass app totaling $416, which was recognized when received.

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the three months ended March 31, 2021 the Company incurred a revenue sharing expense of $861, and had a cumulative revenue share liability of $1,507 at March 31, 2021, which is included in accounts payable and accrued expenses.

Sales and Marketing Costs

The Company’s policy regarding sales and marketing costs is to expense such costs when incurred. During the three months ended March 31, 2021, the Company incurred $55,633 (March 31, 2020: $0) in sales and marketing costs, primarily for social media promotion programs and $22,273 amortization of deferred expense (see Eclectic Artists Series A Preferred stock).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

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

Derivative liabilities

The Company has a financial instrument associated with a debt restructuring agreement and conversion options embedded in convertible debt. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense partly as part of gain or loss on debt extinguishment and partly included in the gain or loss on change in fair value of derivatives.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation.

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares, vesting quarterly over 3 years, were issued to a prospective employee, at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $20,988 for the three months ended March 31, 2021 (2020: $0).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At March 31, 2021 and December 31, 2020, the Company did not have any allowance for doubtful accounts.

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

Concentrations

In each of the two years in the period ended December 31, 2020 we derived approximately 99% of our revenue from one client by providing certain project based software development services. That project was completed by the end of 2020. Since January 1, 2021 the Company’s sole source of revenue has been minimal receipts from subscribers to the Friendable and Fan Pass apps and from Fan Pass related merchandising sales. There are inherent risks whenever a large percentage of total revenues are concentrated with one primary client. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for technology and software products and services from other similar clients. Until revenues generated from the Friendable and Fan Pass apps increase significantly the loss of this primary client, or the failure to retain similar clients, will negatively affect our revenues and results of operations and/or trading price of our common stock.

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

As of March 31, 2021, there were approximately 2,004,862,631 potentially dilutive shares outstanding, as follows.

Potential dilutive shares

81,802,908	Warrants and Stock Options outstanding
120,899,936	Common shares issuable upon conversion of convertible debt
1,761,715,791	Total shares issuable upon conversion of Preferred Series A shares
1,136,000	Total shares issuable upon conversion of Preferred Series B shares
39,607,996	Total shares issuable upon conversion of Preferred Series C shares
2,004,862,631

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As of March 31, 2021 the Company has no lease obligations.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2021, the Company incurred $110,489 (March 31, 2020: $114,800) in salaries and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the three months ended March 31, 2021, the Company incurred $7,500, $97,500, and $15,000 (March 31, 2020: $9,000, $150,000, and $15,000) in app hosting, software development and support and office rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the 3 months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of March 31, 2021 accounts payable, related party includes $75,321 (December 31, 2020: $190,320) due to a company with two officers and directors in common, and $988,908 (December 31, 2020: $918,408) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

4. CONVERTIBLE DEBENTURES

On March 26, 2019 the Company entered into a Debt Restructuring Agreement (the “Agreement”) with Robert A. Rositano Jr. (“Robert Rositano”), Dean Rositano (“Dean Rositano”), Frank Garcia (“Garcia”), Checkmate Mobile, Inc. (“Checkmate”), Alpha 019 Capital Anstalt (“Alpha”), Coventry Enterprises, LLC (“Coventry”), Palladium Capital Advisors, LLC (“Palladium”), EMA Financial, LLC (“EMA”), Michael Finkelstein (“Finkelstein”), and Barbara R. Mittman (“Mittman”), each being a debt holder of the Company. Subsequent to March 26, 2019 Alpha sold all of its convertible debentures to Ellis International LP (“Ellis”).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

The debt holders agreed to convert their debt of approximately $6.3 million and accrued interest of approximately $1.8 million into an initial 5,902,589 shares of common stock as set forth in the Agreement upon the Company meeting certain milestones including but not limited to: the Company effecting a reverse stock split and maintaining a stock price of $1.00 per share; being current with its periodic report filings pursuant to the Securities Exchange Act; certain vendors and Company employees forgiving an aggregate of $1,000,000 in amounts owed to them; the Company raising not less than $400,000 in common stock at a post-split price of not less than $.20 per share; and certain other things as further set forth in the Agreement. The debt holders will be subject to certain lock up and leak out provisions as contained in the Agreement. As part of the Agreement the parties signed a Rights to Shares Agreement. Whereas the Agreement called for all the shares to be delivered at closing, the holders are generally restricted to beneficial ownership of up to 4.99% of the company’s common shares outstanding. The Rights to Shares Agreement allows for the Company to issue shares to each holder up the 4.99% limitation while preserving the holders’ rights to the total shares in schedule A of the Agreement. Accordingly, the 5,902,589 common shares were recorded as issuable in equity. On December 26, 2019, all parties signed an amendment to the Agreement which set forth, among other things, the following:

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

Through the final reset date discussed below the Company adjusted its derivative liability to fair value at each reporting and settlement date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the obligations to issue common stock pursuant to the Debt Restructuring Agreement, as amended, using Monte Carlo simulations and the following assumptions:

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

During the three months ended March 31, 2021 Ellis International LP requested and was issued a total of 28,211,310 common shares, Coventry Enterprises requested and was issued a total of 9,375,000 common shares, and Barbara Mittman requested and was issued a 3,180,000 common shares, all against their respective entitlements under the debt settlement agreement, which were reclassified from issuable shares.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

The following is a summary of activity related to the reset provision derivative liability through the final reset date of July 2, 2020:

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at December 31,2020 and March 31, 2021	$-

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at March 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	May 20, 2020	$60,000	$12,547	$72,547
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
J.P.Carey Inc.	March 3, 2021	150,000	1,151	151,151
Green Coast Capital International	April 6, 2020	10,755	1,061	11,816
Ellis International LP	October 13, 2020	100,000	4,656	104,656
Trillium Partners LP	December 8, 2020	6,500	981	7,481
Trillium Partners LP	January 22, 2021	27,500	410	27,910
Trillium Partners LP	March 3, 2021	150,000	1,151	151,151
Anvil Financial
Management LLC	January 1, 2021	9,200	181	9,381
FirstFire Global
Opportunities Fund LLC	March 9, 2021	110,000	663	110,663
Total		633,955	$22,801	$656,756
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Discounts		(438,806)
Net carrying value March 31, 2021		$115,020

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The following is a summary of Convertible Promissory Notes at December 31, 2020:

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

The derivative fair value of the above at March 31, 2021 and at December 31, 2020 is $3,053,000 and $1,320,000, respectively.

Further information concerning the above Notes is as follows:

JP Carey Convertible Note dated March 30, 2017 and assignments.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

During the year ended December 31, 2020:

J.P. Carey converted $30,930 of principal and $18,020 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the year ended December 31,2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of December 31, 2020 and March 31,2021 the assigned note had a principal balance of $10,755 and an accrued interest balance of $848 and $1,061, respectively, which has been accounted for as having a derivative liability due to the variable conversion price.

On December 3, 2020 JP Carey assigned $25,000 of the accrued interest balance to Trillium Partners LP. The assignment carried the same conversion rights as the original note. On December 23, 2020 Trillium converted $3,564 of principal, $ 214 of interest and $1,025 conversion fee into 1,372,200 common stock at an average price of $0.0035. As of December 31, 2020 the assigned note had a principal balance of $21,436 and an accrued interest balance of $258. On January 18, 2021 Trillium converted $8,317 of principal, $310 of interest and $1,025 conversion fee into 2,413,023 common stock at an average price of $0.004 and on January 27, 2021 Trillium converted the remaining balance of $13,119 of principal, $95 of interest and $1,025 conversion fee into 2,819,582 common stock at an average price of $0.00505. As of March 31, 2021 therefore, this assigned note has been fully converted to common shares by Trillium.

As of December 31, 2020 the remaining accrued interest on the original JP Carey note was $20,029.

During the three months ended March 31, 2021 JPCarey claimed a total of six additional conversions to common stock totaling $120,580, represented $116,080 in accrued interest and $4,500 in conversion fees, and receive a total of 22,115,058 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believes that a cumulative amount of $80,129 has been received by JPCarey in excess of the remaining balance due. The Company is presently in negotiation with JPCarey to apply this excess to additionally retire the two outstanding JP Carey notes of $ 60,000 and $10,000, together with all accrued interest thereon, described on page 14.

Green Coast Capital International Securities Purchase Agreement and Convertible Note dated April 8, 2020

On April 8, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agreed to sell to the holder convertible notes in amounts up to $150,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The pro rata 20% pays out two times the initial investment and continues at 5% for a period of five years.

On April 8, 2020, pursuant to the Securities Purchase Agreement, the Company issued a 0% note to Green Coast with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. On the date of issuance, the Company recorded a derivative liability of $228,000, resulting in derivative expense of #193,000 and a discount against the note of $35,000 to be amortized into interest expense through the maturity date of October 8, 2020.

Green Coast exercised its conversion right on November 17, 2020 and received 175,000 common shares in full settlement of the outstanding principal.

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

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $12,547 of interest at the default rate of 24% for the period from May 29, 2020 to March 31, 2021.

JP Carey Convertible Note dated June 11, 2020.

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

Ellis International LP Convertible Note dated October 13, 2020.

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

At March 31,2021 and at December 31, 2020 the outstanding balance on the note was $100,000 principal and $4,656 and $2,190 accrued interest, respectively.

Trillium Partners LP Convertible Note dated December 8, 2020

On December 8, 2020, the Company issued a 8% convertible note in the principal amount of $27,500 to Trillium Partners LP with a maturity date of December 8, 2021 and received cash of $25,000 (net of $2,500 deducted for the noteholder’s legal fees). The Note is convertible into common stock, subject to Rule 144, at any time after the issue date The Conversion Price shall be equal to the lower of: (i) the Fixed Price of $0.001 per share; and (ii) the Variable Conversion Price, being 50% of the lowest trading price for the common stock during the 30 trading day period prior to conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 18% per annum and the note becomes immediately due and payable.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On February 4, 2021 and March 10, 2021 Trillium exercised its right of conversion on a total of $21,000 principal, $222 accrued interest and $2,050 conversion fees, and received a total of 3,784,052 of the Company’s common shares, at an average of $0.00615 per share.

At March 31, 2021 the outstanding balance on the note was $6,500 principal and $981 accrued interest.

Anvil Financial Management, LLC Convertible Note dated January 1, 2021

On January 1, 2021 Company issued a 8% convertible note in the principal amount of $9,200 to Anvil Financial Management, LLC with a maturity date of July 1,2021 in payment of introducing financing to the Company. The Note was recorded as a discount to be amortized over the debt term. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be equal to the lower of: (i) the Fixed Price of $0.10 per share; and (ii) the Variable Conversion Price, being 60% of the average of the two lowest bid closing trading prices for the common stock during the 10 trading day period prior to conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.99% of our outstanding common stock.

As additional compensation, Anvil was issued a 5 year warrant to purchase 92,000 of the Company’s common stock at a price of $0.25 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $2,015, but the relative fair value was recorded as a discount as discussed below.

At March 31, 2021 the outstanding balance on the note was $9,200 principal and $181 accrued interest.

Trillium Partners LP Convertible Note dated January 22, 2021

On January 22, 2021, the Company issued a 8% convertible note in the principal amount of $27,500 to Trillium Partners LP with a maturity date of January 22, 2022 and received cash of $25,000 (net of $2,500 expense deducted for the noteholder’s legal fees). The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be equal to the lower of: (i) the Fixed Price of $0.001 per share; and (ii) the Variable Conversion Price, being 50% of the lowest trading price for the common stock during the 30 trading day period prior to conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 18% per annum and the note becomes immediately due and payable.

At March 31, 2021 the outstanding balance on the note was $27,500 principal and $410 accrued interest.

Trillium Partners LP Secured Convertible Note dated March 3, 2021

On March 3, 2021, the Company issued a 10% convertible note in the principal amount of $150,000 to Trillium Partners LP with a maturity date of March 3, 2022 and received cash of $122,500 (net of Original Issue Discount of $15,000 and $12,500 expense deducted for the noteholder’s legal fees). The $15,000 was recorded as debt discount to be amortized over the debt term. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be equal to the Fixed Price of $0.005 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the Conversion Price becomes the lower of $0.005 per share or 50% of the lowest trading price during the trading day immediately preceding the Conversion Date. In addition, in the event of default where the amount of principal and interest is not paid when due shall bear default interest at the rate of 22% per annum until paid.

The note, together with accrued interest, may be prepaid prior to maturity at premiums of between 110% and 135%. The Original Issue Discount of $15,000, deducted from note proceeds, is being amortized to interest expense over the 12 month term of the note.

The principal amount and interest is defined under the note agreement as being “Senior ” with priority in right of payment over all other indebtedness of the Company outstanding as of March 3,2021. In addition, the obligations under the note are secured by a first lien and security interest in all of the assets of the Company pursuant to the terms of a Security Agreement.

As further inducement for Trillium to agree to the terms of the note, on March 3, 2021 the Company issued a 5 year Common Stock Purchase Warrant to Trillium for 30,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $ 0.005 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $741,000, but the relative fair value was recorded as a debt discount, as discussed below.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

At March 31, 2021 the outstanding balance on the note was $150,000 principal and $1,151 accrued interest.

JP Carey Secured Convertible Note dated March 3, 2021

On March 3, 2021, the Company issued a 10% convertible note in the principal amount of $150,000 to JP Carey Enterprises, Inc. with a maturity date of March 3, 2022 and received cash of $122,500 (net of Original Issue Discount of $15,000 and $12,500 expense deducted for the noteholder’s legal fees). The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be equal to the Fixed Price of $0.005 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the Conversion Price becomes the lower of $0.005 per share or 50% of the lowest trading price during the trading day immediately preceding the Conversion Date. In addition, in the event of default where the amount of principal and interest is not paid when due shall bear default interest at the rate of 22% per annum until paid.

The note, together with accrued interest, may be prepaid prior to maturity at premiums of between 110% and 135%. The Original Issue Discount of $15,000, deducted from note proceeds, is being amortized to interest expense over the 12 month term of the note.

The principal amount and interest is defined under the note agreement as being “Senior ” with priority in right of payment over all other indebtedness of the Company outstanding as of March 3,2021. In addition, the obligations under the note are secured by a first lien and security interest in all of the assets of the Company pursuant to the terms of a Security Agreement.

As further inducement for JP Carey to agree to the terms of the note, on March 3, 2021 the Company issued a 5 year Common Stock Purchase Warrant to JP Carey for 30,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $ 0.005 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $741,000, but the relative fair value was recorded as a debt discount, as discussed below.

At March 31, 2021 the outstanding balance on the note was $150,000 principal and $1,151 accrued interest.

FirstFire Global Opportunities Fund LLC note dated March 9, 2021

On March 9, 2021, the Company issued a 10% convertible note in the principal amount of $110,000 to FirstFire Global Opportunities Fund LLC with a maturity date of March 9, 2022 and received cash of $88,500 (net of Original Issue Discount of $10,000, a finder’s fee of $10,000 to Primary Capital LLC and $1,500 expense deducted for the noteholder’s legal fees). The Company recorded $20,000 of the fees as discounts and expensed $1,500. The Note is convertible into common stock, subject to Rule 144, at any time after 180 days from the issue date. The Conversion Price shall be equal to the Fixed Price of $0.01 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the Conversion Price becomes $0.005 per share. In addition, in the event of default where the amount of principal and interest is not paid when due shall bear default interest at the rate of 20% per annum until paid. The note, together with accrued interest, may be prepaid prior to maturity at a premium of 115%.

As further inducement for FirstFire to agree to the terms of the note, on March 10, 2021 the Company issued 3,500,000 common shares to FirstFire as payment for a commitment fee, which had a fair value of $62,300 at time of issuance, but the relative fair value was recorded as debt discount as discussed below. In addition, on March 9, 2021 the Company issued a 3-year Common Stock Purchase Warrant to FirstFire on 3,500,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $ 0.025 per share. . In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $66,500, but the relative fair value was recorded as debt discount as discussed below.

On March 11, 2021, in addition to the above mentioned finder’s fee, Primary Capital LLC was also issued a 3 year Common Stock Purchase Warrant for 1,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $ 0.01 per share and a 3 year Common Stock Purchase Warrant on 350,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $ 0.025 per share. In accordance with Black Scholes valuation requirements, the fair value of these Purchase Warrants was $18,000 and $6,300 respectively, but the relative fair value was recorded as debt discount as discussed below.

At March 31, 2021 the outstanding balance on the note was $110,000 principal and $663 accrued interest

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at March 31, 2021, using Monte Carlo simulations and the following range of assumptions:

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Volatility	286.87% – 439.02%
Risk Free Rate	0.03%-0.12%
Expected Term	0.25 – 1.54

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in the three months ended March 31, 2021. The discounts are being amortized over the respective Note terms.

The following is a summary of activity related to the embedded conversion options derivative liabilities for the three months ended March 31, 2021.

Balance, December 31, 2020	$1,320,000
Initial derivative liabilities charged to operations	1,796,835
Initial derivative liabilities recorded as debt discount	74,165
Change in fair value loss (gain)	(138,000)
Balance, March 31, 2021	$3,053,000

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of March 31, 2021:

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at December 31, 2020 and at March 31, 2021 the Company reduced its liability payable in common stock from $1,005,000 to $988,375. and retained $30,000 as an accrued liability for costs.

On October 14, 2020 the Company filed a “Declaration” with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on “Stock Market Manipulation” designed to harm the Company’s share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company’s thinly traded securities and caused a potential third party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment.

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at March 31,2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at March 31, 2021 has been established for these claims.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

Issued 7,005,855 shares of common stock on conversion of $127,524 of convertible notes, and accrued interest, at a fair value of the shares of $215,015, based on the quoted trading price on the conversion dates resulting in a loss on extinguishment of $87,491.

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

During the three months ended March 31, 2021, the Company:

Issued 31,532,405 shares of common stock to two convertible note holders for partial conversion of an aggregate of $167,743 of the notes and accrued interest at an average price of approximately $0.0053.

Granted 3,500,000 shares of common stock to a noteholder as a commitment fee valued at its relative fair value of $ $11,574.

Issued, from issuable, an additional 40,766,310 shares of common stock based on the second reset date of July 2, 2020 in accordance with the debt restructuring agreement (See Note 5).

Issued a total of 5,500,894 common shares on conversion of 23,500 Preferred Series C shares having a redemption value of $36,190, including accrued dividend, plus a premium of $14,399, for an aggregate of $50,589.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

During the six months ended June 30, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and has amortized a total of $74,491 as sales and marketing expense for the period through March 31, 2021. Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, returned an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

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

During the three months ended December 31, 2020 a holder of the Series C converted 101,300 Series C shares to 22,704,221 common shares for a redemption value of $218,655 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended December 31,2020 a total of 149,600 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $136,000 cash and premiums totaling $60,302 were recorded during this period with respect to these issuances. At December 31, 2020 the remaining liability totals $285,605, represented by a remaining balance of $184,850 in redeemable Series C stock, together with the related premium of $74,701 and accrued dividends of $26,054.

During the three months ended March 31, 2021 a holder of the Series C converted 23,500 Series C shares to 5,500,894 common shares for a redemption value of $50,589 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended March 31,2021 a total of 296,450 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $269,350 cash and premiums totaling $121,084 were recorded during this period with respect to these issuances. At March 31, 2021 the remaining liability totals $634,143 represented by a remaining balance of $446,050 in redeemable Series C stock, together with the related premium of $181,385 and accrued dividends of $6,708.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

Series D

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

Subsequent to March 31, 2021 the Company received a total of $550,000 from the sale of 55,000 Series D Convertible Preferred Stock and executed acceptance to a subscription agreement for the sale of an additional 10,000 Series D Convertible Stock at $10.00 per share.

On May 12, 2021 the Company issued of 3,000,000 common shares on the conversion of 4,470 Series D Preferred Stock at a price of $0.0149 per share. On May 13, 2021 the Company issued 9,242,144 common shares on the conversion of 15,000 Series D Preferred Stock at a price of $0.01623 per share. On May 13, 2021 the Company issued 7,127,341 common shares on the conversion of 10,500 Series D Preferred Stock at a price of $0.01473 per share.

9. SHARE PURCHASE WARRANTS

Activity in 2021 is as follows:

	Number of	Weighted Average Exercise Price	Weighted Average Remaining Life
	Warrants	$	(Years)
Balance outstanding, December 31, 2020	60,908	$72.00	0.3
Granted	64,942,000	$0.0066	2.92
Balance outstanding, March 31, 2021	65,002,908	$0.0741	2.6

On January 1, 2021 the Company issued warrants to Anvil Financial Management LLC to purchase up to 92,000 shares of the Company’s common stock (the “Warrants”) in part consideration for providing financing advice. The warrants are exercisable at any time on or after the date of issuance at the price of $0.25 per share and entitles Anvil to purchase the Company’s common stock for a period of up to 5 years from January 1, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants Issued Related to Notes”.

On March 9, 2021 the Company issued warrants to First Fire Global Opportunities Fund LLC to purchase up to 3,500,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $110,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.025 per share and entitles First Fire to purchase the Company’s common stock for a period of up to 3 years from March 9, 2021.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

9. SHARE PURCHASE WARRANTS (CONTINUED)

On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”.

On March 11, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 1,350,000 shares of the Company’s common stock (the “Warrants”) in part consideration as a finder’s fee in introducing First Fire to the Company. Warrants on 350,000 common shares are exercisable at any time on or after the date of issuance at the price of $0.025 per share and entitles the holder to purchase the Company’s common stock for a period of up to 3 years from March 11, 2021. Warrants on 1,000,000 common shares are exercisable at any time on or after the date of issuance at the price of $0.01 per share and also entitles the holder to purchase the Company’s common stock for a period of up to 3 years from March 11, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants Issued Related to Notes”.

On March 3, 2021 the Company issued warrants to JP Carey Enterprises, Inc. to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share and entitles JPCarey to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”.

On March 3, 2021 the Company issued warrants to Trillium Partners LP to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share and entitles Trillium to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”.

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)

Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	2.6
Balance outstanding, March 31, 2021	16,500,000	$0.0141	2.6

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

March 31, 2021 and 2020

(Unaudited)

10. STOCK-BASED COMPENSATION (CONTINUED)

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $20,988 for the three months ended March 31, 2021 (2020: $0).

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Unaudited)

11. FAIR VALUE MEASUREMENTS (CONTINUED)

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

As of March 31, 2021 there was a derivative measured at fair value on a recurring basis (see note 4) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value

March 31, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$3,053,000	$3,053,000

12. SUBSEQUENT EVENTS

Subsequent to March 31,2021 the Company issued a total of 21,522,600 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

On March 29, 2021 the Company received Notice of Qualification from the Securities and Exchange Commission indicating approval for the Company to proceed to raise financing of up to $5 million through an offering of up to 500,000 Series D Convertible Preferred Stock at the offering price of $10.00 per share, pursuant to Tier 2 of Regulation A of the Securities Act. On April 5, 2021 the Certificate of Designation of 500,000 Series D Preferred Stock was filed with the state of Nevada. Subsequent to March 31,2021 the Company received a total of $550,000 from the sale of 55,000 Series D Convertible Preferred Stock and executed acceptance to a subscription agreement for the sale of an additional 10,000 Series D Convertible Stock at $10.00 per share.

On May 12, 2021 the Company issued of 3,000,000 common shares on the conversion of 4,470 Series D Preferred Stock at a price of $0.0149 per share. On May 13, 2021 the Company issued 9,242,144 common shares on the conversion of 15,000 Series D Preferred Stock at a price of $0.01623 per share. On May 13, 2021 the Company issued 7,127,341 common shares on the conversion of 10,500 Series D Preferred Stock at a price of $0.01473 per share.

Subsequent to March 31, 2021 the Company issued a 3year warrant for the holder to purchase 2,500 Series D Convertible Preferred Stock at the offering price of $10.00 per share and remitted a payment of $25,000 to that holder, both transactions in settlement of a financing fee.

Subsequent to March 31, 2021 to Company remitted $30,000 to Integrity Media, Inc. in payment of certain costs pursuant to the Company’s Settlement Agreement dated as of September 19, 2019.

Subsequent to March 31, 2021 the Company raised $35,000 by issuing 42,625 shares of Series C preferred stock, net of legal and due diligence fees totaling $ 3,350 deducted by the purchaser.

Subsequent to March 31,2021 the Company remitted a total of $50,938 at the redemption rate of 135% to the holder of 36,300 Series C preferred stock and accrued dividend of $ 1,432.

Subsequent to March 31,2021 the Company issued 2,555,738 common shares on conversion of 50 Series A preferred stock.

Subsequent to March 31,2021, the Company received an additional short-term advance of $150,000 from Joseph Canouse.

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

Overview

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada

Friendable Inc. (FDBL) is a mobile technology and marketing company focused on connecting and engaging users through its proprietary mobile and desktop applications. The Company’s first app, the “Friendable” subscription app, is a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Launched July 24, 2020, the Company’s “Fan Pass” flagship subscription app is designed to help artists engage with their fans around the world and earn revenue while doing so. The Live Streaming platform supports artists at all levels, providing exclusive artist content “channels,” live event streaming, promotional support, fan subscriptions and custom merchandise designs, all of which are revenue streams for each artist. With Fan Pass, artists can offer exclusive content channels to their fans, who can simply use their smartphones to gain access to their favorite artists as well as an all-access pass, giving them access to all artists on the platform. Additionally, the Fan Pass team will deploy social broadcasters to capture exclusive VIP experiences, interviews and behind-the-scenes content featuring their favorite artists – all available to fan subscribers for free on a trial basis. Thereafter, subscriptions are billed monthly, providing VIP access at a fraction of the cost of traditional face-to-face meetups. Presently, Fan Pass has signed more than 3,000 music artists, of which more than 325 artists have been onboarded with their own “broadcast” music channel available on the Fab Pass app for live streaming and pre-recorded music content.

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

“Fan Pass Live” Shares Revenues with Artists

Fan Pass Live offers artists at all levels and genres, the opportunity to engage fans from one location, removing the need for multiple sharing platforms. It conveniently provides Exclusive Artist “Channels” jam-packed with all their relevant content from videos, photos, interviews, and past and upcoming events. While Fan Pass charges the fans a small transaction fee for ticket sales, artists keep the money earned from ticket sales. The handling of merchandise is also taken care of by the company and once it’s approved by the artist, all merchandising is released within the artist’s channel.

While it’s free for the artists to join, Fan Pass monetizes its business model by using an “ALL ACCESS VIP” Offering priced at a $3.99 monthly subscription paid by fans through its website or $4.99 if processed by the Apple App Store or Google Play Stores, with a three-day free trial. How sweet does it get for the artists? These revenues are shared with all Channel artists. In exchange for its platform features, live streaming tools, bandwidth, processing, and handling, Fan Pass also earns platform fees on each separately ticketed event, as well as splits with each artist on subscriber fees and merchandise designed and sold on the platform.

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

Presently, the Company is upgrading the Fan Pass app to include more on-demand and interactive capabilities for live streaming and fan/artist connection. This upgraded version is expected to be released during the second half of 2021.

On April 7, 2021 the Company entered into a letter of understanding with Santo Mining Corp. (“SMC”) to form a joint venture to pursue the development and sale of NFT’s ( non-fungible tokens of verifiable, tradable assets of digital art, music”) or other content or collectibles originating through the Company’s exploitation of the content associated with and from the Fan Pass app. Santo would be responsible to provide, establish and maintain the blockchain technology for the NFT’s and related data base, together with establishing the marketplace so the sale and trading of the NFT’s, and the Company would be responsible to provide and/or obtain the digital assets from its Fan Pass artists. Net profit from the joint venture, as defined under the agreement, is the be shared 50/50. To become effective, the terms of the joint venture are to be evidenced by the execution of a definitive agreement between the Company and Santos.

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

Results of Operations

	For the Three Months Ended
	March 31,
	2021	2020
REVENUES
Technology services	$-	$117,972
Subscription and merchandising sales	1,305	416
	1,305	118,388

OPERATING EXPENSES:
App hosting	7,500	9,000
Commissions	159	125
General and administrative	380,685	162,209
Software development and support	97,500	151,797
Revenue shares	861	-
Investor relations	18,716	123,266
Sales and marketing	55,633	-
	561,054	446,397

LOSS FROM OPERATIONS	(559,749)	(328,009)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(266,372)	(24,469)
Loss on initial derivative expense	(1,796,835)	-
Loss on settlement of derivatives	-	(898,138)
Gain(loss) on change in fair value of derivatives	138,000	(297,000)
	(1,925,207)	(1,219,607)

NET LOSS	$(2,484,956)	$(1,547,616)

For the three months ended March 31, 2021 compared to March 31, 2020

Revenues

The Company had revenues of $1,305 and $118,388 for the three months ended March 31, 2021 and 2020 respectively. The decrease was due to the completion of the contract to develop a third-party app by December 31, 2020. The Company’s only source of revenue for the three months ended March 31, 2021 was subscription and merchandising sales from its Fan Pass app and subscription revenue from its Friendable app.

Operating Expenses

The Company had operating expenses of $561,054 and $446,397 for the three months ended March 31, 2021 and 2020, respectively. The increase in operating expenses was due primarily to $66,332 incurred in legal fees in 2021 in connection with the Company’s convertible debt and Regulation A capital raises, together with sales and marketing expense in 2021 of $55,633 to promote the Fan Pass app. The decline in revenue noted above together with higher operating expenses resulted in a greater loss from operations of $559,749 for the three months ended March 31, 2020 compared with a loss from operations of $328,009 for the three months ended March 31,2020.

Other Income and Expense

The Company had other expense of $1,925,207 and $1,219,607 for the three months ended March 31, 2021 and March 31, 2020 respectively. Other expense of $ 1,925,507 for the three months ended March 31,2021 included loss on initial derivative expense of $1,796,835 and accretion and interest expense of $266,372, offset by a gain on change in fair value of derivatives of $138,000. Other expense for the three months ended March 31,2020 included $898,138 loss on settlement of derivatives, $297,000 loss on change in fair value of derivatives and $ 24,469 accretion and interest expense.

Net Loss

The Company had net losses of $ 2,484,956 and $1,547,616 for the three months ended March 31, 2021 and 2020 respectively. The increase in net loss was due primarily to higher operating expenses of $114,657, as described above, and the loss on initial derivative expense of $1,796,835 for the three months ended March 31, 2021, compared with the loss on settlement of derivatives of $898,138 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Working Capital

	March 31, 2021	December 31, 2020
	(unaudited)
Current Assets	$255,379	$148,601
Current Liabilities	$7,471,542	$5,436,963
Working Capital (Deficiency)	$(7,216,163)	$(5,288,362)

Current assets at March 31, 2021 increased compared to December 31, 2020 primarily due to higher cash from the Company’s capital raise program, offset by a reduction in accounts receivable and prepaid expenses.

Current liabilities at March 31, 2021 increased compared to December 31, 2020 primarily due to the increase in the derivative liability resulting from new convertible notes and from an increase in capital raised from mandatorily redeemable Series C convertible preferred stock.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2021	March 31, 2020
Net Cash Used in Operating Activities	$(486,299)	$(13,177)
Net Cash Provided by Financing Activities	627,850	32,500
Net Increase in Cash	$141,551	$19,333

Net Cash Used in Operating Activities

Our cash used in operating activities was $486,299 for the three month period ended March 31, 2021 compared to $13,177 for the three month period ended March 31, 2020. Net loss was $2,484,956 and $1,547,616 for the three month periods ending March 31, 2021 and 2020 respectively. In 2021, adjustments to reconcile the net loss to net cash used primarily included initial derivative expense of $1,796,835, and premium and accretion on stock settled debt $129,777 offset by a gain from the change in fair value of derivatives. In 2020, adjustments to reconcile the net loss to net cash used included adjustment for loss on extinguishment of debt $ 898,138, and loss on change in fair value of derivatives $ 297,000. In 2021, changes in operating assets and liabilities included a reduction in amount due to related party of $115,00 and an increase to accounts payable and accrued expenses of $138,055. In 2020 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $120,647 and due from related party $51,412.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $627,850 for the three month period ended March 31, 2021 included the issuance of Series C preferred stock sold for cash of $269,350 and net proceeds from the issuance of convertible notes of $358,500 Our cash provided by financing activities of $32,500 for the three month period ended March 31, 2020 included the issuance of Series C preferred stock sold for cash of $ 33,000.

The Company derives the majority of its financing by issuing convertible notes or stock to investors. The investors have the right to convert the notes and certain preferred stock into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion.

Series C Preferred Stock Purchase Agreements

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

Between July 17 and September 30, 2020 the investor converted 62,500 of the Series C stock to 3,822,958 common shares at an average price of approximately 0.025 per share to settle Series C stock with a redemption value of $ 93,750 and payment of $3,000 accrued dividend.

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

During the three months ended March 31, 2021 a holder of the Series C converted 23,500 Series C shares to 5,500,894 common shares for a redemption value of $36,190 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended March 31, 2021 a total of 296,450 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $269,350 cash and premiums totaling $121,084 were recorded during this period with respect to these issuances. At March 31, 2021 the remaining liability totals $634,143, represented by a remaining balance of $446,050 in redeemable Series C stock, together with the related premium of $181,385 and accrued dividends of $6,708.

The Company records the cumulative dividend payable on the mandatorily redeemable Series C convertible preferred stock liability as interest expense since the Series C liability must be reflected at redemption value.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021, the Company has a working capital deficiency of $7,216,163, has an accumulated deficit of $39,054,202 and has a stockholder’s deficit of $7,216,163 and its operations continue to be funded primarily from sales of its stock, issuance of convertible debentures and short-term loans. During the three months ended March 31, 2021 the Company had a net loss and net cash used in operations of $2,484,956 and $ 486,299. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

i) Integrity Media, Inc. (“Integrity”) had previously filed a lawsuit against the Company and the CEO of the Company for $500,000 alleging breach of contract alleging the Company failed to deliver marketable securities in exchange for services. The Company answered the allegations in court and Integrity filed a motion attacking the Company’s answers. While the court did not strike those responses, the clerk of the court entered a default judgment against the Company in the amount of $1,192,875 plus 10% interest. On May 8, 2019, the Company received a tentative ruling on the Company’s motion to vacate the default judgement whereby the previously entered default judgement was voided and a trial date of August 26, 2019 was set.

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. During April, 2021 the cash amount was paid by cashier’s check. However, at the date of this filing the preferred shares have not been returned.

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at March 31,2021 and December 31, 2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs.

On October 14, 2020 the Company filed a “Declaration” with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on “Stock Market Manipulation” designed to harm the Company’s share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company’s thinly traded securities and caused a potential third party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment.

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at March 31, 2021 or at December 31, 2020 has been established.

ITEM 1A. RISK FACTORS.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company:

Issued 5,500,894 common shares on conversion of 23,500 Series C preferred stock plus accrued dividend, valued $50,589.

Issued 31,532,405 shares of common stock on conversion of $158,516 of convertible notes, accrued interest and conversion fees, at a conversion value of $167,743.

Issued 3,500,000 common shares as payment of a commitment fee to a convertible debtholder valued at $62,300.

Issued 40,766,310 additional shares of common stock based on first and second reset dates in accordance with the debt restructuring agreement (See note 5).

The shares above were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the December 31, 2019 Form 10-K filing on the extended date. Under the default provision of the Series C preferred stock the dividend rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company also defaulted on four convertible notes, one dated March 30, 2017 having no principal outstanding and accrued interest of $48,228, one dated April 8, 2020 in the amount of $35,000, one dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

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

FRIENDABLE, INC.

Date: May 24, 2021	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)