Form 10-Q
period 2021-06-30
Friendable, Inc.
filed 2021-08-17
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

286,013,336 shares of common stock outstanding as of August 16, 2021, of which 4,258,169 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$372,125	$52,702
Accounts receivable	178	12,500
Prepaid expenses	49,568	83,399
Total Current Assets	421,871	148,601

Total Assets	$421,871	$148,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,614,926	$2,447,706
Accounts payable - related party	81,321	190,320
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	243,111	143,957
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 417,175 and 173,100 issued and outstanding at June 30, 2021 and December 31, 2020, including a premium of $169,550 and $74,701 respectively (liquidation value $427,943 at June 30, 2021)	597,490	285,605
Derivative liabilities	1,240,000	1,320,000
Liability to be settled in common stock	988,375	988,375
Total Current Liabilities	5,826,223	5,436,963

Commitments and contingencies (Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,736 and 19,786 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $10.00, 40,030 and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	400,300	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 220,570,060 and 51,665,821 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	22,057	5,167
Common stock issuable, $0.0001 par value, 20,258,169 and 103,547,079 shares at June 30, 2021 and December 31, 2020, respectively.	2,025	10,354
Additional paid-in capital	32,391,889	31,269,833
Common stock subscription receivable	-	(4,500)
Accumulated deficit	(38,220,653)	(36,569,246)
Total Stockholders’ Deficit	(5,404,352)	(5,288,362)

Total Liabilities and Stockholders’ Deficit	$421,871	$148,601

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Technology services	$-	$91,860	$-	$209,831
Subscription and merchandising sales	1,609	1,031	2,914	1,448
	1,609	92,891	2,914	211,279

OPERATING EXPENSES:
App hosting	7,500	12,000	15,000	21,000
Commissions	199	309	358	434
General and administrative	265,924	218,848	646,609	381,057
Software development and support	225,000	202,515	322,500	354,312
Revenue share expenses	343	-	1,204	-
Investor relations	28,134	13,340	46,850	136,606
Sales and marketing	210,419	52,254	266,052	52,254
Total operating expenses	737,519	499,266	1,298,573	945,663

LOSS FROM OPERATIONS	(735,910)	(406,375)	(1,295,659)	(734,384)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(243,541)	(203,818)	(509,913)	(228,287)
Gain on foreign exchange	-	2,580	-	2,580
Loss on initial derivative expense	-	(419,000)	(1,796,835)	(419,000)
Loss on settlement of derivatives	-	-	-	(898,138)
Gain (loss) on change in fair value of derivatives	1,813,000	293,000	1,951,000	(4,000)
	1,569,459	(327,238)	(355,748)	(1,546,845)

NET INCOME (LOSS)	$833,549	$(733,613)	$(1,651,407)	$(2,281,229)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.004	$(0.06)	$(0.01)	$(0.06)
Diluted	$(0.002)	$(0.06)	(0.01)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	209,845,801	52,635,758	195,050,024	38,424,868
Diluted	342,550,050	52,635,758	195,050,024	38,424,868

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of Convertible notes	-	-	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Common shares issued in payment of loan commitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574			11,924

Issuance of common stock previously issuable	-	-	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)		-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-		-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)
Balance, March 31, 2021	19,786	$2	284,000	$28	-	-	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

Sale of Series D preferred	-	-	-	-	85,000	850,000	-	-	-	-	-	-	-	850,000

Issuance of common stock previously issuable	-	-	-	-	-	-	42,522,600	$4,252	(42,522,600)	(4,252)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	11,496,360	1,150	-	-	136,403	-	-	137,553

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(50)	-	-	-	-	-	2,555,738	255	-	-	(255)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(44,970)	(449,700)	31,029,932	3,103	-	-	446,597	-	-	-

Series D offering costs	-		-		-		-		-		(31,309)	-	-	$(31,309)

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	833,549	833,549
Balance, June 30,2021	19,736	$2	284,000	$28	40,030	$400,300	220,570,060	$22,057	20,258,169	$2,025	$32,391,889	$-	$(38,220,653)	$(5,404,352)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2020
(Unaudited)

	Series A Preferred				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issuable	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2019	19,789	$2	-	-	284,000	$28	4,398,314	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of Convertible notes	-	-	-	-	-	-	362,595	36	-	-	19,914	-	-	19,950

Common shares issued for services	-	-	-	-	-	-	600,000	60	-	-	89,940	-	-	90,000

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Issuance of common stock previously issuable	-	-	-	-	-	-	2,575,746	258	(2,575,746)	(258)	-	-	-	-

Conversion of Series A preferred shares into common stock	(3)	-	-	-	-	-	54,076	5	-	-	(5)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)
Balance, March 31, 2020	19,786	$2	-	-	284,000	$28	7,988,731	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)

Conversion of Convertible notes	-	-	-	-	-	-	2,211,445	221	-	-	56,299	-	-	56,520

Common shares issued for services	-	-	-	-	-	-	78,000	8	206,667	21	27,579	-	-	27,608

Issuance of Series A preferred shares to consultants in exchange for services	(118)	-	118		-	-	-	-	-	-	135,617	-	-	135,617

Common stock sold for cash	-	-	-	-	-	-	-	-	1,750,000	175	34,825	-	-	35,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(733,613)	(733,613)
Balance, June 30,2020	19,668	$2	118	$-	284,000	$28	10,278,176	$1,026	44,092,354	$4,410	$25,255,945	$(4,500)	$(34,725,112)	$(9,468,201)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,651,407)	$(2,281,229)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	-	117,608
Amortization of prepaid common stock for services	-	6,682
Loss on settlement of derivative	-	898,138
Non-cash loan fees expensed	29,000	-
Debt conversion fees	8,600	-
Stock option expense	43,006	-
Amortization of debt discount	221,719	28,170
Initial derivative expense	1,796,835	419,000
(Gain) Loss on change in fair value of derivative	(1,951,000)	4,000
Premium, dividends and accretion on Series C preferred stock	189,490	183,041
Change in operating assets and liabilities:
Accounts receivable	12,322	(160)
Due (to) from related party	-	30,083
Prepaid expenses	33,833	30,000
Accounts payable - related party	(108,999)	130,762
Accounts payable and accrued expenses	208,298	257,351
NET CASH USED IN OPERATING ACTIVITIES	(1,168,303)	(176,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	361,475	33,000
Redemption of Series C preferred stock	(50,940)	-
Proceeds from sale convertible Series D preferred stock from Regulation A offering	850,000	-
Offering costs of convertible Series D preferred stock	(31,309)	-
Refund on canceled common stock subscription	-	(500)
Proceeds from issuance of convertible notes	358,500	105,000
Proceeds from sale of common stock	-	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,487,726	172,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	319,423	(4,054)

CASH AND CASH EQUIVALENTS - beginning of period	52,702	11,282

CASH AND CASH EQUIVALENTS - end of period	$372,125	$7,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$4,500	$-
Derivative value recorded as debt discounts	$74,165	$105,000
Conversion of convertible notes to common stock	$159,142	$59,175
Common stock grants recorded as prepaid asset	$-	$135,617
Conversion of accrued interest to common stock	$36,578	$17,295
Conversion of Series C redeemable preferred shares to common stock	$188,142	$-
Reduction of derivative liability based on reset common shares issuable	$-	$7,521,000
Conversion of Series D preferred stock to common stock	$449,700	$-
Warrants issued with debt and recorded as debt discounts	$301,411	$-
Shares issued with debt and recorded as debt discount	$11,924	$-

Cash consists of :
Cash	$372,125	$7,228

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent or second app/brand, released on July 24, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

Presently, until our apps gain greater adoption from paying subscribers through increased awareness, coupled with additional compelling and exclusive digital content to produce higher revenue levels, though December 31, 2020 the Company had largely supported its operations through the sale of its software services, and specifically its app development services, under a contractual relationship since inception with a third party. This services contract ended in 2020 and has not yet been replaced with any other similar software services with another customer. Presently, the Company’s only revenue is from its own Fan Pass and Friendable apps, which have various revenue streams tested for long term and/or recurring monthly viability. The Company has developed an enhanced version of its Fan Pass application (v2.0) with improved features and attributes which it released on July 24, 2021. This upgrade includes all new UI/UX attributes, upgraded feature sets for artists and fans, an accelerated artist onboarding process and enhanced dashboard features. On August 5, 2021 the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can now be downloaded by users worldwide, and Fan Pass v2.0 is also now accessible via desktop and web applications.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

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

In conjunction with the Company’s intention to raise financing of up to $5 million through an offering of up to 500,000 Series D convertible Preferred Stock at the offering price of $10.00 per share, on March 29, 2021 the Company received a Notice of Qualification from the Securities and Exchange Commission indicating approval from the Company to proceed with the offering pursuant to Tier 2 of Regulation A of the Securities Act, which provides exemption from registration of such securities. Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares. The conversion right, of 80% of the average closing price reported on OTCMarkets, was initially based through June 30, 2021 on the average closing price of the Company’s common stock for the 20 trading days preceding conversion. Effective July 1, 2021 this basis was amended to the average closing price of the Company’s common stock for the 10 trading days preceding conversion. On April 5, 2021 the Company filed the necessary Certificate of Designation with the state of Nevada to designate 500,000 shares of Series D Preferred stock from the Company’s total authorized and unissued Preferred Stock. Though June 30, 2021, the Company sold 85,000 Series D convertible Preferred Stock and received cash of $850,000. Of these stock sales, 44,970 Series D Preferred shares were subsequently converted to 31,029,932 common shares at an average conversion rate of $0.01449 per common share, resulting in a remaining balance at June 30, 2021 of 40,030 Series D Preferred.

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2021, the Company has a working capital deficiency of $5,404,352, an accumulated deficit of $38,220,653 and has a stockholder’s deficit of $5,404,352 and its operations continue to be funded primarily from sales of its stock, the issuance of convertible debentures and short-term loans. During the three and six months ended June 30, 2021 the Company had a net income of $833,549 and a net loss of $1,651,407, respectively and net cash used in operations for the six months ended June 30, 2021 and June 30, 2020 of $1,168,303 and $176,554, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue to raise financing through equity sales and the issuance of convertible notes. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three and six months ended June 30, 2021 the Company derived its only revenue of $1,609 and $2,914, respectively, from subscription fees and merchandising sales from its Friendable and Fan Pass apps, which revenues were recognized when received. During the three and six months ended June 30, 2020 the Company derived revenue primarily from the development of apps for a third party of $ 91,860 and $209,831, respectively, which was recognized upon completion of services, and secondarily from subscription fees from the Friendable Pass app totaling $1,031 and $1,448, respectively, which was recognized when received.

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the three and six months ended June 30, 2021 the Company incurred a revenue sharing expense of $343 and $1,204, respectively, and had a revenue share liability of $1,403 at June 30, 2021, which is included in accounts payable and accrued expenses.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales and Marketing Costs

The Company’s policy regarding sales and marketing costs is to expense such costs when incurred. During the six months ended June 30, 2021, the Company incurred $266,052 (2020: $52,254) in sales and marketing costs, primarily for social media promotion programs and amortization of deferred expense (see Page 23, Eclectic Artists Series A Preferred stock).

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

During January 2021, the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of options are exercisable at a price of $0.014 per share. In addition, during January 2021, stock options on 1.5 million common shares, vesting quarterly over 3 years, were issued to a prospective employee, at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $43,006 for the six months ended June 30, 2021 (2020: $0).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At June 30, 2021 and December 31, 2020, the Company did not have any allowance for doubtful accounts.

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

Concentrations

In each of the two years in the period ended December 31, 2020 the Company derived approximately 99% of its revenue from one client by providing certain project based software development services. That project was completed by the end of 2020. Since January 1, 2021 the Company’s sole source of revenue has been minimal receipts from subscribers to the Friendable and Fan Pass apps and from Fan Pass related merchandising sales. There are inherent risks whenever a large percentage of total revenues are concentrated with one primary client. It is not possible for us to predict the future level of demand for our services that will be generated by this client or the future demand for technology and software products and services from other similar clients. Until revenues generated from the Friendable and Fan Pass apps increase significantly the loss of this primary client, or the failure to retain similar clients, will negatively affect our revenues and results of operations and/or trading price of our common stock.

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

As of June 30, 2021, there were approximately 2,306,131,906 potentially dilutive common shares outstanding, as follows.

Potential dilutive shares

83,887,227	Warrants and Stock Options outstanding
132,704,249	Common shares issuable upon conversion of convertible debt
1,985,130,540	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
64,120,917	Common shares issuable upon conversion of Preferred Series C shares
39,152,973	Common shares issuable upon conversion of Preferred Series D shares
2,306,131,906

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The diluted loss per share for the three months ended June 30,2021 is computed as follows:

Three months ended June 30, 2021

Net income	$833,549
Interest expense	243,541
Gain on change in fair value of derivatives	(1,813,000)
Dilutive loss	$(735,910)

Weighted average basic common shares outstanding	209,845,801
Dilutive common shares from convertible debt	132,704,249
Dilutive common shares outstanding	342,550,050

Diluted loss per common share	$(0.002)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption using a modified retrospective transition approach with either (a) periods prior to the adoption date being recast or (b) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. As of June 30, 2021 the Company has no lease obligations.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2021, the Company incurred $264,685 (June 30, 2020: $210,625) in salaries and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the six months ended June 30, 2021, the Company incurred $15,000, $322,500, and $30,000 (June 30, 2020: $21,000, $330,000, and $30,000) in app hosting, software development and support and office rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the 3 months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of June 30, 2021 accounts payable, related party includes $81,321 (December 31, 2020: $190,320) due to a company with two officers and directors in common, and $1,063,908 (December 31, 2020: $918,408) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

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
June 30, 2021 and 2020
(Unaudited)

4. CONVERTIBLE DEBENTURES (CONTINUED)

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

During the three months ended June 30, 2021 Ellis International LP requested and was issued a total of 21,000,000 common shares, Coventry Enterprises requested and was issued a total of 15,500,000 common shares, and Barbara Mittman requested and was issued 6,022,600 common shares, all against their respective entitlements under the debt settlement agreement, which were reclassified from issuable shares.

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

The following is a summary of activity related to the reset provision derivative liability through the final reset date of July 2, 2020:

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at December 31, 2020 and June 30, 2021	$-

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at June 30, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	May 20, 2020	$60,000	$16,137	$76,137
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
J.P.Carey Inc.	March 3, 2021	150,000	4,890	154,890
Green Coast Capital International	April 6, 2020	10,755	1,275	12,030
Ellis International LP	October 13, 2020	100,000	7,149	107,149
Trillium Partners LP	December 8, 2020	6,500	1,111	7,611
Trillium Partners LP	January 22, 2021	27,500	958	28,458
Trillium Partners LP	March 3, 2021	150,000	4,890	154,890
Anvil Financial Management LLC	January 1, 2021	9,200	365	9,565
FirstFire Global Opportunities Fund LLC	March 9, 2021	110,000	3,406	113,406
Total		633,955	$40,181	$674,136
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Discounts		(310,715)
Net carrying value June 30, 2021		$243,111

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The following is a summary of Convertible Promissory Notes at December 31, 2020:

	Issuance:	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued Interest
J.P. Carey Inc.	March 30, 2017	-	$20,029	$20,029
J.P. Carey Inc	May 20, 2020	$60,000	8,996	68,996
J.P. Carey Inc	June 11, 2020	10,000	-	10,000
Green Coast Capital International	April 6, 2020	10,755	848	11,603
Ellis International LP	October 13, 2020	100,000	2,190	102,190
Trillium Partners LP	December 3, 2020	21,436	258	21,694
Trillium Partners LP	December 8, 2020	27,500	145	27,645
Total		$229,691	$32,466	$262,157
Less: Discounts		(85,734)
Net carrying value December 31, 2020		$143,957

The derivative fair value of the above at June 30, 2021 and at December 31, 2020 is $1,240,000 and $1,320,000, respectively.

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
June 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

During the year ended December 31, 2020:

J.P. Carey converted $30,930 of principal and $18,020 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the year ended December 31,2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of December 31, 2020 and March 31, 2021 the assigned note had a principal balance of $10,755 and an accrued interest balance of $848 and $1,275, respectively, which has been accounted for as having a derivative liability due to the variable conversion price.

On December 3, 2020 JP Carey assigned $25,000 of the accrued interest balance to Trillium Partners LP. The assignment carried the same conversion rights as the original note. On December 23, 2020 Trillium converted $3,564 of principal, $214 of interest and $1,025 conversion fee into 1,372,200 common stock at an average price of $0.0035. As of December 31, 2020 the assigned note had a principal balance of $21,436 and an accrued interest balance of $258. On January 18, 2021 Trillium converted $8,317 of principal, $310 of interest and $1,025 conversion fee into 2,413,023 common stock at an average price of $0.004 and on January 27, 2021 Trillium converted the remaining balance of $13,119 of principal, $95 of interest and $1,025 conversion fee into 2,819,582 common stock at an average price of $0.00505. As of March 31, 2021 therefore, this assigned note has been fully converted to common shares by Trillium.

As of December 31, 2020 the remaining accrued interest on the original JP Carey note was $20,029.

During the three months ended March 31, 2021 JPCarey claimed a total of six additional conversions to common stock totaling $120,580, represented $116,080 in accrued interest and $4,500 in conversion fees, and receive a total of 22,115,058 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believes that a cumulative amount of $80,129 has been received by JPCarey in excess of the remaining balance due. The Company is presently in negotiation with JPCarey to apply this excess to additionally retire the two outstanding JP Carey notes of $60,000 and $10,000, together with all accrued interest thereon, described on page 14.

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
June 30, 2021 and 2020
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

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $16,137 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2021.

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

At June 30, 2021 and at December 31, 2020 the outstanding balance on the note was $100,000 principal and $7,149 and $2,190 accrued interest, respectively.

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
June 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On February 4, 2021 and March 10, 2021 Trillium exercised its right of conversion on a total of $21,000 principal, $222 accrued interest and $2,050 conversion fees, and received a total of 3,784,052 of the Company’s common shares, at an average of $0.00615 per share.

At June 30, 2021 the outstanding balance on the note was $6,500 principal and $1,111 accrued interest.

Anvil Financial Management, LLC Convertible Note dated January 1, 2021

On January 1, 2021 Company issued a 8% convertible note in the principal amount of $9,200 to Anvil Financial Management, LLC with a maturity date of July 1, 2021 in payment of introducing financing to the Company. The Note was recorded as a discount to be amortized over the debt term. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date. The Conversion Price shall be equal to the lower of: (i) the Fixed Price of $0.10 per share; and (ii) the Variable Conversion Price, being 60% of the average of the two lowest bid closing trading prices for the common stock during the 10 trading day period prior to conversion. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 9.99% of our outstanding common stock.

As additional compensation, Anvil was issued a 5 year warrant to purchase 92,000 of the Company’s common stock at a price of $0.25 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $2,015, but the relative fair value was recorded as a discount as discussed below.

At June 30, 2021 the outstanding balance on the note was $9,200 principal and $365 accrued interest.

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

At June 30, 2021 the outstanding balance on the note was $27,500 principal and $958 accrued interest.

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

The principal amount and interest is defined under the note agreement as being “Senior ” with priority in right of payment over all other indebtedness of the Company outstanding as of March 3, 2021. In addition, the obligations under the note are secured by a first lien and security interest in all of the assets of the Company pursuant to the terms of a Security Agreement.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

At June 30, 2021 the outstanding balance on the note was $150,000 principal and $4,890 accrued interest.

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

The principal amount and interest is defined under the note agreement as being “Senior ” with priority in right of payment over all other indebtedness of the Company outstanding as of March 3, 2021. In addition, the obligations under the note are secured by a first lien and security interest in all of the assets of the Company pursuant to the terms of a Security Agreement.

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

At June 30, 2021 the outstanding balance on the note was $150,000 principal and $4,890 accrued interest.

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

At June 30, 2021 the outstanding balance on the note was $110,000 principal and $3,405 accrued interest

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at June 30, 2021, using Monte Carlo simulations and the following range of assumptions:

Volatility	96.59% – 329.27%
Risk Free Rate	0.05% – 0.07%
Expected Term	0.25 – 1.29

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in the three months ended March 31, 2021. The discounts are being amortized over the respective Note terms.

The following is a summary of activity related to the embedded conversion options derivative liabilities for the six months ended June 30, 2021.

Balance, December 31, 2020	$1,320,000
Initial derivative liabilities charged to operations	1,796,835
Initial derivative liabilities recorded as debt discount	74,165
Change in fair value loss (gain)	(1,951,000)
Balance, June 30, 2021	$1,240,000

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at June 30, 2021.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of June 30, 2021:

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

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. However, at the date of this filing both the $30,000 cash payment and the preferred shares have not been returned.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at December 31, 2020 and at June 30, 2021 the Company reduced its liability payable in common stock from $1,005,000 to $988,375.

On October 14, 2020 the Company filed a “Declaration” with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on “Stock Market Manipulation” designed to harm the Company’s share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company’s thinly traded securities and caused a potential third party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment. On June 29, 2021 Integrity Media’s attempt to again obtain a motion for entry and enforcement of the judgement was denied in favor of an entirely separate lawsuit, if any, to be brought to try to resolve any disputes with either the original settlement agreement or with the entry of stipulated judgement itself. The matter therefore continues, unresolved.

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at June 30, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at June 30, 2021 has been established for these claims.

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

June 30, 2021 and 2020

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

Settled the common stock subscription receivable of $4,500 against the amount payable in accrued salaries to current directors and officers of the Company.

During the three months ended June 30, 2021, the Company:

Issued a total of 42,522,600 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Issued 11,496,360 common shares upon conversion of Series C preferred stock having a value of $137,553.

Issued 2,555,738 common shares upon conversion of 50 Series A preferred stock

Issued 31,029,932 common shares upon conversion of 44,970 Series D preferred stock

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

Preferred Stock:

Series A:

The Series A Preferred Stock was authorized in 2014 and is convertible into nine (9) times the number of common stock outstanding at time of conversion until the closing of a Qualified Financing (Through June 30, 2021 “Qualified Financing” was defined as the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000. Effective July 1, 2021 this was amended so that “Qualified Financing” is now defined as the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $10,000,000.). The number of shares of common stock issued on conversion of Series A preferred stock is based on the ratio of the number of shares of Series A preferred stock converted to the total number of shares of preferred stock outstanding at the date of conversion multiplied by nine (9) times the number of common stock outstanding at the date of conversion. After the qualified financing the conversion shares issuable shall be the original issue price of the Series A preferred stock divided by $0.002. The holders of Series A Preferred stock are entitled to receive non-cumulative dividends when and if declared at a rate of 6% per year. On all matters presented to the stockholders for action the holders of Series A Preferred stock shall be entitled to cast votes equal to the number of shares the holder would be entitled to if the Series A Preferred stock were converted at the date of record.

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

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and has amortized a total of $97,010 as sales and marketing expense for the period through June 30, 2021, which includes amortization of $44,793 for the six months ended June 30, 2021 (2020 $6,682). Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, returned an aggregate of 118 Series A Preferred shares to the Company’s treasury.

On May 6, 2021 50 Series A Preferred shares held by a third party were converted to 2,555,738 common shares. After this conversion the total issued and outstanding Series A Preferred shares were reduced from 19,786 to 19,736.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK (CONTINUED)

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

During the three months ended June 30, 2021 the Company elected to redeem and cancelled 36,300 Series C shares through the payment of $50,938, which represented 135% of the outstanding principal of $36,300 and accrued dividend of $1,432. A holder of the Series C converted 84,700 Series C shares to 11,496,360 common shares for a redemption value of $137,553 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended June 30, 2021 a total of 92,125 shares of Series C convertible preferred stock were issued to an investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $83,750 cash and premiums totaling $37,629 were recorded during this period with respect to these issuances. At June 30, 2021 the remaining liability totals $597,490 represented by a remaining balance of $417,175 in redeemable Series C stock, together with the related premium of $169,550 and accrued dividends of $10,765.

Series D

In conjunction with the Company’s intention to raise future financing of up to $5 million through an offering of up to 500,000 Series D convertible Preferred Stock at the offering price of $10.00 per share, on March 29, 2021 the Company received a Notice of Qualification from the Securities and Exchange Commission indicating approval from the Company to proceed with the offering pursuant to Tier 2 of Regulation A of the Securities Act, which provides exemption from registration of such securities. Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares at 80% of the average closing price reported on OTCMarkets (a) for the 20 trading days preceding conversion through June 30, 2021 and (b) for the 10 trading days preceding conversion effective July 1, 2021. On April 5, 2021 the Company filed the necessary Certificate of Designation with the state of Nevada to designate 500,000 shares of Series D Preferred stock from the Company’s total authorized and unissued Preferred Stock.

During the three months ended June 30, 2021 the Company received a total of $850,000 from the sale of 85,000 Series D Convertible Preferred Stock, and incurred offering costs of $31,309. In addition, during that period 44,970 Series D Preferred shares were subsequently converted to 31,029,932 common shares at an average conversion rate of $0.01449 per common share, resulting in a remaining balance at June 30, 2021 of 40,030 Series D Preferred.

9. SHARE PURCHASE WARRANTS

Activity in 2021 is as follows:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2020	60,908	72.00	0.3
Expired	(60,908)	(72.00)	(0.3)
Granted	64,944,500	0.0066	2.89
Balance outstanding, June 30, 2021	64,944,500	$0.0066	2.89

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

9. SHARE PURCHASE WARRANTS (CONTINUED)

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

On March 3, 2021 the Company issued warrants to Trillium Partners LP to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share and entitles Trillium to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”.

On May 6, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 2,500 shares of the Company’s Series D Preferred stock (the “Warrants”) in part consideration as a finder’s fee in connection with the purchase by FirstFire of 25,000 Series D Preferred stock. Warrants on 2,500 Series D Preferred stock common shares are exercisable at any time on or after the date of issuance at the price of $10.00 per share and entitles the holder to purchase the Company’s Series D Preferred stock for a period of up to 5 years from May 6, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was $25,000. However, there is no accounting entry since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)

Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	2.3
Balance outstanding, June 30, 2021	16,500,000	$0.0141	2.3

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

10. STOCK-BASED COMPENSATION (CONTINUED)

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $43,006 for the six months ended June 30, 2021 (2020: $0).

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

June 30, 2021 and 2020

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

As of June 30, 2021 there was a derivative measured at fair value on a recurring basis (see note 4) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value

June 30, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$1,240,000	$1,240,000

12. SUBSEQUENT EVENTS

Subsequent to June 30, 2021 the Company issued a total of 16,000,000 common shares to the holder of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Subsequent to June 30, 2021 the Company received $100,000 from the sale of 10,000 Series D Convertible Preferred Stock at $10.00 per share.

Subsequent to June 30, 2021 the Company issued a total of 36,117,816 common shares on the conversion of 25,244 Series D Preferred Stock at an average conversion of $0.0070 per share.

Subsequent to March 31, 2021 the Company raised $41,250 by issuing 49,500 shares of Series C preferred stock at approximately $0.91 per share, net of legal and due diligence fees totaling $ 3,750 deducted by the purchaser.

Subsequent to June 30, 2021 the Company issued a total of 7,067,291 common shares on conversion of 47,850 Series C Preferred Stock and payment of accrued dividend of $ 1,914, an at average conversion of $0.007 per share.

Subsequent to June 30, 2021 the Company received a conversion notice requiring the conversion of 52 Series A preferred stock in exchange for4,928,511 common shares. At the date of this filing, the common stock was still to be issued.

Subsequent to June 30, 2021 the Company entered into a one month consulting agreement with the provider of investor relations services and paid a fee of $12,500 and issued 2,000,000 common shares (valued at $17,400 at the quoted price of the common stock at the date of the agreement) to that consultant.

Subsequent to June 30, 2021 the Company remitted a total of $82,408 at the redemption rate of 135% to the holder of 58,850 Series C preferred stock and accrued dividend of $2,193.

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

Overview

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada

Friendable Inc. (FDBL) is a mobile technology and marketing company focused on connecting and engaging users through its proprietary mobile and desktop applications. The Company’s first app, the “Friendable” subscription app, was a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Launched July 24, 2020, the Company’s “Fan Pass” flagship subscription app is designed to help artists engage with their fans around the world and earn revenue while doing so. The Live Streaming platform supports artists at all levels, providing exclusive artist content “channels,” live event streaming, promotional support, fan subscriptions and custom merchandise designs, all of which are revenue streams for each artist. With Fan Pass, artists can offer exclusive content channels to their fans, who can simply use their smartphones to gain access to their favorite artists as well as an all-access pass, giving them access to all artists on the platform. Additionally, the Fan Pass team will deploy social broadcasters to capture exclusive VIP experiences, interviews and behind-the-scenes content featuring their favorite artists – all available to fan subscribers for free on a trial basis. Thereafter, subscriptions are billed monthly, providing VIP access at a fraction of the cost of traditional face-to-face meetups. Presently, Fan Pass has signed more than 5,000 music artists, of which more than 750 artists have been onboarded with their own “broadcast” music Channel available on the Fan Pass app for live streaming and pre-recorded music content.

Friendable Inc. was founded by Robert A. Rositano Jr. and Dean Rositano, two brothers with over 25 years of experience working together on technology-related ventures.

The Company maintains websites at www.Friendable.com and www.fanpasslive.com. The information on these app websites is not incorporated herein. Additionally, you can download the Fan Pass app from the Apple app Store or Google Play Stores.

What precisely does Fan Pass Live do?

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

For artists there are tools available to help them “up their game” such as the creation of custom logos and merchandising, live chat options, promotional aids that provide the ability to live stream, post photos, audio and video with ease. For subscribers, fans can browse for upcoming events, shop merchandising, search by music genre and create dashboards. They can also view notifications, discussions and their favorite music artists in one app.

While it’s free for the artists to join, Fan Pass monetizes its business model by using an “ALL ACCESS VIP” Offering. Commencing with the release of Fan Pass v2.0 on July 24, 2021, this offering is priced at a $2.99 monthly subscription, paid by fans through its website, Apple App Store or Google Play Stores, with a three-day free trial. On August 5, 2021 the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can now be downloaded by users worldwide, and Fan Pass v2.0 is also now accessible via desktop and web applications.

How sweet does it get for the artists? These revenues are proportionately shared with all Channel artists according to fan views and downloads. In exchange for its platform features, live streaming tools, bandwidth, processing, and handling, Fan Pass also earns platform fees on each separately ticketed event, as well as splits with each artist on subscriber fees and merchandise designed and sold on the platform. Fan Pass v2.0 contains all new UI/UX user interface attributes, updated feature sets for artists and fan, as well as an accelerated onboarding process for artists and artists’ content, and enhanced dashboard features.

The Company aims to establish Fan Pass as its premier brand and mobile platform that is dedicated to connecting and engaging users from anywhere around the World.

Fan Pass Live provides fans exclusive access into the lives of their favorite artists, and provides artists a ‘virtual stage’ to perform, earn revenues, and engage with fans from around the world.

On April 7, 2021 the Company entered into a letter of understanding with Santo Mining Corp. (“SMC”) to form a joint venture to pursue the development and sale of NFT’s ( non-fungible tokens of verifiable, tradable assets of digital art, music”) or other content or collectibles originating through the Company’s exploitation of the content associated with and from the Fan Pass app. Santo would be responsible to provide, establish and maintain the blockchain technology for the NFT’s and related data base, together with establishing the marketplace so the sale and trading of the NFT’s, and the Company would be responsible to provide and/or obtain the digital assets from its Fan Pass artists. Net profit from the joint venture, as defined under the agreement, is the be shared 50/50. To become effective, the terms of the joint venture are to be evidenced by the execution of a definitive agreement between the Company and Santos. At the date of this filing, both the Company and SMC continue to work together on the details of the definitive agreement, with the intention to finalize and execute by the end of 2021.

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

Results of Operations	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES:
Technology services	$-	$91,860	$-	$209,831
Subscription and merchandising sales	1,609	1,031	2,914	1,448
	1,609	92,891	2,914	211,279

OPERATING EXPENSE:
App hosting	7,500	12,000	15,000	21,000
Commissions	199	309	358	434
General and administrative	265,924	218,848	646,609	381,057
Software development and support	225,000	202,515	322,500	354,312
Revenue shares	343	-	1,204	-
Investor relations	28,134	13,340	46,850	136,606
Sales and marketing	210,419	52,254	266,052	52,254
	737,519	499,266	1,298,573	945,663
OTHER INCOME (EXPENSE):
Accretion and interest expense	(243,541)	(203,818)	(509,913)	(228,287)
Gain on foreign exchange	-	2,580	-	2,580
Loss on initial derivative expense	-	(419,000)	(1,796,835)	(419,000)
Loss on settlement of derivatives	-	-	-	(898,138)
Gain(loss) on change in fair value of derivatives	1,813,000	293,000	1,951,000	(4,000)
	1,569,459	(327,238)	(355,748)	(1,546,845)

NET INCOME (LOSS)	$833,549	$(733,613)	$(1,651,407)	$(2,281,229)

For the three months ended June 30, 2021 compared to June 30, 2020

Revenues

The Company had revenues of $1,609 and $92,891 for the three months ended June 30, 2021 and 2020 respectively. Revenues in 2021 related entirely to subscriber and merchandising revenue from the Company’s Fan Pass and Friendable apps. (2020 $1,031). Revenues for the three months ended June 30, 2020 includes $91,860 from technology services provided under a contract with a third party, which expired at the end of 2020 (2021 $0). No new third-party technology services contract has been obtained to date in 2021.

Operating Expenses

The Company had operating expenses of $737,519 and $499,266 for the three months ended June 30, 2021 and 2020 respectively. The increase in operating expenses was due primarily to higher sales and marketing expenses in 2021 to support the Fan Pass app. and higher salary costs to its full time employees.

Other Income and Expense

The Company had other income of $1,569,459 for the three months ended June 30, 2021, compared to other expense of $327,238 for the three months ended June 30, 2020. The increase in other income was due primarily to a gain on change in fair value of derivatives in 2021, compared primarily to a loss on initial derivative expense in 2020.

Net Income (Loss)

The Company had net income of $833,549 for the three months ended June 30, 2021, compared to a net loss of $733,613 for the three months ended June 30, 2020. The increase in net income was due primarily to a gain on change in fair value of derivatives in 2021 of $ 1,813,000, offset by higher operating expenses.

For the six months ended June 30, 2021 compared to June 30, 2020

Revenues

The Company had revenues of $2,914 and $211,279 for the six months ended June 30, 2021 and 2020 respectively. The decrease was due to the end of a contract to develop a third-party app at the end of 2020, which was not replaced by a new third-party app. development contract in 2021. Revenue in 2021 related entirely to subscriber and merchandising revenue from the Company’s own Fan Pass and Friendable apps.

Operating Expenses

The Company had operating expenses of $1,298,573 and $945,663 for the six months ended June 30, 2021 and 2020 respectively. The increase in operating expenses of $352,910 was due primarily to an increase of $265,552 in general and administrative expenses arising primarily from higher legal fees and increased salaries, and an increase in sales and marketing expenses of $213,799 in 2021 to support the Fan Pass app. launch, partially offset by lower investor relations expense.

Other Income and Expense

The Company had other expense of $355,748 and $1,546,845 for the six months ended June 30, 2021 and 2020 respectively. The net decrease in other expense of $1,191,098 was due primarily to a gain on change in fair value of derivative of $1,951,000 in 2021, offset by higher interest expense and a higher loss on initial derivative expense in 2021.

Net Loss

The Company had net losses of $1,651,407 and $2,281,229 for the six months ended June 30, 2021 and 2020 respectively. The decrease in net loss was due primarily to the gain on change in fair value of derivatives in 2021, offset by increased operating expenses and decrease in revenues.

Liquidity and Capital Resources

Working Capital

	June 30, 2021	December 31, 2020
	(unaudited)
Current Assets	$421,871	$148,601
Current Liabilities	$5,826,223	$5,436,963
Working Capital (Deficiency)	$(5,404,352)	$(5,288,362)

Current assets at June 30, 2021 increased compared to December 31, 2020 primarily due to higher cash from the Company’s capital raise program, offset by a reduction in accounts receivable and prepaid expenses.

Current liabilities at June 30, 2021 increased compared to December 31, 2020 primarily due to the increase in accounts payable and accrued expenses and from an increase in capital raised from the issuance of mandatorily redeemable Series C convertible preferred stock and from new convertible notes payable.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2021	June 30, 2020
Net Cash Used in Operating Activities	$(1,168,303)	$(176,554)
Net Cash Provided by Financing Activities	1,487,726	172,500
Net Increase (Decrease) in Cash	$319,423	$(4,054)

Net Cash Used in Operating Activities

Our cash used in operating activities was $1,168,303 for the six month period ended June 30, 2021 compared to $176,554 for the six month period ended June 30, 2020. Net loss was $1,651,407 and $2,281,229 for the six month periods ending June 30, 2021 and 2020 respectively. In 2021, adjustments to reconcile the net loss to net cash used primarily included a loss on initial derivative expense of $1,796,835, offset by a gain from the change in fair value of derivatives of $1,951,000. In 2020, adjustments to reconcile the net loss to net cash used included adjustment for loss on settlement of derivatives of $898,138, and loss on initial derivative expense of $419,000. In 2021, changes in operating assets and liabilities included a reduction in amount due to related party of $108,999 and an increase to accounts payable and accrued expenses of $208,298. In 2020 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $257,351 and an increase due to related party $30,083.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $1,487,726 for the six month period ended June 30, 2021 included the issuance of Series C preferred stock sold for cash of $361,475 offset by a redemption payment of Series C preferred stock of $50,939, issuance of Series D preferred stock under Regulation A of $850,000 less offering costs of $31,310, and net proceeds from the issuance of convertible notes of $358,500. Our cash provided by financing activities of $172,500 for the six month period ended June 30, 2020 included the issuance of Series C preferred stock sold for cash of $33,000, net proceeds from the issuance of convertible notes of $105,000 and proceeds of $35,000 from the sale of common stock.

The Company derives the majority of its financing by issuing convertible notes or stock to investors. The investors have the right to convert the notes and certain preferred stock into common shares of the Company after the requisite Rule 144 waiting period. The notes generally call for the shares to be issued at a deep discount to the market price at the time of conversion. In addition, investors purchasing Series D preferred stock have the right to convert that stock to common shares.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2021, the Company has a working capital deficiency of $5,404,352, has an accumulated deficit of $38,220,653 and has a stockholder’s deficit of $5,404,352 and its operations continue to be funded primarily from sales of its stock, issuance of convertible debentures and short-term loans. During the six months ended June 30, 2021 the Company had a net loss and net cash used in operations of $1,651,407 and $1,168,303. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise financing through the issuance of convertible notes and equity sales. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the semi-annual period ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at March 31,2021 and December 31, 2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs. (While the Company remitted a cashier’s check to Integrity in April, 2021 for $30,000 in payment pf costs it was rejected and was returned uncashed to the Company).

On October 14, 2020 the Company filed a “Declaration” with the Santa Clara County Courts challenging Integrity’s future ability to convert additional shares based on “Stock Market Manipulation” designed to harm the Company’s share price, valuation and number of shares issuable to Integrity following its sales. Additionally, the Company contended that Integrity disregarded the volume limitation set forth in its settlement for the Company’s thinly traded securities and caused a potential third party capital investment of $150,000 to be rescinded. The court agreed with the Company’s declaration that Integrity should have filed a motion so the Company would have the opportunity to present all arguments and evidence in opposition to deny Integrity’s application to enter judgment. . On June 29, 2021 Integrity Media’s attempt to again obtain a motion for entry and enforcement of the judgement was denied in favor of an entirely separate lawsuit, if any, to be brought to try to resolve any disputes with either the original settlement agreement or with the entry of stipulated judgement itself. The matter therefore continues, unresolved.

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at June 30, 2021 or at December 31, 2020 has been established.

ITEM 1A. RISK FACTORS.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021:

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

During the six months ended June 30, 2021:

Issued 11,496,360 common shares on conversion of 84,700 Series C preferred stock plus accrued dividend, valued $137,553.

Issued 31,029,932 shares of common stock on conversion of 44,970 Series D preferred stock at a conversion value of $449,700.

Issued 2,555,738 common shares to a third party on conversion of 50 Series A preferred stock.

Issued 42,522,600 additional shares of common stock based on first and second reset dates in accordance with the debt restructuring agreement (See note 5).

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

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1*	Extension for the submission of the Interactive Data File
(101)	iXBRL files will be filed by an Amendment

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE, INC.

Date: August 16, 2021	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)