Form 10-Q/A
period 2021-06-30
Friendable, Inc.
filed 2021-08-20
CIK 1414043

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

i

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Friendable, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 17, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

9. SHARE PURCHASE WARRANTS

Activity in 2021 is as follows:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2020	60,908	72.00	0.3
Expired	(60,908)	(72.00)	0.3
Granted	64,944,500	0.0066	2.89
Balance outstanding, June 30, 2021	64,944,500	$0.0066	2.89

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

During January 2021, the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of options are exercisable at a price of $0.014 per share. In addition, during January 2021, stock options on a further 1.5 million common shares, vesting quarterly over 3 years, at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $43,006 for the six months ended June 30, 2021 (2020: $0).

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

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE, INC.

Date: August 20, 2021	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 20, 2021	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)