Form 10-Q
period 2021-09-30
Friendable, Inc.
filed 2021-11-10
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

475,998,393 shares of common stock outstanding as of November 5, 2021, of which 6,324,453 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$446,884	$52,702
Accounts receivable	-	12,500
Prepaid expenses	16,857	83,399
Total Current Assets	463,741	148,601

Total Assets	$463,741	$148,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,731,409	$2,447,706
Accounts payable - related party	55,821	190,320
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	92,608	143,957
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 441,375 and 173,100 issued and outstanding at September 30, 2021 and December 31, 2020, including a premium of $179,434 and $74,701 respectively (liquidation value $454,155 at September 30, 2021)	633,590	285,605
Derivative liabilities	237,900	1,320,000
Liability to be settled in common stock	988,375	988,375
Total Current Liabilities	4,800,703	5,436,963

Commitments and contingencies (Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,684 and 19,786 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $10.00 40,524 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	405,240	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 417,753,740 and 51,665,821 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	41,775	5,167
Common stock issuable, $0.0001 par value, 11,548,528 and 103,547,079 shares at September 30, 2021 and December 31, 2020, respectively	1,154	10,354
Additional paid-in capital	33,754,754	31,269,833
Common stock subscription receivable	-	(4,500)
Accumulated deficit	(38,539,915)	(36,569,246)
Total Stockholders’ Deficit	(4,336,962)	(5,288,362)

Total Liabilities and Stockholders’ Deficit	$463,741	$148,601

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Technology services	$-	$109,500	$-	$319,331
Subscription and merchandising sales	1,866	1,892	4,780	3,340
	1,866	111,392	4,780	322,671

OPERATING EXPENSES:
App hosting	7,500	12,000	22,500	33,000
Commissions	247	191	605	625
General and administrative	315,672	224,401	962,281	605,458
Software development and support-related party	252,500	105,790	575,000	460,102
Artists’ performance fees	-	425,058	-	425,058
Revenue shares	920	402	2,124	402
Investor relations	58,118	3,921	104,968	140,527
Sales and marketing	127,269	30,081	393,321	82,335
Total operating expenses	762,226	801,844	2,060,799	1,747,507

LOSS FROM OPERATIONS	(760,360)	(690,452)	(2,056,019)	(1,424,836)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(426,200)	(38,423)	(936,113)	(266,710)
Gain on foreign exchange	-	-	-	2,580
Initial derivative expense	-	-	(1,796,835)	(419,000)
Gain (loss) on settlement of derivatives	-	257,317	-	(640,821)
Derivative income (expense)	867,298	263,000	2,818,298	259,000
	441,098	481,894	85,350	(1,064,951)

NET LOSS	$(319,262)	$(208,558)	$(1,970,669)	$(2,489,787)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.001)	$(0.002)	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic and Diluted	309,158,542	121,819,362	233,457,551	66,468,267

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and nine months ended September 30, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of convertible notes	-	-	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Common shares issued in payment of loan commitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Issuance of common stock previously issuable	-	-	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-	-	-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)
Balance, March 31, 2021	19,786	$2	284,000	$28	-	-	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

Sale of Series D preferred	-	-	-	-	85,000	850,000	-	-	-	-	-	-	-	850,000

Issuance of common stock previously issuable	-	-	-	-	-	-	42,522,600	4,252	(42,522,600)	(4,252)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	11,496,360	1,150	-	-	136,403	-	-	137,553

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(50)	-	-	-	-	-	2,555,738	255	-	-	(255)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(44,970)	(449,700)	31,029,932	3,103	-	-	446,597	-	-	-

Regulation A expense	-	-	-	-	-	-	-	-	-	-	(31,309)	-	-	$(31,309)

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	833,549	833,549
Balance, June 30, 2021	19,736	$2	284,000	$28	40,030	$400,300	220,570,060	$22,057	20,258,169	$2,025	$32,391,889	$-	$(38,220,653)	$(5,404,352)

Conversion of convertible notes	-	-	-	-	-	-	42,352,994	$4,235	-	-	$329,216	-	-	$333,451

Sale of Series D preferred	-	-	-	-	76,000	760,000	-	-	-	-	-	-	-	760,000

Common stock issued for services	-	-	-	-	-	-	2,000,000	200	-	-	17,200	-	-	17,400

Issuance of common stock previously issuable	-	-	-	-	-	-	8,709,641	871	(8,709,641)	(871)	-	-	-	-

Common stock issued to debenture holder to be offset against holder’s convertible debt	-	-	-	-	-	-	7,290,359	729	-	-	90,400	-	-	91,129

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	17,799,687	1,780	-	-	160,874	-	-	162,654

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(52)	-	-	-	-	-	4,928,511	493	-	-	(493)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(75,506)	(755,060)	114,102,488	11,410	-	-	743,650	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(319,262)	(319,262)
Balance, September 30, 2021	19,684	$2	284,000	$28	40,524	$405,240	417,753,740	$41,775	11,548,528	$1,154	$33,754,754	$-	$(38,539,915)	$(4,336,962)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and nine months ended September 30, 2020

	Series A Preferred Stock				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issuable	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2019	19,789	$2	-	$-	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of convertible notes	-	-	-	-	-	-	362,595	36	-	-	19,914	-	-	19,950

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Common shares issued for services	-	-	-	-	-	-	600,000	60	-	-	89,940	-	-	90,000

Issuance of common stock previously issuable	-	-	-	-	-	-	2,575,746	258	(2,575,746)	(258)	-	-	-	-

Conversion of Series A preferred into common stock	(3)	-	-	-	-	-	54,076	5	-	-	(5)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,547,616)	(1,547,616)
Balance, March 31, 2020	19,786	$2	-	$-	284,000	$28	7,988,531	$797	42,135,687	$4,214	$25,001,625	$(4,500)	$(33,991,499)	$(8,989,333)

Conversion of convertible notes	-	-	-	-	-	-	2,211,445	221	-	-	56,299	-	-	56,520

Common shares issued for services	-	-	-	-	-	-	78,000	8	206,667	21	27,579	-	-	27,608

Series A preferred shares issuable to talent agencies in exchange for services	-	-	118	-	-	-	-	-	-	-	135,617	-	-	135,617

Return of Series A preferred shares to treasury	(118)	-	-	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for cash	-	-	-	-	-	-	-	-	1,750,000	175	34,825	-	-	35,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(733,613)	(733,613)
Balance, June 30, 2020	19,668	$2	118	-	284,000	$28	10,277,976	$1,026	44,092,354	$4,410	$25,255,945	$(4,500)	$(34,725,112)	$(9,468,201)

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	-	-	63,275,243	6,328	5,049,356	-	-	5,055,684

Common stock issuable for stock issued for cash	-	-	-	-	-	-	-	-	500,000	50	24,950	-	-	25,000

Common shares issued towards settlement of lawsuit	-	-	-	-	-	-	750,000	75	-	-	16,550	-	-	16,625

Common shares issued for services	-	-	-	-	-	-	5,058,333	506	-	-	427,936	-	-	428,442

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	3,822,958	383	-	-	134,660	-	-	135,043

Reclassification of common stock previously issuable	-	-	-	-	-	-	1,309,165	132	(1,309,165)	(132)	-	-	-	-

Reclassification of Series A preferred previously issuable	118	-	(118)		-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(208,558)	(208,558)
Balance, September 30, 2020	19,786	$2	-	$-	284,000	$28	21,218,432	$2,122	106,558,432	$10,656	$30,909,397	$(4,500)	$(34,933,670)	$(4,015,965)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,970,669)	$(2,489,787)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	17,400	575,500
Loss on settlement of derivative	-	640,821
Non-cash loan fees expensed	29,000	-
Debt conversion fees charged to expense	8,600	-
Stock option expense	65,024	-
Amortization of debt discount	467,101	45,095
Initial derivative expense	1,796,835	419,000
(Gain) Loss on change in fair value of derivative	(2,818,298)	(259,000)
Accrual of dividend on Preferred C Stock	-	24,666
Interest on convertible debentures and promissory note		171,156
Premium, dividends and accretion on Series C preferred stock	281,654	-
Change in operating assets and liabilities:
Accounts receivable	12,500	(12)
Due from related party	-	30,083
Prepaid expenses	66,543	30,000
Accounts payable - related party	(134,499)	141,803
Accounts payable and accrued expenses	335,176	409,744
NET CASH USED IN OPERATING ACTIVITIES	(1,843,633)	(260,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	515,900	33,000
Redemption of Series C preferred stock	(95,150)	-
Payment of Series C preferred stock dividends	(3,625)	-
Proceeds from sale convertible Series D preferred stock from Regulation A offering	1,610,000	-
Offering costs of convertible Series D preferred stock	(31,310)	-
Refund on canceled common stock subscription	-	(500)
Proceeds from issuance of convertible notes	358,500	105,000
Prepayment of convertible note	(116,500)
Proceeds from short-term loans	-	61,000
Proceeds from sale of common stock	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,237,815	258,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	394,182	(2,431)

CASH AND CASH EQUIVALENTS - beginning of period	52,702	11,282

CASH AND CASH EQUIVALENTS - end of period	$446,884	$8,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$4,500	$-
Conversion of convertible notes to common stock	$401,949	$59,175
Conversion of accrued interest to common stock	$46,970	$17,295
Conversion of Series C redeemable preferred shares to common stock	$350,789	$-
Conversion of Series D preferred stock to common stock	$1,204,700	$-
Series A shares granted for fee and recorded as prepaid asset	$-	$135,617
Premiums on Series C redeemable preferred shares	$-	$135,042
Reduction of liability to be settled with common stock	$-	$16,625
Recording of debt discount on convertible debt	$446,700	$105,000
Reduction of derivative liability based on reset common shares issuable	$-	$13,474,521

Cash consists of :
Cash	$446,884	$8,851

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
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

Presently, until our apps gain greater adoption from paying subscribers through increased awareness, coupled with additional compelling and exclusive digital content to produce higher revenue levels, though December 31, 2020 the Company had largely supported its operations through the sale of its software services, and specifically its app development services, under a contractual relationship since inception with a third party. This services contract ended in 2020 and has not yet been replaced with any other similar software services with another customer. Presently, the Company’s only revenue is from its own Fan Pass and Friendable apps, which have various revenue streams tested for long term and/or recurring monthly viability. The Company has developed an enhanced version of its Fan Pass application (v2.0) with improved features and attributes which it released on July 24, 2021. This upgrade includes all new UI/UX attributes, upgraded feature sets for artists and fans, an accelerated artist on boarding process and enhanced dashboard features. On August 5, 2021 the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can be downloaded by users worldwide, and Fan Pass v2.0 is also accessible via desktop and web applications.

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
September 30, 2021 and 2020
(Unaudited)

1. NATURE OF BUSINESS AND GOING CONCERN

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

In conjunction with the Company’s intention to raise financing of up to $5 million through an offering of up to 500,000 Series D convertible Preferred Stock at the offering price of $10.00 per share, on March 29, 2021 the Company received a Notice of Qualification from the Securities and Exchange Commission indicating approval from the Company to proceed with the offering pursuant to Tier 2 of Regulation A of the Securities Act, which provides exemption from registration of such securities. Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares. The conversion right, of 80% of the average closing price reported on OTCMarkets, was initially based through June 30, 2021 on the average closing price of the Company’s common stock for the 20 trading days preceding conversion. Effective July 1, 2021 this basis was amended to the average closing price of the Company’s common stock for the 10 trading days preceding conversion. On April 5, 2021 the Company filed the necessary Certificate of Designation with the state of Nevada to designate 500,000 shares of Series D Preferred stock from the Company’s total authorized and unissued Preferred Stock. Through September 30, 2021, the Company has sold 161,000 Series D convertible Preferred Stock and received cash of $1,610,000. Of these stock sales, a total of 120,476 Series D Preferred shares were subsequently converted to 145,132,420 common shares at an average conversion rate of $0.0111 per common share, resulting in a remaining balance at September 30, 2021 of 40,524 Series D Preferred.

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company has a working capital deficiency of $4,336,962, an accumulated deficit of $38,539,915 and has a stockholder’s deficit of $4,336,962 and its operations continue to be funded primarily from sales of its stock, the issuance of convertible debentures and short-term loans. During the three and nine months ended September 30, 2021 the Company had a net loss of $319,262 and a net loss of $1,970,669, respectively, and net cash used in operations for the nine months ended September 30, 2021 and September 30, 2020 of $1,843,633 and $260,931, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue to raise financing through equity sales and the issuance of convertible notes, and to continue to expand its revenue from its FanPass app and seek the acquisition of compatible businesses that will be beneficial to the Company. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three and nine months ended September 30, 2021 the Company derived its only revenue of $1,866 and $4,780, respectively, from subscription fees and merchandising sales from its Friendable and Fan Pass apps, which revenues were recognized when received. During the three and nine months ended September 30, 2020 the Company derived revenue primarily from the development of apps for a third party of $109,500 and $319,331, respectively, which was recognized upon completion of services, and secondarily from subscription fees from the Friendable and Fan Pass apps totaling $1,892 and $3,340, respectively, which was recognized when received.

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the three and nine months ended September 30, 2021 the Company incurred a revenue sharing expense of $920 and $2,124, respectively, and had a revenue share liability of $2,308 at September 30, 2021, which is included in accounts payable and accrued expenses.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sales and Marketing Costs

The Company’s policy regarding sales and marketing costs is to expense such costs when incurred. During the three and nine months ended September 30, 2021, the Company incurred $127,269 and $393,321 respectively (2020: $30,081 and $82,335) in sales and marketing costs, primarily for social media promotion programs and amortization of deferred expense (see Page 23, Eclectic Artists Series A Preferred stock).

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

During January 2021, the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of options are exercisable at a price of $0.014 per share. In addition, during January 2021, stock options on 1.5 million common shares, vesting quarterly over 3 years, were issued to a prospective employee, at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $65,024 for the nine months ended September 30, 2021 (2020: $0).

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At September 30, 2021 and December 31, 2020, the Company did not have any allowance for doubtful accounts.

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

As of September 30, 2021, there were approximately 4,190,838,922 potentially dilutive common shares outstanding, as follows.

Potential dilutive shares

88,797,769	Warrants and Stock Options outstanding
56,083,822	Common shares issuable upon conversion of convertible debt
3,863,720,412	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
103,170,150	Common shares issuable upon conversion of Preferred Series C shares
77,930,769	Common shares issuable upon conversion of Preferred Series D shares
4,190,838,922

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2021, the Company incurred $480,884 (September 30, 2020: $369,558) in salaries and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2021, the Company incurred $22,500, $575,000, and $45,000 (September 30, 2020: $33,000, $332,834, and $45,000) in app hosting, software development and support and office rent to a company with two officers and directors in common with such costs being recorded as app hosting, software development and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the 3 months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of September 30, 2021 accounts payable, related party includes $55,821 (December 31, 2020: $190,320) due to a company with two officers and directors in common, and $1,138,908 (December 31, 2020: $918,408) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

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
September 30, 2021 and 2020
(Unaudited)

4. CONVERTIBLE DEBENTURES

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

On September 21, 2020, Ellis International LP (as successor to Alpha Capital Anstalt) submitted a request to drawdown and, on September 29, 2020, was issued 687,355 common shares against its entitlement above and reclassified from issuable shares in the accompanying balance sheet and statement of changes in stockholder deficit.

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
September 30, 2021 and 2020
(Unaudited)

4. CONVERTIBLE DEBENTURES

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

During the three months ended September 30, 2021 Ellis International LP requested and was issued a total of 16,000,000 common shares. However, Ellis was only entitled to drawdown a total of 8,709,641 common shares to reach its maximum common shares allocation from its convertible debenture. The excess balance of 7,290,359 common shares, which carried a fair value of $91,129 based on the Company’s trading stock price of $0.0125 per share at the drawdown date, has been applied against the outstanding principal of $100,000 on the Ellis convertible note.

Derivative Liabilities

The Company accounts for its obligation to issue common stock (“Reset Provision”) as derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” which are reflected as liabilities at fair value on the consolidated balance sheet, with changes in fair value reported in the consolidated statement of operations. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The number of shares of common stock the Company could be obligated to issue, is based on future trading prices of the Company’s common stock. To reflect this uncertainty in estimating the fair value of the potential obligation to issue common stock, the Company uses a Monte Carlo model that considers the reporting date trading price, historical volatility of the Company’s common stock, and risk-free rate in estimating the fair value of the potential obligation to issue common stock. The results of the Monte Carlo simulation model are most sensitive to inputs for expected volatility. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The estimated fair values may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

The following is a summary of activity related to the reset provision derivative liability through the final reset date of July 2, 2020:

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at December 31, 2020 and September 30, 2021	$-

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at September 30, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	May 20, 2020	$60,000	$19,767	$79,767
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
J.P.Carey Inc.	March 3, 2021	150,000	8,671	158,671
Ellis International LP	October 13, 2020	100,000	9,669	109,669
Anvil Financial Management LLC	January 1, 2021	9,200	550	9,750
Total		329,200	$38,657	$367,857
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,129)
Less: Unamortized discounts		(65,334)
Net carrying value: September 30, 2021		$92,608

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at December 31, 2020:

	Issuance:	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued Interest
J.P. Carey Inc.	March 30, 2017	-	$20,029	$20,029
J.P. Carey Inc	May 20, 2020	$60,000	8,996	68,996
J.P. Carey Inc	June 11, 2020	10,000	-	10,000
Green Coast Capital International	April 6, 2020	10,755	848	11,603
Ellis International LP	October 13, 2020	100,000	2,190	102,190
Trillium Partners LP	December 3, 2020	21,436	258	21,694
Trillium Partners LP	December 8, 2020	27,500	145	27,645
Total		$229,691	$32,466	$262,157
Less: Unamortized discounts		(85,734)
Net carrying value December 31, 2020		$143,957

The derivative fair value of the above at September 30, 2021 and at December 31, 2020 is $237,900 and $1,320,000, respectively.

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
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2020:

J.P. Carey converted $30,930 of principal and $18,020 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the year ended December 31, 2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of December 31, 2020 and June 30, 2021 the assigned note had a principal balance of $10,755 and an accrued interest balance of $848 and $1,275, respectively, which has been accounted for as having a derivative liability due to the variable conversion price. On August 10, 2021 Green Coast exercised its right to convert the principal balance of $10,755 and accrued interest of $1,389 into 3,238,544 common shares in full settlement.

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

During the three months ended March 31, 2021 JPCarey claimed a total of six additional conversions to common stock totaling $120,580, represented $116,080 in accrued interest and $4,500 in conversion fees, and received a total of 22,515,748 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believes that a cumulative amount of $80,129 has been received by JPCarey in excess of the remaining balance due. The Company is presently in negotiation with JPCarey to apply this excess to additionally retire the two outstanding JP Carey notes of $60,000 and $10,000, together with all accrued interest thereon.

Green Coast Capital International Securities Purchase Agreement and Convertible Note dated April 8, 2020

On April 8, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Green Coast whereby the Company agreed to sell to the holder convertible notes in amounts up to $150,000. The note holder shall be entitled to a pro rata share of 20% of the net revenues (excluding Brightcove) derived from subscriptions and other sales of Fan Pass, Inc., a wholly owned subsidiary of the Company. The pro rata 20% pays out two times the initial investment and continues at 5% for a period of five years.

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
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

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

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $19,767 of interest at the default rate of 24% for the period from May 29, 2020 to September 30, 2021.

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

At September 30, 2021 and at December 31, 2020 the outstanding balance on the note was $100,000 principal and $9,669 and $2,190 accrued interest, respectively.

During the three months ended September 30, 2021 Ellis International LP requested and was issued a total of 16,000,000 common shares against its Convertible Debenture settlement (see Note 4). However, Ellis was only entitled to drawdown a total of 8,709,641 common shares to reach its maximum common shares allocation from its settlement. The excess balance of 7,290,359 common shares, which carried a fair value of $91,129 at the drawdown date based on the Company’s trading price of $0.0125 on that date, has been applied as an offset against the outstanding principal of $100,000 on the Ellis convertible note pending resolution of this issue with Ellis.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

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

On February 4, 2021 and March 10, 2021 Trillium exercised its right of conversion on a total of $21,000 principal, $222 accrued interest and $2,050 conversion fees, and received a total of 3,784,052 of the Company’s common shares, at an average of $0.00615 per share, leaving an outstanding principal balance of $6,500 and accrued interest of $1,111 at June 30, 2021.

On September 15, 2021 the Company paid off in cash the remaining note liability of $6,500 principal and accrued interest, together with a prepayment penalty of $3,477.

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

At September 30, 2021 the outstanding balance on the note was $9,200 principal and $550 accrued interest.

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

On August 16, 2021 Trillium exercised its right of conversion on the $27,500 principal and $1,218 accrued interest, and received a total of 7,557,245 of the Company’s common shares at an average of $0.0038 per share, in full settlement of the note.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

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

As further inducement for Trillium to agree to the terms of the note, on March 3, 2021 the Company issued a 5 year Common Stock Purchase Warrant to Trillium for 30,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $0.005 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $741,000, but the relative fair value was recorded as a debt discount, as discussed below.

On September 10, 2021 and September 23, 2021 Trillium exercised its right of conversion on the $150,000 principal and $7,562 accrued interest, and received a total of 31,551,205 of the Company’s common shares, at the rate of $0.005 per share in full settlement of the note.

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

As further inducement for JP Carey to agree to the terms of the note, on March 3, 2021 the Company issued a 5 year Common Stock Purchase Warrant to JP Carey for 30,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $0.005 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $741,000, but the relative fair value was recorded as a debt discount, as discussed below.

At September 30, 2021 the outstanding balance on the note was $150,000 principal and $8,671 accrued interest.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

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

As further inducement for FirstFire to agree to the terms of the note, on March 10, 2021 the Company issued 3,500,000 common shares to FirstFire as payment for a commitment fee, which had a fair value of $62,300 at time of issuance, but the relative fair value was recorded as debt discount as discussed below. In addition, on March 9, 2021 the Company issued a 3-year Common Stock Purchase Warrant to FirstFire on 3,500,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $0.025 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $66,500, but the relative fair value was recorded as debt discount as discussed below.

On March 11, 2021, in addition to the above mentioned finder’s fee, Primary Capital LLC was also issued a 3 year Common Stock Purchase Warrant for 1,000,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $0.01 per share and a 3 year Common Stock Purchase Warrant on 350,000 fully paid and nonassessable shares of the Company’s common stock at an exercise price of $0.025 per share. In accordance with Black Scholes valuation requirements, the fair value of these Purchase Warrants was $18,000 and $6,300 respectively, but the relative fair value was recorded as debt discount as discussed below.

On September 20, 2021 the Company exercised its right to prepay the note and remitted cash totaling $130,000 to FirstFire, representing the prepayment of $110,000 principal, accrued interest of $5,816 and prepayment penalty of $14,184.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability.

The Company estimated the fair value of the conversion options at the date of issuance, and at September 30, 2021, using Monte Carlo simulations and the following range of assumptions:

Volatility	139.96% – 234.97%
Risk Free Rate	0.04% – 0.09%
Expected Term	0.25 – 1.04

Loss on Conversion of Convertible Notes in the Three Months Ended September 30, 2021

The fair value of common shares issued upon conversion of convertible notes during the three months ended September 30, 2021 was $333,451 based on the quoted trading prices of the Company’s common stock on conversion dates. The total notes and accrued interest converted was $198,648, resulting in a loss on conversion of $134,803 which is included in derivative expense in the accompanying Statement of Operations.

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in the three months ended March 31, 2021. The discounts are being amortized over the respective Note terms.

The following is a summary of activity related to the embedded conversion options derivative liabilities for the nine months ended September 30, 2021.

Balance, December 31, 2020	$1,320,000
Initial derivative liabilities charged to operations	1,796,835
Initial derivative liabilities recorded as debt discount	74,165

Gain on settlement of derivatives upon conversion and change in fair value of derivatives	(2,953,100)
Balance, September 30, 2021	$237,900

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at September 30, 2021 and December 31, 2020.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of September 30, 2021:

(12) Employment agreements with related parties.

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

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 6 months of the date of the Settlement Agreement. However, at the date of this filing both the $30,000 cash payment has not been made and the preferred shares have not been returned.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at September 30, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at September 30, 2021 has been established for these claims.

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

Recorded the obligation to issue 2,250,000 common shares in consideration for $60,000 received in cash.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK

Issued 26,527,179 common shares upon conversion of Series C preferred stock having a value of $353,678.

During the three months ended March 31, 2021, the Company:

Issued 31,532,405 shares of common stock to two convertible note holders for partial conversion of an aggregate of $167,743 of the notes and accrued interest at an average price of approximately $0.0053.

Granted 3,500,000 shares of common stock to a noteholder as a commitment fee valued at its relative fair value of $11,924.

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

Issued 2,555,738 common shares upon conversion of 50 Series A preferred stock

Issued 31,029,932 common shares upon conversion of 44,970 Series D preferred stock

During the three months ended September 30, 2021, the Company:

Issued a total of 8,709,641 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Issued 7,290,359 common shares to a convertible debenture holder in excess of their entitlement valued at $91,129 , which will be offset against a separate convertible note also issued to that holder.

Issued 17,799,687 common shares upon conversion of Series C preferred stock having a book value of $162,654.

Issued 4,928,511 common shares upon conversion of 52 Series A preferred stock

Issued 114,102,488 common shares upon conversion of 75,506 Series D preferred stock

Issued 42,352,994 common shares with a fair value of $333,451 upon conversion of convertible notes with bifurcated derivatives and accrued interest, resulting in a loss on conversion of $134,803 which is included in derivative expense.

Issued 2,000,000 common shares in payment of services valued at a total of $17,400 based on the quoted trade price of $0.0087 on the grant date.

For sales of Series D preferred stock see page 26.

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK

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

On September 2, 2021 52 Series A Preferred shares held by a third party were converted to 4,928,511 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced from 19,736 to 19,684.

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

September 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK

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

September 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK

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

During the three months ended September 30, 2021 the Company elected to redeem and cancelled 58,850 Series C shares through the payment of $82,408, which represented 135% of the outstanding principal of $58,850 and accrued dividend of $2,192. A holder of the Series C converted 95,700 Series C shares to 17,799,687 common shares for a redemption value of $162,654 including accrued dividends, plus premium, recorded into equity. In addition, during the three months ended September 30, 2021 a total of 178,750 shares of Series C convertible preferred stock were issued to an investor under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $162,500 cash and premiums totaling $73,011 were recorded during this period with respect to these issuances. At September 30, 2021 the remaining liability totals $633,590 represented by a remaining balance of $441,375 in redeemable Series C stock, together with the related premium of $179,435 and accrued dividends of $12,780.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

8. COMMON AND PREFERRED STOCK

During the three months ended September 30, 2021 the Company received a total of $760,000 from the sale of 76,000 Series D Convertible Preferred Stock. In addition, during that period 75,506 Series D Preferred shares were subsequently converted to 114,102,488 common shares at an average conversion rate of $0.00662 per common share, resulting in a remaining balance at September 30, 2021 of 40,524 Series D Preferred.

9. SHARE PURCHASE WARRANTS

Activity in 2021 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2020	60,908	72.00	0.3
Expired	(60,908)	(72.00)	(0.3)
Granted	65,567,000	0.0065	4.18
Balance outstanding, September 30, 2021	65,567,000	$0.0065	4.18

Preferred Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31, 2020	-	-	-
Granted	3,500	10.00	4.18
Balance outstanding, September 30, 2021	3,500	10.00	4.18

The Preferred Series D warrants, when exercised at the price of $10.00 per share, are then convertible to common shares at 80% of the Company’s average closing stock price over 10 trading days prior to conversion, which would equal 6,730,769 common shares at September 30, 2021.

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

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

9. SHARE PURCHASE WARRANTS

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

On August 9, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 1,000 shares of the Company’s Series D Preferred stock (the “Warrants”) in part consideration as a finder’s fee in connection with the purchase by FirstFire of 10,000 Series D Preferred stock on July 23, 2021. Warrants on 1,000 Series D Preferred stock common shares are exercisable at any time on or after the date of issuance at the price of $10.00 per share and entitles the holder to purchase the Company’s Series D Preferred stock for a period of up to 5 years from August 9, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was $10,000. However, there is no accounting entry since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

On September 10, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 625,000 shares of the Company’s common stock (the “Warrants”) in part consideration as a finder’s fee in connection with the purchase by FirstFire of 12,500 Series D Preferred stock on August 31, 2021. Warrants on 1,000 Series D Preferred stock common shares are exercisable at any time on or after the date of issuance at the price of $10.00 per share and entitles the holder to purchase the Company’s Series D Preferred stock for a period of up to 5 years from September 10, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was $6,250. However, there is no accounting entry since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)
Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	2.0
Balance outstanding, September 30, 2021	16,500,000	$0.0141	2.0

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $65,024 for the nine months ended September 30, 2021 (2020: $0).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

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

11. FAIR VALUE MEASUREMENTS

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

As of September 30, 2021 there were derivatives measured at fair value on a recurring basis (see note 5) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value

September 30, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$237,900	$237,900

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

12. SUBSEQUENT EVENTS

Subsequent to September 30, 2021 the Company received $250,000 from the sales of 25,000 Series D Convertible Preferred Stock at $10.00 per share. In connection with these sales, the Company paid Primary Capital finder’s fees totaling $12,500 and issued 5 year Warrants on 1,250,000 common shares at an exercise price of $0.01 per share.

Subsequent to September 30, 2021 the Company issued 5,224,075 common shares to the holder of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Subsequent to September 30, 2021 the Company issued 7,519,927 common shares on conversion of 50 Series A preferred stock.

Subsequent to September 30, 2021 the Company issued a total of 26,574,626 common shares on conversion of 13,892 Series D Preferred Stock, an at average conversion of $0.00523 per share.

Subsequent to September 30, 2021 the Company issued a total of 12,581,572 common shares to a holder of Series C preferred stock on conversion of $42,625 principal and $1,705 accrued dividends at an average conversion rate of $0.00352 per share.

On October 21, 2021 the Company signed a non-binding Letter of Intent to acquire all of the assets of Artist Republik, Inc. in consideration for the issuance of common stock of the Company equal to 37% of the common stock issued and outstanding (presently estimated to be 37% of 457,072,368, or 169,116,776 common shares). The transaction is scheduled to close in November, 2021.

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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Launched July 24, 2020, the Company’s “Fan Pass” flagship subscription app is designed to help artists engage with their fans around the world and earn revenue while doing so. The Live Streaming platform supports artists at all levels, providing exclusive artist content “channels,” live event streaming, promotional support, fan subscriptions and custom merchandise designs, all of which are revenue streams for each artist. With Fan Pass, artists can offer exclusive content channels to their fans, who can simply use their smartphones to gain access to their favorite artists as well as an all-access pass, giving them access to all artists on the platform. Additionally, the Fan Pass team will deploy social broadcasters to capture exclusive VIP experiences, interviews and behind-the-scenes content featuring their favorite artists – all available to fan subscribers for free on a trial basis. Thereafter, subscriptions are billed monthly, providing VIP access at a fraction of the cost of traditional face-to-face meetups. Presently, Fan Pass has signed more than 5,300 music artists, of which more than 750 artists have been on boarded with their own “broadcast” music Channel available on the Fan Pass app for live streaming and pre-recorded music content.

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

While it’s free for the artists to join, Fan Pass monetizes its business model by using an “ALL ACCESS VIP” Offering. Commencing with the release of Fan Pass v2.0 on July 24, 2021, this offering is priced at a $2.99 monthly subscription ($25.99 annual subscription), paid by fans through its website, Apple App Store or Google Play Stores, with a three-day free trial. Fan Pass also offers an “Artist Pro” monthly subscription of $8.99 which offers the “ALL ACCESS VIP”, plus advanced dashboard analytics, merchandising store access and promotion of scheduled music events, On August 5, 2021 the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can be downloaded by users worldwide, and Fan Pass v2.0 is also accessible via desktop and web applications.

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

We previously advised that on April 7, 2021 the Company had entered into a letter of understanding with Santo Mining Corp. (“SMC”) to form a joint venture to pursue the development and sale of NFT’s ( non-fungible tokens of verifiable, tradable assets of digital art, music”) or other content or collectibles originating through the Company’s exploitation of the content associated with and from the Fan Pass app. However, the Company has not been able to conclude a definitive agreement with SMC and accordingly is no longer proceeding with this arrangement. Nonetheless, the Company is pursuing other opportunities for the distribution of its potential NFT’s.

On October 21, 2021 the Company signed a non-binding Letter of Intent to acquire all of the assets of Artist Republik, Inc. in consideration for the issuance of common stock of the Company equal to 37% of the common stock issued and outstanding (presently estimated to be 37% of 469,673,940, or 173,779,358 common stock). The transaction is scheduled to close in November, 2021. Started in early 2020, Artist Republik provides the tools for Music Artists to produce, distribute and market their original music on a variety of digital streaming platforms, including Spotify and Apple Music, together with providing Artists with the ability to find and book local venues and shows. Artist Republik presently serves 100,000 Artists and shares a portion of its revenue with the Artists. Closing the acquisition will complete the Company’s presence in the music industry by directly serving both independent Artists in the distribution of music content and the connection and participation with their fans.

Executive Leadership

Our two founders are a team of Entrepreneurs who have over 25 years of tech related startup experience, recruiting talent, building teams and turning ideas into big business opportunities, as well as exits for investors. Together raising over $40M in capital, spanning various companies, with a history dating back to the first ever Internet IPO (Netcom Online Communications – 1993), as well as the development of the first ever World Wide Web Directory (sold to McMillan Publishing 1995) and even deploying a first mover social network by the name of nettaxi.com – 1998 – 2002, which was prior to Facebook and resulted in a top 10 most trafficked web site in the World, with a market cap of approximately $700M upon exiting the public company. Relationships developed over the years include such companies as Apple, eBay and AT&T, as well as joint ventures with Music Industry Giants, including Nocturne Productions, Herbie Herbert (Manager of the Band Journey) and Music.com; an early adopter offering digital music downloads.

Results of Operations	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES:
Technology services	$-	$109,500	$-	$319,331
Subscription and merchandising sales	1,866	1,892	4,780	3,340
	1,866	111,392	4,780	322,671

OPERATING EXPENSES:
App hosting	7,500	12,000	22,500	33,000
Commissions	247	191	605	625
General and administrative	315,672	224,401	962,281	605,458
Software development and support	252,500	105,790	575,000	460,102
Artists’ performance fees	-	425,058	-	425,058
Revenue shares	920	402	2,124	402
Investor relations	58,118	3,921	104,968	140,527
Sales and marketing	127,269	30,081	393,321	82,335
Total operating expenses	762,226	801,844	2,060,799	1,747,507

LOSS FROM OPERATIONS	(760,360)	(690,452)	(2,056,019)	(1,424,836)

OTHER INCOME (EXPENSE)
Accretion and interest expense	(426,200)	(38,423)	(936,113)	(266,710)
Gain on foreign exchange	-	-	-	2,580
Initial derivative expense	-	-	(1,796,835)	(419,000)
Gain (loss) on settlement of derivatives	-	257,317	-	(640,821)
Derivatives income (expense)	867,298	263,000	2,818,298	259,000
	441,098	481,894	85,350	(1,064,951)

NET LOSS	$(319,262)	$(208,558)	$(1,970,669)	$(2,489,787)

For the three months ended September 30, 2021 compared to September 30, 2020

Revenues

The Company had revenues of $1,866 and $111,392 for the three months ended September 30, 2021 and 2020 respectively. Revenues in 2021 related entirely to subscriber and merchandising revenue from the Company’s Fan Pass and Friendable apps. (2020 $1,892). Revenues for the three months ended September 30, 2020 includes $109,500 from technology services provided under a contract with a third party, which expired at the end of 2020 (2021 $0). No new third-party technology services contract has been obtained to date in 2021.

Operating Expenses

The Company had operating expenses of $762,226 and $801,844 for the three months ended September 30, 2021 and 2020 respectively. The decrease in operating expenses was due primarily to Artists’ performance fees of $425,058 incurred in 2020 in connection with the initial launch of the Fan Pass app.in July, 2020, offset by higher salary costs of full time employees, higher software development costs to build and launch Fan Pass V 2.0 in July 2021 and higher sales and marketing costs to promote the Fan Pass app. in 2021.

Other Income and Expense

The Company had other net income of $441,098 for the three months ended September 30, 2021, compared to other income of $481,894 for the three months ended September 30, 2020. Higher interest expense in 2021 was offset by higher derivatives income.

Net Loss

The Company had a net loss of $319,262 for the three months ended September 30, 2021, compared to a net loss of $208,558 for the three months ended September 30, 2020. The increase in net loss was due primarily to the decline in revenues in 2021 explained above.

For the nine months ended September 30, 2021 compared to September 30, 2020

Revenues

The Company had revenues of $4,780 and $322,671 for the nine months ended September 30, 2021 and 2020 respectively. The decrease was due to the end of a contract to develop a third-party app at the end of 2020, which was not replaced by a new third-party app. development contract in 2021. Revenue in 2021 related entirely to subscriber and merchandising revenue from the Company’s own Fan Pass and Friendable apps.

Operating Expenses

The Company had operating expenses of $2,060,799 and $1,747,507 for the nine months ended September 30, 2021 and 2020 respectively. The increase in operating expenses of $313,292 was due primarily to an increase of $356,823 in general and administrative expenses arising primarily from higher legal fees and increased salaries, and an increase in sales and marketing expenses of $310,986 in 2021 to support the Fan Pass 2.0 app. launch, partially offset by the absence of Artists; performance fees of $425,058 incurred in 2020 in support of the initial launch of the Fan Pass app in July, 2020.

Other Income and Expense

The Company had other net income of $85,350 for the nine months ended September 30, 2021 compared with other expense of $1,064,951 for the nine months ended September 30, 2020. The change was due primarily to higher a derivatives income of $2,818,298, less interest expense and loss on initial derivative expense of $2,732,948 in 2021, compared with much smaller derivatives income $259,000 and loss on settlement of derivatives $640,821 and initial derivative expense $419,000 in 2020.

Net Loss

The Company had net losses of $1,970,669 and $2,489,787 for the nine months ended September 30, 2021 and 2020 respectively. The decrease in net loss was due primarily to the absence in 2021 of Artists’ performance fees totaling $425,058 incurred in 2020 to support the initial launch of the Fan Pass app.

Liquidity and Capital Resources

Working Capital

	September 30, 2021	December 31, 2020
	(unaudited)
Current Assets	$463,741	$148,601
Current Liabilities	$4,800,703	$5,436,963
Working Capital (Deficiency)	$(4,336,962)	$(5,288,362)

Current assets at September 30, 2021 increased compared to December 31, 2020 primarily due to higher cash from the Company’s Regulation A capital raise program, offset by a reduction in accounts receivable and prepaid expenses.

Current liabilities at September 30, 2021 decreased compared to December 31, 2020 primarily due to the reduction in derivative liabilities from convertible note conversions in 2021 and changes in the fair value of derivatives, offset by an increase in accounts payable and accrued expenses and an increase in the liability for mandatorily redeemable Series C convertible preferred stock from additional capital raises.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2021	September 30, 2020
Net Cash Used in Operating Activities	$(1,843,633)	$(260,931)
Net Cash Provided by Financing Activities	2,237,815	258,500
Net Increase (Decrease) in Cash	$394,182	$(2,431)

Net Cash Used in Operating Activities

Our cash used in operating activities was $1,843,633 for the nine month period ended September 30, 2021 compared to $260,931 for the nine month period ended September 30, 2020. Net loss was $1,970,669 and $2,489,787 for the nine month periods ending September 30, 2021 and 2020 respectively. In 2021, adjustments to reconcile the net loss to net cash used primarily included a loss on initial derivative expense of $1,796,835, offset by a gain from the change in fair value of derivatives of $2,818,298. In 2020, adjustments to reconcile the net loss to net cash used included adjustment for loss on settlement of derivative of $640,822, and loss on initial derivative expense of $419,000. In 2021, changes in operating assets and liabilities included a reduction in amount due to related party of $134,499 and an increase to accounts payable and accrued expenses of $335,173. In 2020 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $409,743 and an increase due to related party $30,083.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $2,237,815 for the nine month period ended September 30, 2021 included the issuance of Series C preferred stock sold for cash of $515,900 offset by a redemption payments of Series C preferred stock totaling $95,150, issuance of Series D preferred stock under Regulation A of $1,610,000 less offering costs of $31,310, and net proceeds from the issuance of convertible notes of $358,500 and repayment of convertible notes of $116,500. Our cash provided by financing activities of $258,500 for the nine month period ended September 30, 2020 included the issuance of Series C preferred stock sold for cash of $33,000, net proceeds from the issuance of convertible notes of $105,000 and proceeds of $60,000 from the sale of common stock.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company has a working capital deficiency of $4,336,962, has an accumulated deficit of $38,539,915 and has a stockholder’s deficit of $4,336,962 and its operations continue to be funded primarily from sales of its stock. During the nine months ended September 30, 2021 the Company had a net loss and net cash used in operations of $1,970,669 and $1,843,633. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue raising financing through equity sales of Series C and Series D Preferred stock, while intending to reduce and/or eliminate its convertible debt. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. At the date of this filing the $30,000 cash payment has not been made and the preferred shares have not been returned.

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

On August 28, 2020 Integrity requested and was issued 750,000 common shares, which Integrity advised the Company realized $16,625 when sold. Accordingly, at September 30,2021 and December 31, 2020 the Company reduced its liability payable in common stock from $1,005,000 to $988,375 and retained $30,000 as an accrued liability for costs.

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

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing and no accrued expense at September 30, 2021 or at December 31, 2020 has been established.

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

During the three months ended June 30, 2021:

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

During the three months ended September 30, 2021:

Issued 17,799,687 common shares on conversion of 95,700 Series C preferred stock plus accrued dividend with a book value of $162,654.

Issued 114,102,488 shares of common stock on conversion of 75,506 Series D preferred stock at a conversion value of $755,060.

Issued 4,928,511 common shares to a third party on conversion of 52 Series A preferred stock.

Issued 8,709,641 additional shares of common stock based on first and second reset dates in accordance with the debt restructuring agreement.

Issued 7,290,359 common shares to a convertible debenture holder for offset against the holder’s convertible note, valued at $91,129.

Issued 42,352,994 common shares on conversion of convertible notes and accrued interest, at a fair value of $333,451.

Issued 2,000,000 common shares for services provided, valued at a fair value of $17,400.

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

FRIENDABLE, INC.

Date: November 10, 2021	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)