Form 10-K
period 2021-12-31
Friendable, Inc.
filed 2022-04-15
CIK 1414043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,227,758, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Pink marketplace on June 30, 2021 of $0.0101 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13 2022, there were 1474,159,869 shares of the registrant’s common stock issued and outstanding.

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

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date. During 2021 management decided that the Friendable app should no longer be supported and that the Company’s resources would be better focused on the development of its second app, the FanPass app (see below).

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent app/brand, released on July 24, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish Fan Pass as its premier brand and mobile platform that is dedicated to engaging music fans from anywhere around the World with the music artists featured on the FanPassLive App. The Company developed an enhanced version of its Fan Pass application (v2.0) with improved features and attributes which it released on July 24, 2021. This upgrade includes all new UI/UX attributes, upgraded feature sets for artists and fans, an accelerated artist on boarding process and enhanced dashboard features. On August 5, 2021 the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can be downloaded by users worldwide, and Fan Pass v2.0 is also accessible via desktop and web applications. FanPassLive offers artists at all levels and genres, the opportunity to engage fans from one platform, removing the need for multiple sharing platforms. It conveniently provides Exclusive Artist “Channels” jam-packed with all their relevant content from videos, photos, interviews, and past and upcoming events. While it’s free for music artists to join, Fan Pass monetizes its business model by using an “ALL ACCESS VIP” Offering to music fans priced at a $2.99 monthly subscription ($25.99 annual subscription) with a three-day free trial. Fan Pass also offers an “Artist Pro” monthly subscription of $8.99 which offers the “ALL ACCESS VIP”, plus advanced dashboard analytics, merchandising store access and promotion of scheduled music events,

On August 27, 2019, a 1 for 18,000 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes, and throughout this annual report on Form 10-K, has been retroactively adjusted for the effects of the reverse split.

On March 29, 2021 the Company received Notice of Qualification from the Securities and Exchange Commission indicating approval for the Company to proceed to raise financing of up to $5 million through an offering of up to 500,000 Series D Convertible Preferred Stock at the offering price of $10.00 per share, pursuant to Tier 2 of Regulation A of the Securities Act. On April 5, 2021 the Company filed a Certificate of Designation with the state of Nevada to designate 500,000 of its authorized preferred stock as Series D Convertible Preferred. Each share of Series D Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and nonassessable shares of Common Stock (whether whole or fractional) that have a Fair Market Value, in the aggregate, equal to the Series D Conversion Price. The “Series D Conversion Price” shall initially be equal to $10.00 and may be converted, at the option of the holder, at any time, into nonassessable common shares (a) at 80% of the average closing price reported on OTCMarkets for the 20 trading days preceding conversion through June 30, 2021, (b) as amended, at 80% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective July 1, 2021,and (c) as amended, at 50% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective March 3, 2022

On January 5, 2022 the Company acquired the intellectual property assets, customer lists, websites and supporting computer programs associated with the music services business of Artist Republik, Inc. in initial consideration for the issuance of 176,986,025 of the Company’s common shares. At the end of 12 months following the Closing, in the event the number of shares issued to Seller at the Closing has been diluted below 25% of the total outstanding common shares as of such date, the Company shall issue to the Seller that additional number of shares necessary so that the number of shares issued to Seller is not less than 25% of the then-total issued and outstanding shares of the Company. For a period of 12 months from the Closing Date, the holders of the shares issued pursuant to the Acquisition Agreement shall be limited to selling not more than 10% of the average daily trading volume, in the aggregate, on any given trading day. The Company’s preliminary estimate of the fair value of the purchase consideration was $1,047,150, consisting of $637,150 for the initial shares, based on the closing price of the Company’s common stock on the acquisition date, and $410,000 for the contingent consideration for the future maintenance of the 25% minimum equity threshold referred to above, calculated using a Monte Carlo Simulation Starting its business in 2020, Artist Republik is an innovative, decentralized music business that allows independent music artists from around the world to take more control of their own careers through networking, centralized resources, and AI-based management tools. The acquisition is aimed to solidify the Company’s now all-encompassing suite of products and music services, positioning the Company as an all-inclusive music offering to both music fans and music artists. With a suite of artist-centric services that extend livestreaming capabilities and virtual performance options, this powerful combination of support and services offered by Fan Pass and Artist Republik will now include music distribution for all artists, while fans can enjoy access to a variety of artist channels across different genres, exclusive live events, behind-the-scenes content, artist merchandising and more. The offering also provides artists more autonomy and freedom over their own music, ticketing streams, blog/social promotion, custom merchandise development, beats/samples sales and more, all without being signed to a record label or giving up their creative rights. In January, 2022 the Company also launched and released FeaturedX.com, a web property acquired as part of the Company’s acquisition of Artist Republik, FeaturedX has thousands of music artists currently available and is a place where artists can book a guest feature, co-write, MIDI composition or live instrumental tracking for other artists releasing their next single or looking to extend reach and exposure by tapping into these available resources for music production and collaboration.

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company again increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each.

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

Risks Related to Our Business and Industry

Our success depends upon the continued growth and acceptance of paid subscription based access to our online/mobile Fan Pass application, together with acceptance by sponsors and advertisers to online/mobile platforms, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

Many online/mobile applications are access free to audiences. In addition, many sponsors and advertisers still have limited experience with mobile advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with access free platforms (such as YouTube) and with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and mobile advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online and mobile advertising markets. We believe that the continued growth and continued acceptance of paid subscription platform and mobile advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of paid exclusive and/or live streaming digital content , as well as related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad) and smart devices, the extent to which web/mobile browsers, software programs and/or mobile applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for mobile advertising, particularly for paid listings, or any decrease in the effectiveness and value of mobile advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

We had substantial client concentration with one technology services client, on a per contract basis, accounting for approximately 99% of our revenues through 2020 and, although we may continue to work with this client in the future, we do not anticipate doing so and thus face an inherent risk of not being able to sustain operations from our remaining Fan Pass business segment or from the newly acquired Artist Republik music services offerings alone.

To date, the Company’s revenue has been almost entirely dependent on technology services contracts with one client, Answering Legal, to support operations until the Fan Pass subscription and merchandising segment of our business gained traction. At this time, our Fan Pass subscription and merchandising segment of our business is growing, and we are reducing our dependance on Answering Legal. While we anticipate being able to gain new technology services contracts from clients to offset our operating expenses, we may need to obtain additional debt and/or equity financing in the interim and may continue to incur substantial operating losses, depending on the traction our Fan Pass subscription and merchandising segment gains in 2022. There are inherent risks whenever a large percentage of total revenues are concentrated with one primary client and when that client is no longer anticipated to be the primary source of revenue for a company. Nonetheless, we are hopeful about the Fan Pass subscription and merchandising segment of our business in 2022, coupled with revenue in 2022 from the newly acquired Artist Republik business. As a general matter, it is not possible for us to predict the future level of demand for our services that will be generated by any clients, including Answering Legal, or the future demand for the products and services of other similar clients. The loss of Answering Legal as a primary source of revenue or the failure to retain similar clients generally could negatively affect our revenues and results of operations and/or the trading price of our common stock

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and distribute our products and services.

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

Messrs. Dean and Robert Rositano, Jr. may be deemed to own (directly and/or beneficially) 56.24% of our Series A preferred stock. As of December 31, 2021, the following entities and individuals own the following shares of our Series A preferred stock:

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

Our management evaluated our disclosure controls and procedures as of December 31, 2021 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal controls over financial reporting (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (iii) inadequate technical skills of accounting personnel.

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

As of December 31, 2021, our articles of incorporation authorize the issuance of up to 2,000,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company again increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements and/or choose to further increase the Company’s authorized capital. The increase and issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 3. LEGAL PROCEEDINGS

Except for the lawsuit contingency related to Infinity Global Consulting Group Inc referred to in Note 7, page F-23, of the consolidated Financial Statements, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Quarter Ended	High Bid	Low Bid.
December 31,2020	$0.0830	$0.0026
September 30,2021	$0.0180	$0.0061
June 30,2021	$0.0234	$0.0091
March 31,2021	$0.0649	$0.0100

December 31,2020	$0.0400	$0.0078
September 30,2020	$0.1750	$0.0185
June 30,2020	$0.1659	$0.0494
March 31,2020	$0.3960	$0.0470

(b)	Holders of Our Common Stock

As of April 12, 2022, there were 98 registered holders of record of our common stock. As of such date, 1,429,715,425 shares of our common stock were issued and outstanding.

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

Effective March 3, 2022 the Company entered into two Partner Agreements to provide introductions to music artists, bands and performers to the music services offered by FanPassLive and by Artist Republik. In connection with these Agreements the Company granted a stock option to each Partner of 20,000,000 common shares exercisable at the price per share of $0.0015, vesting quarterly through March 3, 2024.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street Suite 880, Reno, Nevada 89501, phone (775) 322-0626.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021 the Company issued 73,885,399 shares of common stock to convertible note holders for the conversion of an aggregate of $718,954 of the notes and accrued interest at an average price of approximately $0.0097 per share.

During the year ended December 31, 2021 the Company issued 3,500,000 shares of common stock to a noteholder as a commitment fee valued at its relative fair value of $11,924.

During the year ended December 31, 2021 the Company issued a total of 97,222,628 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

During the year ended December 31, 2021 the Company issued 7,290,359 common shares to a convertible debenture holder in excess of their entitlement valued at $91,129, which will be offset against a separate convertible note also issued to that holder.

During the year ended December 31, 2021 the Company issued a total of 56,045,180 common shares on conversion of 314,575 Preferred Series C shares, accrued dividend of $12,093 plus a premium of $114,839, for an aggregate of $441,507 at an average price of approximately $0.0079 per share.

During the year ended December 31, 2021 the Company issued 15,004,178 common shares upon conversion of 152 Series A preferred stock

During the year ended December 31, 2021 the Company issued 171,707,042 common shares upon conversion of 134,368 Series D preferred stock.

During the year ended December 31, 2021 the Company issued 2,000,000 common shares in payment of services valued at a total of $17,400 based on the quoted trade price of $0.0087 on the grant date.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Rule 10B-18 Transactions

During the years ended December 31, 2021 and 2020, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Years Ended December 31, 2021 and 2020

Our cash as of December 31, 2021 was $253,523. As a result of our minimal amount of revenues and ongoing expenditures in pursuit of our business, we have incurred net losses since our inception. Our accumulated deficit at December 31, 2021 was $39,474,426. For the year ended December 31, 2021, our net loss was $2,905,180.

Our operating revenues and expenses for our fiscal years ended December 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows:

	For the Years Ended
	December 31,
	2021	2020
REVENUES
Technology services	$-	$397,333
Subscription and merchandising sales	6,629	4,572
	6,629	401,905

OPERATING EXPENSES:

Commissions	830	871
General and administrative	1,295,718	834,090
Software development, hosting and support – related party	812,500	532,537
Other software and support fees	80,470	128,068
Artists’ performance fees	-	431,639
Revenue shares	3,044	660
Investor relations	123,591	140,119
Advertising, promotion and marketing	522,363	108,776
Total operating expenses	2,838,516	2,176,760

LOSS FROM OPERATIONS	(2,838,887)	(1,774,855)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(991,596)	(450,275)

Gain on foreign exchange	-	2,580
Loss on extinguishment of convertible notes, net	(217,760)	(87,491)
Loss on initial derivative expense	(1,796,835)	(1,106,500)
Loss on settlement of derivatives	-	(640,822)
Gain (loss) on change in fair value of derivatives	2,932,898	(68.000)
	(73,293)	(2,350,508)

NET LOSS	$(2,905,180)	$(4,125,363)

Revenues

Revenues for the year ended December 31, 2021 decreased to $6,629 as compared to $401,905 for the year ended December 31, 2020. The decrease in revenue was primarily due to the ending in 2020 of the contract to develop an app for a third party.

Operating Expenses

Operating expenses for the year ended December 31, 2021 and the December 31, 2020 were $2,838,516 and $2,176,760 respectively, an increase of 30.4%. The increase in operating expenses was due primarily to costs associated with higher general and administrative expenses in 2021 primarily due to a higher staffing costs, higher software development costs due to the launch in July 2021 of FanPass v.2 with enhanced user features and the higher cost in 2021 in advertising, promotion and marketing of the FanPassLive app, partially offset by one time artists’ performance fees of $ 431,639 incurred with the initial launch of the Fan Pass app in July, 2020.

Net Loss

Our operating results have recognized net loss in the amount of $2,905,180 for the year ended December 31, 2021 as compared to a net loss of $4,125,363 for the year ended December 31, 2020. The decrease was primarily related to a loss on settlement of derivatives in 2020 and a gain on change in fair value of derivatives in 2021.

Liquidity and Capital Resources

Working Capital

	December 31, 2021	December 31, 2020
Current Assets	$253,523	$148,601
Current Liabilities	$5,007,005	$5,436,963
Working Capital Deficiency	$(4,753,482)	$(5,288,362)

Current liabilities as of December 31, 2021 and 2020 were $5,007,005 and $5,436,963 respectively, a decrease of $429,958. The primary reason for the decrease was a reduction in derivative liabilities by $ 1,196,700 attributable to the conversion to common stock of certain convertible debentures and promissory notes during 2021, offset by an increase in accounts payable and accrued expenses of $481,509 and an increase in the liability for mandatorily redeemable Series C convertible Preferred stock of $387,562 .

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Cash Flows

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net Cash Used in Operating Activities	$(2,303,244)	$(492,080)
Net Cash Provided by Financing Activities	2,504,065	533,500
Net Increase in Cash	$200,821	$41,420

Operating Activities

Cash used by operating activities

The Company used $2,303,244 in cash from operating activities for the year ended December 31, 2021 as compared to a use of $492,080 for the year ended December 31, 2020. The increase is due to higher general and administrative expenses and higher software development costs to launch FanPassLive v.2 app in 2021.

Cash provided by financing activities

Financing activities for the year ended December 31, 2021 generated cash of $2,504,065 as compared to generating $533,500 of cash for the year ended December 31, 2020. The higher cash provided from financing activities in the current year is primarily attributable to proceeds from the issuance of convertible Series D preferred stock of $1,860,000 (before finder’s fees thereon) and higher proceeds from the issuance of convertible Series C preferred stock, which was $594,650 in 2021 vs. $180,000 in 2020.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2021.

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

On May 6, 2021 50 Series A Preferred shares held by a third party were converted to 2,555,738 common shares. After this conversion the total issued and outstanding Series A Preferred shares were reduced to 19,736.

On September 2, 2021 52 Series A Preferred shares held by a third party were converted to 4,928,511 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced to 19,684.

On October 11, 2021 50 Series A Preferred shares held by a third party were converted to 7,519,927 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced to 19,634.

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

During the year ended December 31, 2019, the Company entered into subscription agreements with various investors whereby we sold rights to 284,000 shares of Series B Preferred Stock, par value of $0.0001 per share, for a total purchase price of $284,000, of which $205,000 was received in cash and $79,000 was settled against payables to a related party. The balance of 284,000 issued Series B preferred Stock remains unchanged at December 31, 2021 and 2020.

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

During the three months ended December 31, 2021 86,625 shares of Series C convertible preferred stock were issued to an investor under a preferred stock purchase agreement, at a price of approximately $0.91 per share. Cash of $78,750, a discount of $7,875 and a premium expense of $35,382 were recorded during this period with respect to this issuance. A holder of the Series C converted 62,625 Series C shares to 21,248,239 common shares for a redemption value of $90,709 including accrued dividends, plus premium, recorded into equity.

At December 31, 2021 the remaining liability totals $673,167 represented by a remaining balance of $465,375 in redeemable Series C stock, together with the related premium of $189,238 and accrued dividends of $18,554.

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

Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares (a) at 80% of the average closing price reported on OTCMarkets for the 20 trading days preceding conversion through June 30, 2021, (b) as amended, at 80% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective July 1, 2021,and (c) as amended as amended, at 50% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective March 3, 2022

During the three months ended June 30, 2021 the Company received a total of $850,000 from the sale of 85,000 Series D Convertible Preferred Stock, and incurred offering costs of $31,309. In addition, during that period 44,970 Series D Preferred shares were subsequently converted to 31,029,932 common shares at an average conversion rate of $0.01449 per common share, resulting in a remaining balance at June 30, 2021 of 40,030 Series D Preferred.

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

During the three months ended December 31, 2021 the Company received a total of $250,000 from the sale of 25,000 Series D Convertible Preferred Stock. In addition, during that period 13,892 Series D Preferred shares were subsequently converted to 26,574,626 common shares at an average conversion rate of $0.00523 per common share, resulting in a remaining balance at December 31, 2021 of 51,632 Series D Preferred.

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

During the three months ended December 31, 2021 Coventry Enterprises requested and was issued 5,224,075 common shares against its remaining entitlement under the debt settlement agreement, which was reclassified from issuable shares.

Going Concern

At December 31, 2021, we had a working capital deficiency, an accumulated deficit, and a stockholders’ deficit of $4,753,482, $39,474,482 and $4,753,482 respectively and incurred a net loss and cash used in operations of $2,905,180 and $2,303,244 respectively in 2021. We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the online entertainment industry or new business opportunities. We are considered a development stage company in the online entertainment industry. As of December 31, 2021, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Application of Critical Accounting Policies

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of assets acquired and liabilities assumed in business combinations, fair value of consideration issued in business combinations, valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the year ended December 31, 2021 Company derived revenue solely from subscription fees and merchandising sales from the Friendable and Fan Pass apps totaling $6,629, which were recognized when received. This compares with the year ended December 31, 2020 where the Company derived revenues primarily from the development of apps for a third party of $ 397,333 which were recognized upon completion of services and secondarily from subscription fees and merchandising sales from the Friendable and Fan Pass apps totaling $4,572 recognized when received.

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

We do not have any off -balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRIENDABLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Friendable, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $2,905,180 and $2,303,244, respectively, in 2021 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $4,753,482, $4,753,482 and $39,474,426 respectively, at December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liabilities

As described in Footnote 2 “Derivative liabilities”, Footnote 4, “Convertible Debentures”, Footnote 5 “Convertible Promissory Notes” and Footnote 12 “Fair Value Measurements” to the consolidated financial statements, the Company recorded derivative activity during 2021 that resulted primarily in a net aggregate derivative related gain of $1,136,063 and derivative liabilities of $123,300 at December 31, 2021.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

April 15, 2022

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$253,523	$52,702
Accounts receivable	-	12,500
Prepaid expenses	-	83,399
Total Current Assets	253,523	148,601

Total Assets	$253,523	$148,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,929,215	$2,447,706
Accounts payable - related party	100,000	190,320
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	131,948	143,957
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 465,375 and 173,100 issued and outstanding at December 31, 2021 and December 31, 2020, including a premium of $189,237 and $74,701 respectively (liquidation value $ 483,930 at December 31, 2021)	673,167	285,605
Derivative liabilities	123,300	1,320,000
Liability to be settled in common stock	988,375	988,375
Total Current Liabilities	5,007,005	5,436,963

Commitments and contingencies (Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,634 and 19,786 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $0.0001 51,632 and no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 478,340,607 and 51,665,821 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	47,835	5,167
Common stock issuable, $0.0001 par value, 6,324,451 and 103,547,079 shares at December 31, 2021 and December 31, 2020, respectively.	632	10,354
Additional paid-in capital	34,672,442	31,269,833
Common stock subscription receivable	-	(4,500)
Accumulated deficit	(39,474,426)	(36,569,246)
Total Stockholders’ Deficit	(4,753,482)	(5,288,362)

Total Liabilities and Stockholders’ Deficit	$253,523	$148,601

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
REVENUES
Technology services	$-	$397,333
Subscription and merchandising sales	6,629	4,572
	6,629	401,905

OPERATING EXPENSES:
Commissions	830	871
General and administrative	1,295,718	834,090
Software development, hosting and support - related party	812,500	532,537
Other software and support fees	80,470	128,068
Artists’ performance fees	-	431,639
Revenue shares	3,044	660
Investor relations	123,591	140,119
Advertising, promotion and marketing	522,363	108,776
Total operating expenses	2,838,516	2,176,760

LOSS FROM OPERATIONS	(2,831,887)	(1,774,855)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(991,596)	(450,275)
Gain on foreign exchange	-	2,580
Loss on extinguishment of convertible notes, net	(217,760)	(87,491)
Loss on initial derivative expense	(1,796,835)	(1,106,500)
Gain (loss) on settlement of derivatives	-	(640,822)
Gain (loss) on change in fair value of derivative	2,932,898	(68,000)
	(73,293)	(2,350,508)

NET LOSS	$(2,905,180)	$(4,125,363)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic and Diluted	267,310,218	83,486,003

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year ended December 31, 2021

	Series A Preferred Stock		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of convertible notes	-	-	-	-	-	-	73,885,399	7,388	-	-	711,566	-	-	718,954

Common shares issued in payment of loan comitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Issuance of common stock previously issuable	-	-	-	-	-	-	97,222,628	9,722	(97,222,628)	(9,722)	-	-	-	-

Common shares issued on conversion of Series A preferred	(152)	-	-	-	-	-	15,004,178	1,500	-	-	(1,500)	-	-	-

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	56,045,180	5,607	-	-	435,900	-	-	441,507

Sale of Series D preferred	-	-	-	-	186,000	18	-	-	-	-	1,859,982	-	-	1,860,000

Common stock issued on conversion of Series D preferred	-	-	-	-	(134,368)	(13)	171,707,042	17,170	-	-	(17,157)	-	-	-

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-	-	-	301,411	-	-	301,411

Amortization of value of employee Stock options	-	-	-	-	-	-	-	-	-	-	87,042	-	-	87,042

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Common stock issued for services	-	-	-	-	-	-	2,000,000	200	-	-	17,200	-	-	17,400

Common stock issued to debenture holder to be offset against holder’s convertible debt	-	-	-	-	-	-	7,290,359	729	-	-	90,400	-	-	91,129

Common stock issued for cash in prior period	-	-	-	-	-	-	20,000	2	-	-	-	-	-	2

Regulation A expense	-	-	-	-	-	-	-	-	-	-	(31,309)	-	-	(31,309)

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(62,500)	-	-	(62,500)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,905,180)	(2,905,180)
Balance, December 31, 2021	19,634	$2	284,000	$28	51,632	$5	478,340,607	$47,835	6,324,451	$632	$34,672,442	$-	$(39,474,426)	$(4,753,482)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year ended December 31, 2020

	Series A Preferred Stock				Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issuable	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2019	19,789	$2	-	$-	284,000	$28	4,398,114	$438	8,518,335	$852	$16,476,758	$(4,500)	$(32,443,883)	$(15,970,305)

Common shares cancelled	-	-	-	-	-	-	(2,000)	-	-	-	(500)	-	-	(500)

Conversion of convertible notes	-	-	-	-	-	-	7,005,855	701	-	-	214,314	-	-	215,015

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	-	-	36,193,098	3,620	8,415,518	-	-	8,419,138

Common shares issued for services	-	-	-	-	-	-	5,736,333	574	506,667	51	551,425	-	-	552,050

Issuance of common stock previously issuable	-	-	-	-	-	-	7,196,264	721	(7,196,264)	(721)	-	-	-	-

Conversion of Series A preferred into common stock	(3)	-	-	-	-	-	54,076	5	-	-	(5)	-	-	-

Series A preferred shares issuable to talent agencies in exchange for services	-	-	118	-	-	-	-	-	-	-	135,617	-	-	135,617

Return of Series A preferred shares to treasury	(118)	-	-	-	-	-	-	-	-	-	-	-	-	-

Reclassification of Series A preferred previously issuable	118	-	(118)	-	-	-	-	-	-	-	-	-	-	-

Common stock issuable for stock issued for cash received	-	-	-	-	-	-	-	-	2,250,000	225	59,775	-	-	60,000

Common stock issuable under debt restructuring agreement	-	-	-	-	-	-	-	-	63,275,243	6,327	5,049,356	-	-	5,055,683

Common shares issued towards settlement of lawsuit	-	-	-	-	-	-	750,000	75	-	-	16,550	-	-	16,625

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	26,527,179	2,653	-	-	351,025	-	-	353,678

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,125,363)	(4,125,363)
Balance, December 31, 2020	19,786	$2	-	$-	284,000	$28	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,905,180)	$(4,125,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock fees		52,218
Common stock issued for services	17,400	552,050
Loss on settlement of derivative	-	640,822
Non-cash loan fees expensed	29,000	-
Debt conversion fees charged to expense	8,600	-
Stock option expense	87,042	-
Amortization of debt discount	506,441	115,766
Initial derivative expense	1,796,835	1,106,500
(Gain) Loss on change in fair value of derivative	(2,932,898)	68,000
Loss on debt conversion	217,760	87,491
Premium, dividends and accretion on Series C preferred stock	333,509	267,734
Change in operating assets and liabilities:
Accounts receivable	12,500	(12,365)
Prepaid expenses	83,399	30,000
Accounts payable - related party	(90,320)	220,403
Accounts payable and accrued expenses	532,668	504,664
NET CASH USED IN OPERATING ACTIVITIES	(2,303,244)	(492,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	594,650	180,000
Redemptions of Series C preferred stock	(95,150)	-
Payment of series C preferred stock dividends	(3,625)	-
Procceds from sale of convertible Series D preferred stock from Regulation A offering	1,860,000	-
Offering costs of convertible Series D preferred stock	(31,310)	-
Finder’s fees on sales of Series D preferred stock	(62,500)
Proceeds from issuance of convertible notes	358,500	232,500
Prepayment of convertible notes	(116,500)	-
Proceeds from short-term loans	-	61,000
Proceeds from sale of common stock	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,504,065	533,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,821	41,420

CASH AND CASH EQUIVALENTS - beginning of year	52,702	11,282

CASH AND CASH EQUIVALENTS - end of year	$253,523	$52,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$4,500	$-
Conversion of convertible notes to common stock	$401,949	$97,739
Conversion of accrued interest to common stock	$46,970	$30,851
Conversion of accrued interest into a note payable	$-	$25,000
Conversion of Series C redeemable preferred shares to common stock	$441,507	$353,678
Conversion of Series D preferred stock to common stock	$1,343,680	$-
Series A shares granted for fee and recorded as prepaid asset	$-	$135,617
Premiums on Series C redeemable preferred shares	$-
Reduction of liability to be settled with common stock	$-	$16,625
Recording of debt discount from derivatives on convertible debt	$446,700	$201,500
Reduction of derivative liability based on reset common shares issuable	$-	$13,273,322

Cash consists of :
Cash	$253,523	$52,702

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

1. NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada.

Friendable, Inc. is a mobile-focused technology and marketing company, connecting and engaging users through two distinctly branded applications. The Company initially released its flagship product Friendable, as a social application where users can create one-on-one or group-style meetups. In 2019 the Company moved the Friendable app closer to a traditional dating application with its focus on building revenue, as well as reintroducing the brand as a non-threatening, all-inclusive place where “Everything starts with Friendship”…meet, chat & date. During 2021 management decided that the Friendable app should no longer be supported and that the Company’s resources would be better focused on the development of its second app, the FanPass app (see below).

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent and second app/brand, released on July 24, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish both Friendable and Fan Pass as premier brands and mobile platforms that are dedicated to connecting and engaging users from anywhere around the World.

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

On January 5, 2022 the Company acquired the intellectual property assets, customer lists, websites and supporting computer programs associated with the music services business of Artist Republik, Inc. in consideration for the issuance of 176,986,025 of the Company’s common shares. Starting its business in 2020, Artist Republik is an innovative, decentralized music business that allows independent music artists from around the world to take more control of their own careers through networking, centralized resources, and AI-based management tools. The acquisition is aimed to solidify the Company’s now all-encompassing suite of products and music services, positioning the Company as an all-inclusive music offering to both music fans and music artists.

With a suite of artist-centric services that extend livestreaming capabilities and virtual performance options, this powerful combination of support and services offered by Fan Pass and Artist Republik will now include music distribution for all artists, while fans can enjoy access to a variety of artist channels across different genres, exclusive live events, behind-the-scenes content, artist merchandising and more. The offering also provides artists more autonomy and freedom over their own music, ticketing streams, blog/social promotion, custom merchandise development, beats/samples sales and more, all without being signed to a record label or giving up their creative rights.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company again increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each. The latter increase has been reflected retroactively in the accompanying consolidated balance sheet.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company has a working capital deficiency of $4,753,482, an accumulated deficit of $39,474,426 and has a stockholder’s deficit of $4,753,482 and its operations continue to be funded primarily from sales of its stock. During the year ended December 31, 2021 the Company had a net loss of $2,905,180 and net cash used in operations of $2,303,244. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue to raise financing through equity sales and to continue to expand its revenue from its FanPass app and from its new Artist Republik music services business which was acquired on January 5, 2022, together with seeking the acquisition of additional compatible businesses that will be beneficial to the Company. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of December 31, 2021 and 2020. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value valuation of assets acquired and liabilities assumed in business combinations, fair value of consideration issued in business combinations, valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the year ended December 31, 2021 the Company derived its revenue from subscription fees and merchandising sales from its Friendable and Fan Pass apps, which revenues were recognized when received, which is when the performance obligations were met. During the year ended December 31, 2020 the Company derived revenue primarily from the development of apps for a third party, presented as “technology services”, which was recognized as such services were completed, and secondarily from subscription fees from Friendable and Fan Pass apps which were recognized when received.

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the years ended December 31, 2021 and December 31, 2020 the Company incurred a revenue sharing expense of $3,044 and $ 660, respectively, and had a revenue share liability of $2,397 at December 31, 2021, which is included in accounts payable and accrued expenses.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising, Promotion and Marketing Costs

The Company’s policy regarding advertising, promotion and marketing costs is to expense such costs when incurred. During the year ended December 31, 2021, the Company incurred $522,363 (2020: $108,776) in advertising, promotion and marketing costs, primarily for social media promotion programs and amortization of deferred expense. .

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At December 31, 2021 and December 31, 2020, the Company did not have any allowance for doubtful accounts.

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

Concentrations

In the year ended December 31, 2020 the Company derived approximately 98.9% of its revenue from one client by providing certain project based software development services. At December 31, 2020 the Company had an accounts receivable of $12,500, all due from that one main client. That project was completed by the end of 2020. Since January 1, 2021 the Company’s sole source of revenue has been receipts from a minimal number of subscribers to the Friendable and Fan Pass apps, from Fan Pass related merchandising sales and since January 5, 2022 from the newly acquired Artist Republik music services business.

There are inherent risks whenever a large percentage of total revenues are concentrated with one primary client. It is not possible for us to predict the future level of demand for technology and software products and services from other similar clients. Until revenues generated from the Fan Pass app and from the Artist Republik music services business increase significantly the loss of the above mentioned primary client, or the failure to retain similar clients, will negatively affect our revenues and results of operations and/or trading price of our common stock.

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

As of December 31, 2021, there were approximately 4,978,285,856 potentially dilutive common shares, as follows.

Potential dilutive shares

100,464,436	Warrants and Stock Options outstanding
90,152,420	Common shares issuable upon conversion of convertible debt
4,361,985,540	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
252,440,793	Common shares issuable upon conversion of Preferred Series C shares
172,106,667	Common shares issuable upon conversion of Preferred Series D shares
4,978,285,856

As of December 31, 2020, there were approximately 1,466,768,887 potentially dilutive shares, as follows:

Potential dilutive shares

60,908	Warrants outstanding
47,107,032	Common shares issuable upon conversion of convertible debt
1,396,916,100	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
22,468,847	Common shares issuable upon conversion of Preferred Series C shares
1,466,768,887

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Reclassifications

Certain amounts in the 2020 statement of operations were reclassified within operating expenses between software development, hosting and support and other software and support fees to conform to the 2021 presentation.

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

3. RELATED PARTY TRANSACTIONS AND BALANCES

During year ended December 31, 2021, the Company incurred $614,373 (December 31, 2020: $418,333) in salaries and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2021, the Company incurred $812,500 and $60,000 (December 31, 2020: $532,537 and $60,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the 3 months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of December 31, 2021 accounts payable, related party includes $100,000 (December 31, 2020: $190,320) due to a company with two officers and directors in common, and $1,213,908 (December 31, 2020: $918,408) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

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
December 31, 2021 and 2020

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
December 31, 2021 and 2020

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

During the three months ended December 31, 2021 Coventry Enterprises requested and was issued 5,224,075 common shares against its remaining entitlement under the debt settlement agreement, which was reclassified from issuable shares.

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

The following is a summary of activity related to the reset provision derivative liability through the final reset date of July 2, 2020:

Balance, Derivative Liability at December 31, 2019	$12,778,000
Record obligation to issue additional shares	(13,474,821)
Loss on settlement of derivative	640,821
Loss on change in fair value of derivative	56,000
Balance, Reset provision derivative liability at December 31, 2020 and December 31, 2021	$-

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at December 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	May 20, 2020	$60,000	$23,396	$83,396
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
J.P.Carey Inc.	March 3, 2021	150,000	12,452	162,452
Ellis International LP	October 13, 2020	100,000	12,190	112,190
Anvil Financial Management LLC	January 1, 2021	9,200	736	9,936
Total		329,200	$48,774	$377,974
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(25,993)
Net carrying value: December 31, 2021		$131,948

The Company defaulted on two of the J.P. Carey Inc. convertible notes by being late with the December 31, 2019 Form 10-K filing on the extended date. One dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

The derivative fair value of the above at December 31, 2021 and at December 31, 2020 is $123,300 and $1,320,000, respectively.

Further information concerning the above Notes is as follows:

JP Carey Convertible Note dated March 30, 2017 and assignments.

On April 7, 2017, the Company entered into a Settlement Agreement with Joseph Canouse (the “Agreement”). The Company and Mr. Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed in April 2014. In December 2016, Mr. Canouse obtained a judgment in state court in Georgia and the right to garnish the Company’s bank accounts. Pursuant to the Settlement Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 (the “Note”). The Note was issued to J.P. Carey LLC an entity controlled by Mr. Canouse. Although the Note is dated March 30, 2017, it was issued on April 7, 2017. The note maturity date was December 31, 2017. In return for the issuance of the Note, Mr. Canouse filed a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities.

The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at the lower of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, which was $20.00 per share, and (ii) 50% of the lowest sale price for the common stock during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. Mr. Canouse does not have the right to convert the Note, to the extent that he would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date of December 31, 2017 and failure to comply with the exchange act. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note becomes immediately due and payable. The Company defaulted by not paying the principal and interest on December 31, 2017 and has been recording interest at the 24% default rate. The Company also defaulted by being late with filing the Form 10-K on May 29, 2020.

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
December 31, 2021 and 2020

During the year ended December 31, 2020:

J.P. Carey converted $30,930 of principal and $18,020 of interest into 1,642,162 shares of the Company’s common stock at a price of $0.029.

World Market Ventures converted the remaining balance of $4,000 of principal into 72,595 shares of the Company’s common stock at a price of $0.0551.

On April 6, 2020 JP Carey assigned $35,000 of the note to Green Coast Capital International. The assignment carries the same conversion rights as the original note. During the year ended December 31, 2020 Green Coast converted $24,245 of principal into 859,283 shares of common stock of the Company at an average price of $0.029 and the Company incurred $414 of interest on the assigned note. As of December 31, 2020 the assigned note had a principal balance of $10,755 and an accrued interest balance of $848 and $1,275, respectively, which has been accounted for as having a derivative liability due to the variable conversion price. On August 10, 2021 Green Coast exercised its right to convert the principal balance of $10,755 and accrued interest of $1,389 into 3,238,544 common shares in full settlement.

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

During the three months ended March 31, 2021 JPCarey claimed a total of six additional conversions to common stock totaling $120,580, represented by $116,080 in accrued interest and $4,500 in conversion fees, and received a total of 22,515,059 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believes that a cumulative amount of $80,129 has been received by JPCarey in excess of the remaining balance due. The Company is presently in negotiation with JPCarey to apply this excess to additionally retire the two outstanding JP Carey notes of $60,000 and $10,000, together with all or a substantial portion of accrued interest thereon.

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

On April 8, 2020, pursuant to the Securities Purchase Agreement, the Company issued a 0% note to Green Coast with a maturity date of October 8, 2020 and received $35,000 in cash. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date at $0.02 per share. On the date of issuance, the Company recorded a derivative liability of $228,000, resulting in derivative expense of $193,000 and a discount against the note of $35,000 amortized into interest expense through the maturity date of October 8, 2020.

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
December 31, 2021 and 2020

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 amortized into interest expense through the maturity date of May 20, 2021

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $23,396 of interest at the default rate of 24% for the period from May 29, 2020 to December 31, 2021.

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 amortized into interest expense through the maturity date of June 11, 2021.

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

At December 31, 2021 and at December 31, 2020 the outstanding balance on the note was $100,000 principal and $12,190 and $2,190 accrued interest, respectively.

During the three months ended December 31, 2021 Ellis International LP requested and was issued a total of 16,000,000 common shares against its Convertible Debenture settlement (see Note 4). However, Ellis was only entitled to drawdown a total of 8,709,641 common shares to reach its maximum common shares allocation from its settlement. The excess balance of 7,290,359 common shares, which carried a fair value of $91,130 at the drawdown date based on the Company’s trading price of $0.0125 on that date, has been applied as an offset against the outstanding principal of $100,000 on the Ellis convertible note pending resolution of this issue with Ellis.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

At December 31, 2021 the outstanding balance on the note was $9,200 principal and $736 accrued interest.

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
December 31, 2021 and 2020

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

At December 31, 2021 the outstanding balance on the note was $150,000 principal and $12,452 accrued interest.

On February 16, 2022 the Company entered into an Exchange Agreement with JP Carey whereby this Note and all accrued interest, security interest and warrants were fully cancelled and exchanged for 15,000 Series D preferred shares.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at December 31, 2021, using Monte Carlo simulations and the following range of assumptions:

Volatility	139.29% – 149.73%
Risk Free Rate	0.06% – 0.29%
Expected Term	0.25 – 0.78

The fair value of common shares issued upon conversion of convertible notes during the three months ended September 30, 2021 was $333,451 based on the quoted trading prices of the Company’s common stock on conversion dates. The total notes and accrued interest converted was $ 198,648, resulting in a loss on conversion of $134,803 which is included in derivative expense in the accompanying Statement of Operations.

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in 2021. The discounts are being amortized over the respective Note terms.

Derivative liabilities

The following is a summary of activity related to the embedded conversion options derivative liabilities for the year ended December 31, 2021.

Balance, December 31, 2020	$1,320,000
Initial derivative liabilities charged to operations	1,796,835
Initial derivative liabilities recorded as debt discount	74,165
Gain on settlement of derivatives upon conversion	(134,802)
Change in fair value of derivatives	(2,932,898)
Balance, December 31, 2021	$123,300

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at December 31, 2021 and 2020.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of December 31, 2021:

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
December 31, 2021 and 2020

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense of $97,000 at December 31, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at December 31, 2021 has been established for these claims.

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

8. PREFERRED AND COMMON STOCK

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

On May 6, 2021 50 Series A Preferred shares held by a third party were converted to 2,555,738 common shares. After this conversion the total issued and outstanding Series A Preferred shares were reduced to 19,736.

On September 2, 2021 52 Series A Preferred shares held by a third party were converted to 4,928,511 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced to 19,684.

On October 11, 2021 50 Series A Preferred shares held by a third party were converted to 7,519,927 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced to 19,634.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Series B

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

Series C

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value $0.0001 per share (“Common Stock”) the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In the event that a default event occurs where the Company fails to issue shares upon conversion, the stated price will be $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted).

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

During the three months ended September 30, 2020 the holder of the Series C converted 62,500 Series C shares to 3,822,958 common shares for a redemption value of $96,750 including accrued dividends plus premium of $38,292, which totaled $135,042 recorded into equity. In addition, during the three months ended December 31, 2020 the holder of the Series C converted 101,300 Series C shares to 22,704,221 common shares for a redemption value of $218,655 including accrued dividends, plus premium, recorded into equity, and during the three months ended December 31,2020 a total of 149,600 shares of Series C convertible preferred stock were issued to two investors under preferred stock purchase agreements, at a price of approximately $0.91 per share, for a total of $136,000 cash and premiums totaling $60,302 were recorded during this period with respect to these issuances.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

During the three months ended December 31, 2021 86,625 shares of Series C convertible preferred stock were issued to an investor under a preferred stock purchase agreement, at a price of approximately $0.91 per share. Cash of $78,750, a discount of $7,875 and a premium expense of $35,382 were recorded during this period with respect to this issuance. A holder of the Series C converted 62,625 Series C shares to 21,248,239 common shares for a redemption value of $90,709 including accrued dividends, plus premium, recorded into equity.

At December 31, 2021 the remaining liability totals $673,167 represented by a remaining balance of $465,375 in redeemable Series C stock, together with the related premium of $189,238 and accrued dividends of $18,554.

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

Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares (a) at 80% of the average closing price reported on OTCMarkets for the 20 trading days preceding conversion through June 30, 2021, (b) as amended, at 80% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective July 1, 2021,and (c) as amended as amended, at 50% of the average closing price reported on OTCMarkets for the 10 trading days preceding conversion effective March 3, 2022

During the three months ended June 30, 2021 the Company received a total of $850,000 from the sale of 85,000 Series D Convertible Preferred Stock, and incurred offering costs of $31,309. In addition, during that period 44,970 Series D Preferred shares were subsequently converted to 31,029,932 common shares at an average conversion rate of $0.01449 per common share, resulting in a remaining balance at June 30, 2021 of 40,030 Series D Preferred.

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

During the three months ended December 31, 2021 the Company received a total of $250,000 from the sale of 25,000 Series D Convertible Preferred Stock. In addition, during that period 13,892 Series D Preferred shares were subsequently converted to 26,574,626 common shares at an average conversion rate of $0.00523 per common share, resulting in a remaining balance at December 31, 2021 of 51,632 Series D Preferred.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

COMMON STOCK:

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company again increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each. The latter increase has been reflected retroactively in the accompanying consolidated balance sheet.

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

During the year ended December 31, 2021, the Company:

Issued 73,885,399 shares of common stock to convertible note holders for the conversion of an aggregate of $718,954 of the notes and accrued interest at an average price of approximately $0.0097 per share.

Granted 3,500,000 shares of common stock to a noteholder as a commitment fee valued at its relative fair value of $11,924.

Issued a total of 97,222,628 common shares to the holders of convertible debentures, which were recorded as reclassifications from issuable to issued common shares.

Issued 7,290,359 common shares to a convertible debenture holder in excess of their entitlement valued at $91,129, which will be offset against a separate convertible note also issued to that holder.

Issued a total of 56,045,180 common shares on conversion of 314,575 Preferred Series C shares, accrued dividend of $12,093 plus a premium of $114,839, for an aggregate of $441,507 at an average price of approximately $0.0079 per share.

Settled the common stock subscription receivable of $4,500 against the amount payable in accrued salaries to current directors and officers of the Company.

Issued 15,004,178 common shares upon conversion of 152 Series A preferred stock

Issued 171,707,042 common shares upon conversion of 134,368 Series D preferred stock.

Issued 2,000,000 common shares in payment of services valued at a total of $17,400 based on the quoted trade price of $0.0087 on the grant date.

Recorded the issuance of 20,000 common shares not previously recognized.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

9. SHARE PURCHASE WARRANTS

Activity in 2021 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2020	60,908	72.00	0.3
Expired	(60,908)	(72.00)	(0.3)
Granted	66,817,000	0.0067	4.04
Balance outstanding, December 31, 2021	66,817,000	$0.0067	4.04

Preferred Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31,2020	-	-	-
Granted	3,500	10.00	4.43
Balance outstanding, December 31,2021	3,500	10.00	4.43

The Preferred Series D warrants, when exercised at the price of $10.00 per share, are then convertible to common shares at 80% of the Company’s average closing stock price over 10 trading days prior to conversion.

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

On March 3, 2021 the Company issued warrants to JP Carey Enterprises, Inc. to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share and entitles JPCarey to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”. On February 16, 2022 the Company entered into an Exchange Agreement with JP Carey whereby this Note and all accrued interest, security interest and warrants were fully cancelled and exchanged for 15,000 Series D preferred shares (see subsequent events footnote)..

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

December 31, 2021 and 2020

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

On October 7, 2021 and November 1, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 625,000 and 625,000 shares, respectively, of the Company’s common stock (the “Warrants”) in part consideration as a finder’s fee in connection with the purchase by FirstFire of a total of 25,000 Series D Preferred stock, at an exercise price of $0.01 per share. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was $4,288 and $ 2,813 respectively. However, there is no accounting entry since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)
Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	1.65
Balance outstanding, December 31, 2021	16,500,000	$0.0141	1.65

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

There are 7 shares of common stock reserved for issuance under the 2014 Plan. The Board shall have the power and authority to make grants of stock options to employees, directors, consultants and independent contractors who serve the Company and its affiliates. Any stock options granted under the 2014 Plan shall have an exercise price equal to or greater than the fair market value of the Company’s shares of common stock. Unless otherwise determined by the Board of Directors, stock options shall vest over a four-year period with 25% being vested after the end of one (1) year of service and the remainder vesting equally over a 36-month period. The Board may award options that may vest based upon the achievement of certain performance milestones. As of December 31, 2020, no options have been awarded under the 2014 Plan. Effective August 27, 2019, the Company effected a reverse split of the common stock of 1 for 18,000 (Note 1) which eliminated all the options which were previously outstanding.

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares were granted, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $87,042 for the year ended December 31, 2021 (2020: $0).

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjective.

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

As of December 31, 2021 there were derivatives measured at fair value on a recurring basis (see note 5) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value:

December 31, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$123,300	$123,300

December 31, 2020

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$1,320,000	$1,320,000

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

12. INCOME TAXES

A reconciliation of the difference between the income tax benefit computed at the federal statutory rate of 21%, and the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Computed tax benefit	(610,088)	$(829,323)
State taxes	(112,460)	(152,872)
Permanent differences	(206,743)	495,841

Change in valuation allowance	929,291	486,354
	$-	$-

The Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred Tax Assets:	4,527,498	$3,636,082
Net operating losses	$301,911	$288,162
Accrued payroll	269,944	245,819
Reserve contingency	186,533	186,522
	5,285,886	4,356,596
Valuation Allowance	(5,285,886)	(4,356,596)
	$-	$-

The Company has net operating losses of $18,203,929, of which $10,457,080 expires through 2037 and $7,746,844 may be carried forward indefinitely subject to annual usage limitations. The Company has established a 100% valuation allowance against its net deferred tax assets as it is more likely than not they will not be able to utilize such deferred assets in the future. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $929,290.

13. SUBSEQUENT EVENTS

Business Acquisition

On January 5, 2022, the Company completed its acquisition of substantially all of the assets of Artist Republik, Inc. (“Artist Republik”). Artist Republik is a subscription service specifically created for music artists to obtain music distribution on certain digital platforms (such as Spotify and Apple Music) and receipt of royalties from those platforms, together with providing a marketplace to purchase beats, obtain enhanced audio production and purchase access to playlists. Its decentralized platform allows independent music artists from around the world to take control of their own careers through networking, centralized resources, and AI-based management tools. Artist Republik has attracted approximately 100,000 artists to its offerings and has operating revenues from the sales of services. The acquisition substantially adds to the range of music services available and offered to music artists by Fan Pass.

At closing, the Company issued 176,986,025 shares of the Company’s common stock to Artist Republik and certain creditors of Artist Republik. At the end of 12 months following the Closing, in the event the number of shares issued to Seller at the Closing has been diluted below 25% of the total outstanding common shares as of such date, the Company shall issue to the Seller that additional number of shares necessary so that the number of shares issued to Seller is not less than 25% of the then-total issued and outstanding shares of the Company. For a period of 12 months from the Closing Date, the holders of the shares issued pursuant to the Acquisition Agreement shall be limited to selling not more than 10% of the average daily trading volume, in the aggregate, on any given trading day.

The Company acquired all of Artist Republik’s customer lists, customers, back-end processes, name, trademarks, internet domains and other things necessary to carry on the business of Artist Republik.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The Company’s preliminary estimate of the fair value of the purchase consideration was $1,047,150, consisting of $637,150 for the initial shares, based on the closing price of the Company’s common stock on the acquisition date, and $410,000 for the contingent consideration for the future maintenance of the 25% minimum equity threshold referred to above, calculated using a Monte Carlo Simulation. The preliminary allocation of the purchase consideration to the acquired assets is summarized as follows:

Customer Relationships	$14,001
Cash	9,500
Tradename	32,230
Technology Platform	161,151
Goodwill	830,268
Total Purchase Consideration	$1,047,150

The qualitative factors that make up the goodwill recognized consist of a work-force in place, and operational processes not recognizable as separate intangible assets. The above allocation is preliminary subject to change based on completion of fair value estimates during the measurement period, which may be up to one year.

The following represents unaudited pro-forma revenue and earnings of the consolidated Company as though the business combination had occurred as of the beginning of the earliest reporting period presented.

	Year Ended December 31,
	2021	2020
Revenues	$500,629	$451,027
Operating Expenses	4,707,319	2,813,052
Operating Loss	(4,206,690)	(2,362,025)
Other Expenses, net	(73,293)	(2,344,310)
Net Loss	$(4,374,832)	$(4,706,335)

Other Subsequent Events

Subsequent to December 31, 2021 the Company increased its authorized common shares from 2 billion (2,000,000,000) to five billion (5,000,000) of $0.0001 par value each.

Subsequent to December 31, 2021 the Company issued a total of 207,382,168 common shares on conversion of $208,250 Preferred C stock and accrued dividends totaling $8,330, at an average conversion rate of $0.001044 per share.

Subsequent to December 31, 2021 the Company issued a total of 561,451,079 common shares on conversion of 43,026 Series D Preferred Stock, an at average conversion of $0.000766 per share.

Subsequent to December 31, 2021 the Company issued 50,000,000 common shares to holder of a stock warrant upon the cashless exercise of that warrant. An additional 100,000,000 common shares remain exercisable, on a cashless basis, to the warrant holder.

Subsequent to December 31, 2021 the Company entered into an Exchange Agreement with JP Carey whereby a Secured Convertible Note dated March 3, 2021 in the principal amount of $150,000 and all accrued interest, security interest and warrants were fully cancelled and exchanged for the Company issuing 15,000 Series D preferred shares to that noteholder.

Subsequent to December 31, 2021 the Company received $331,290 from the sales of 33,129 Series D Convertible Preferred Stock at $10.00 per share. In connection with these sales, the Company paid Primary Capital finder’s fees totaling $12,500 and issued 5 year Warrants on 1,250,000 common shares at an exercise price of $0.01 per share.

Subsequent to December 31, 2021 the Company raised $50,000 from the sale of 59,125 Series C Preferred Stock at approximately $0.91 per share, net of legal and due diligence fees of $3,750 deducted by the purchaser.

Subsequent to December 31, 2021 the Company entered into two Partner Agreements to provide introductions to music artists, bands and performers to the music services offered by FanPassLive and by Artist Republik. In connection with these Agreements the Company granted a stock option to each Partner of 20,000,000 common shares exercisable at the price per share of $0.0015, vesting quarterly through March 3, 2024.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Robert Rositano,Jr	CEO, CFO, Secretary and Director	52	January 31, 2014
Dean Rositano	President, CTO and Director	49	January 31, 2014

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

During the year ended December 31, 2021, the Company incurred $812,500 and $60,000 (December 31, 2020: $532,537 and $60,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses. As of December 31, 2021, due to related party represents $100,000 due to CMI (December 31, 2020: due from CMI $190,320).

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

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2021 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Rositano	Nil	Nil	N/A
Dean Rositano	Nil	Nil	N/A
Frank Garcia	Nil	Nil	N/A

Code of Ethics

We have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the year ended December 31, 2021, 2020 and 2019:

Name and		Salary Incurred (1)(2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
Robert Rositano, Jr.	2021 2020	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
CEO, CFO, Secretary, & Director	2019	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000

Dean Rositano	2021 2020	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
President and CTO	2019	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000

Frank Garcia*	2020 2019	73,333 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	73,333 100,000
CFO*

(*resigned August 31, 2020)

Notes:

(1)	At December 31, 2021 the above listed officers had accrued salaries totalling $1,452,249 (including $238,314 accrued for Frank Garcia through August 31, 2020).

(2)	The officers’ salary incurred (and total compensation) for the year ended December 31,2021 totaled $150,000 for Robert Rositano Jr., and $150,000 for Dean Rositano.

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

The following tabulation shows, as of April 12, 2022, the number of shares of capital stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Executive Officers and (d) all other Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Holders Over 5%

Series A preferred	Robert A Rositano Jr.	9,246 (1)	Direct	47.09%
	3846 Moanna Way,
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano 126 Sea Terrace Way, Aptos, CA 95003	1,882	Direct	9.59%

Series A preferred	Copper Creek Holdings, LLC (2)7960 B Soquel Dr., Suite #146 Aptos, CA 95003	14,730	Direct	75.02%
	-Robert Rositano	7,365		37.51%
	-Stacy Rositano	7,365		37.51%

	(b) Directors

Series A preferred	Robert A Rositano Jr.	9,246 (1)	Direct and	47.09%
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Series A preferred	Dean Rositano	1,882	Direct	9.59%
	126 Sea Terrace Way,
	Aptos, CA 95003

	(c) Executive Officers

Series A preferred	Robert Rositano, Jr. and Dean Rositano as named above

Series A preferred	(d) Officers and Directors as a Group for preferred stock	11,128 (1)	Direct and Indirect	56.68%

(1)	Includes the shares beneficially owned by Robert Rositano Jr through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano Jr and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 19,634 shares of Series A preferred stock issued and outstanding as of December 31, 2021.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	(a) Directors

Common stock	Copper Creek Holdings, LLC (2)7960 B Soquel Dr., Suite #146 Aptos, CA 95003	15,596	Direct	*
	-Robert Rositano	7,798		*
	-Stacy Rositano	7,798		*

Common stock	Robert A Rositano Jr.	17,026 (1)	Direct and	*
	3846 Moanna Way,		Indirect
	Santa Cruz, CA 95062

Common stock	Dean Rositano	9,245	Direct	*
	126 Sea Terrace Way,
	Aptos, CA 95003

	(b) Executive Officers

Common stock	Robert Rositano, Jr. and Dean Rositano as named above

Common stock	(c) Officers and Directors as a Group for common stock	26,271 (1)	Direct and Indirect	*%

*	Less than 1%.

(1)	Includes the shares beneficially owned by Robert Rositano Jr through Copper Creek Holdings, LLC. Does not include the shares beneficially owned by Stacy Rositano through Copper Creek Holdings, LLC.

(2)	Copper Creek Holdings, LLC is owned and managed by Robert Rositano Jr and his wife Stacy Rositano, thus each may be deemed to beneficially own half of the interest of Copper Creek Holdings, LLC.

(3)	Based on 478,340,607 of common stock issued and outstanding as of December 31, 2021.

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

During year ended December 31, 2021, the Company incurred $614,373 (December 31, 2020: $418,333) in salaries and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the year ended December 31, 2021, the Company incurred $812,500 and $60,000 (December 31, 2020: $532,537 and $60,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the 3 months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of December 31, 2021 accounts payable, related party includes $100,000 (December 31, 2020: $190,320) due to a company with two officers and directors in common, and $1,213,908 (December 31, 2020: $918,408) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Salberg	Salberg
	Fiscal Year Ended	Fiscal Year Ended
Fee Category	31-Dec-21	31-Dec-20
Audit Fees (1)	$69,000	$58,300
Audit Related Fees (2)	32,700	645
)	-	-
)	-	-
Total	$101,700	$58,945

1	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

2	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

Before Salberg was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagements.

Our board of directors has considered the nature and amount of fees billed by Salberg and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Salberg’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K

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

FRIENDABLE INC.

Date: April 15, 2022	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Chief Financial Officer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Secretary, and Director(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2022	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director