Form 10-K/A
period 2021-12-31
Friendable, Inc.
filed 2022-04-22
CIK 1414043

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Friendable, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 15, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

PCAOB I.D. 106

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

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,905,180)	$(4,125,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock fees		52,218
Common stock issued for services	17,400	552,050
Loss on settlement of derivative	-	640,822
Non-cash loan fees expensed	29,000	-
Debt conversion fees charged to expense	8,600	-
Stock option expense	87,042	-
Amortization of debt discount	506,441	115,766
Initial derivative expense	1,796,835	1,106,500
(Gain) Loss on change in fair value of derivative	(2,932,898)	68,000
Loss on debt conversion	217,760	87,491
Premium, dividends and accretion on Series C preferred stock	333,509	267,734
Change in operating assets and liabilities:
Accounts receivable	12,500	(12,365)
Prepaid expenses	83,399	30,000
Accounts payable - related party	(90,320)	220,403
Accounts payable and accrued expenses	532,668	504,664
NET CASH USED IN OPERATING ACTIVITIES	(2,303,244)	(492,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	594,650	180,000
Redemptions of Series C preferred stock	(95,150)	-
Payment of series C preferred stock dividends	(3,625)	-
Procceds from sale of convertible Series D preferred stock from Regulation A offering	1,860,000	-
Offering costs of convertible Series D preferred stock	(31,309)	-
Finder’s fees on sales of Series D preferred stock	(62,500)
Proceeds from issuance of convertible notes	358,500	232,500
Prepayment of convertible notes	(116,500)	-
Proceeds from short-term loans	-	61,000
Proceeds from sale of common stock	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,504,065	533,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,821	41,420

CASH AND CASH EQUIVALENTS - beginning of year	52,702	11,282

CASH AND CASH EQUIVALENTS - end of year	$253,523	$52,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$4,500	$-
Conversion of convertible notes to common stock	$401,949	$97,739
Conversion of accrued interest to common stock	$46,970	$30,851
Conversion of accrued interest into a note payable	$-	$25,000
Conversion of Series C redeemable preferred shares to common stock	$441,507	$353,678
Conversion of Series D preferred stock to common stock	$1,343,680	$-
Series A shares granted for fee and recorded as prepaid asset	$-	$135,617
Premiums on Series C redeemable preferred shares	$-
Reduction of liability to be settled with common stock	$-	$16,625
Recording of debt discount from derivatives on convertible debt	$446,700	$201,500
Reduction of derivative liability based on reset common shares issuable	$-	$13,273,322

Cash consists of :
Cash	$253,523	$52,702

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

On October 7, 2021 and November 1, 2021 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 625,000 and 625,000 shares, respectively, of the Company’s common stock (the “Warrants”) in part consideration as a finder’s fee in connection with the purchase by FirstFire of a total of 25,000 Series D Preferred stock, at an exercise price of $0.01 per share. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was $4,288 and $2,813 respectively. However, there is no accounting entry since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

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

FRIENDABLE INC.

Date: April 21, 2022	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Chief Financial Officer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 21, 2022	By:	/s/ Robert Rositano Jr
Robert Rositano Jr
Chief Executive Officer, Secretary, and Director(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

Date: April 21, 2022	By:	/s/ Dean Rositano
Dean Rositano
President and Chief Technology Officer and Director