Form 10-Q
period 2022-03-31
Friendable, Inc.
filed 2022-05-23
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,177,210,815 shares of common stock outstanding as of May 18, 2022, of which 6,324,451 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$78,412	$253,523
Prepaid expenses	2,167	-
Total Current Assets	80,579	253,523

OTHER ASSETS
Technology platform and trademarks, net of amortization $14,596	192,786	-
Goodwill	830,268	-
	1,023,054	-

Total Assets	$1,103,633	$253,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,113,201	$2,929,215
Accounts payable - related party	120,000	100,000
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	7,941	131,948
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 316,250 and 465,375 issued and outstanding at March 31, 2022 and December 31, 2021, including a premium of $128,328 and $189,237 respectively (liquidation value $334,957 at March 31, 2022)	463,284	673,167
Derivative liabilities	50,300	123,300
Contingent purchase consideration payable	410,000	-
Liability to be settled in common stock	988,375	988,375
Deferred revenue	1,785	-
Total current liabilities	5,215,886	5,007,005

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,634 and 19,634 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $0.0001 49,626 and 51,632 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 1,429,715,425 and 478,340,607 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	142,972	47,835
Common stock issuable, $0.0001 par value, 6,324,451 and 6,324,451 shares at March 31, 2022 and December 31, 2021, respectively.	632	632
Additional paid-in capital	36,250,730	34,672,442
Accumulated deficit	(40,506,622)	(39,474,426)
Total Stockholders’ Deficit	(4,112,253)	(4,753,482)

Total Liabilities and Stockholders’ Deficit	$1,103,633	$253,523

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES
Subscription and merchandising sales	$1,216	$1,305
Music royalties and services	64,040	-
	65,256	1,305

OPERATING EXPENSES:
Commissions	3,542	159
General and administrative	384,521	380,685
Software development, hosting and support - related party	180,000	105,000
Other software and support fees	13,814	-
Revenue shares	49,042	861
Investor relations	3,587	18,716
Advertising, promotion and marketing	134,854	55,633
Amortization of intangible assets	14,596	-
Total operating expenses	783,956	561,054

LOSS FROM OPERATIONS	(718,700)	(559,749)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(70,204)	(266,372)
Gain on extinguishment of convertible note	81,707	-
Loss on initial derivative expense	-	(1,796,835)
Gain (loss) on change in fair value of derivative	(1,000)	138,000
	10,503	(1,925,207)

NET LOSS	$(708,197)	$(2,484,956)

DEEMED DIVIDEND	(323,999)	-

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(1,032,196)	$(2,484,956)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic and Diluted	$(0.0012)	$(0.0138)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	826,369,550	180,089,850

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred		Series D Preferred		Common Stock				Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	19,634	$2	284,000	$28	51,632	$5	478,340,607	$47,835	6,324,451	$632	$34,672,442	$(39,474,426)	$(4,753,482)

Initial common stock issued to acquire Artist Republik business	-	-	-	-	-	-	176,986,025	17,699	-	-	619,451	-	637,150

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	207,382,158	20,738	-	-	280,902	-	301,640

Sale of Series D preferred	-	-	-	-	24,620	2	-	-	-	-	246,198	-	246,200

Issuance of Series D preferred in settlement of convertible note	-	-	-	-	15,000	2	-	-	-	-	149,998	-	150,000

Common stock issued on conversion of Series D preferred	-	-	-	-	(41,626)	(4)	517,006,635	51,700	-	-	(51,696)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	24,436	-	24,436

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(10,000)	-	(10,000)

Deemed dividend	-	-	-	-	-	-	-	-	-	-	323,999	-	(323,999)

Stock issued on exercise of cashless warrant related to convertible loan	-	-	-	-	-	-	50,000,000	5,000	-	-	(5,000)	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(708,197)	(708,197)
Balance, March 31, 2022	19,634	$2	284,000	$28	49,626	$5	1,429,715,425	$142,972	6,324,451	$632	$36,250,730	$(40,506,622)	$(4,112,253)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of convertible notes	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Issuance of common stock previously issuable	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)	-	-	-	-

Common shares issued in payment of loan commitment fee	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Common stock issued on conversion of Series C preferred	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)
Balance, March 31, 2021	19,786	$2	284,000	$28	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(708,197)	$(2,484,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loan fees deducted from proceeds	-	29,000
Debt conversion fees charged to expense	-	8,600
Stock option expense	24,436	20,988
Amortization of debt discount	19,315	93,629
Amortization of intangible assets	14,596	-
Initial derivative expense	-	1,796,835
(Gain) Loss on change in fair value of derivative	1,000	(138,000)
Premium and accretion on stock settled debt		129,777
Loss on debt conversion	-	-
Premium, dividends and accretion on Series C preferred stock	38,010	-
Gain on debt extinguishment	(81,707)	-
Change in operating assets and liabilities:
Accounts receivable	-	12,500
Prepaid expenses	(2,167)	22,272
Accounts payable - related party	20,000	(115,000)
Accounts payable and accrued expenses	198,368	138,056
Deferred income	1,785
NET CASH USED IN OPERATING ACTIVITIES	(474,561)	(486,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination	9,500	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	9,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	53,750	269,350
Procceds from sale of convertible Series D preferred stock from Regulation A offering	246,200	-
Finder’s fees on sales of Series D preferred stock	(10,000)
Proceeds from issuance of convertible notes	-	358,500
Prepayment of convertible notes	-	-
Proceeds from short-term loans	-	-
Proceeds from sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	289,950	627,850

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,111)	141,551

CASH AND CASH EQUIVALENTS – beginning of period	253,523	52,702

CASH AND CASH EQUIVALENTS – end of period	$78,412	$194,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$-	4,500
Conversion of convertible notes and accrued interest to common stock	$-	$159,142
Exchange of convertible note for Series D preferred stock	$150,000	$-
Conversion of Series C redeemable preferred shares to common stock	$301,640	$-
Premiums on Series C redeemable preferred shares	$-	$50,589
Recording of debt discounts from derivatives on convertible debt	$-	$446,700
Acquisition of Artist Republik business with common stock and contingent consideration	$1,037,650	$-
Deemed dividend on warrant ratchet	$323,999	$-

Cash consists of :
Cash	$78,412	$194,253

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
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

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Fan Pass is the Company’s most recent and second app/brand, released on July 24, 2020. Fan Pass believes in connecting Fans of their favorite celebrity or artist, to an exclusive VIP or Backstage experience, right from their smartphone or other connected devices. Fan Pass allows an artist’s fanbase to experience something they would otherwise never have the opportunity to afford or geographically attend. The Company aims to establish the Fan Pass as its premier brand and mobile platform that is dedicated to connecting and engaging users from anywhere around the World.

While the Company has developed an enhanced version of its Fan Pass application (v2.0) with improved features and attributes which it released on July 24, 2021, presently the Company’s primary revenue is from music services provided to music artists through the acquisition on January 5, 2022 of the intellectual property assets, customer lists, websites and supporting computer programs associated with the music services business of Artist Republik, Inc. Starting its business in 2020, Artist Republik is an innovative, decentralized music business that allows independent music artists from around the world to take more control of their own careers through networking, centralized resources, and AI-based management tools. The acquisition is aimed to solidify the Company’s now all-encompassing suite of products and music services, positioning the Company as an all-inclusive “360” music offering to both music fans and music artists.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company has a working capital deficiency of $5,135,307, an accumulated deficit of $40,506,622 and has a stockholder’s deficit of $4,112,253 and its operations continue to be funded primarily from sales of its stock. During the three months ended March 31, 2022 the Company had a net loss of $708,197 and net cash used in operations of $474,561. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue to raise financing through equity sales and to continue to expand its revenue from its FanPass app and from its new Artist Republik music services business, together with seeking the acquisition of additional compatible businesses that will be beneficial to the Company. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of March 31, 2022 and as of December 31, 2021. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and include all material adjustments consisting of normal recurring adjustments and non-recurring adjustments which in the opinion of management are necessary for a fair presentation of interim results. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2021 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value valuation of assets acquired and liabilities assumed in business combinations, fair value of consideration issued in business combinations, valuation of intangible assets and goodwill, valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three months ended March 31, 2022 the Company derived its revenue from monthly subscription fees and merchandising sales from its Fan Pass app, which revenues were recognized when performance obligations were met; and from annual subscriptions and music services provided through Artist Republik, which revenues were recognized proportionately for annual subscriptions, and when performance obligations were met for music services.. At March 31, 2022 the Company recorded deferred income of $1,785 attributable to the unused portion of annual subscription fees within current liabilities on the balance sheet. During the three months ended March 31, 2021 the Company’s sole revenue source was from subscription fees from its Fan Pass app and from merchandising sales which were recognized when received.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the three months ended March 31, 2022 and March 31, 2021 the Company incurred a revenue sharing expense relating to Fan Pass of $418 and $861, respectively, and had a revenue share liability of $2,736 at March 31, 2022, which is included in accounts payable and accrued expenses.

The Company’s newly acquired Artist Republik business also provides music artists, who have paid their annual subscription fee, revenue sharing opportunities ranging from 100% of all music royalties received 90% of Featured X revenues and a blended average of 17.5% of all other types of music revenues received. During the three months ended March 31, 2022 the Company incurred a revenue sharing expense on its Artist Republik business segment of $48,624 (on revenues of $64,040) or an average share rate of approximately 76%, which is included in “revenue shares” expense in the consolidated statement of operations., At March 31, 2022 the Company had a revenue share liability relating to Artist Republik of $32,496, which is included in accounts payable and accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising, Promotion and Marketing Costs

The Company’s policy regarding advertising, promotion and marketing costs is to expense such costs when incurred. During the three months ended March 31, 2022, the Company incurred $134,854 (2021: $55,633) in advertising, promotion and marketing costs, primarily for social media promotion programs and amortization of deferred expense.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At March 31, 2022 and December 31, 2021, the Company had no accounts receivable and therefore did not have any allowance for doubtful accounts.

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

As of March 31, 2022, there were approximately 14,968,279,332 potentially dilutive common shares, as follows.

Potential dilutive shares

334,317,000	Warrants and Stock Options outstanding
151,478,090	Common shares issuable upon conversion of convertible debt
12,924,358,884	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
524,189,358	Common shares issuable upon conversion of Preferred Series C shares
1,102,800,000	Common shares issuable upon conversion of Preferred Series D shares
14,968,279,332

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

Reclassifications

Certain amounts in the 2021 statement of operations were reclassified within operating expenses between software development, hosting and support and other software and support fees to conform to the 2022 presentation.

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

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2022, the Company incurred $173,594 (March 31, 2021: $110,489) in salaries, stock options and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the three ended March 31, 2022, the Company incurred $180,000 and $15,000 (March 31, 2021: $105,000 and $15,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses.

As of December 31, 2020, the Company had a stock subscription receivable totaling $4,500 from an officer and director and from a company with an officer and director in common. This receivable was settled during the three months ended March 31, 2021 against the amount payable in accrued salaries to current directors and officers of the Company (see below).

As of March 31, 2022 accounts payable, related party includes $120,000 (December 31, 2021 $100,000) due to a company with two officers and directors in common, and $1,288,908 (December 31, 2021: $1,213,908) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

4. CONVERTIBLE DEBENTURES

The Company had an obligation to issue a total of 105,370,929 common shares to certain convertible debenture holders relating to a 2019 convertible debentures settlement agreement. During 2020 a total of 4,411,851 common shares were issued, leaving a total of 100,959,078 issuable at December 31, 2020. During 2021 the Company issued a total of 97,222,626 common shares, leaving a total of 3,736,452 issuable at December 31, 2021 and March 31, 2022.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at March 31, 2022:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P. Carey Inc.	May 20, 2020	$60,000	$26,947	$86,947
J.P. Carey Inc.	June 11, 2020	10,000	-	10,000

Ellis International LP	October 13, 2020	100,000	14,656	114,656
Anvil Financial Management LLC	January 1, 2021	9,200	917	10,117
Total		179,200	$42,520	$221,720
Less: J.P. Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		-
Net carrying value: December 31, 2021		$7,941

The following is a summary of Convertible Promissory Notes at December 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	May 20, 2020	$60,000	$23,396	$83,396
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
J.P.Carey Inc.	March 3, 2021	150,000	12,452	162,452
Ellis International LP	October 13, 2020	100,000	12,190	112,190
Anvil Financial Management LLC	January 1, 2021	9,200	736	9,936
Total		329,200	$48,774	$377,974
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(25,993)
Net carrying value: December 31, 2021		$131,948

The Company defaulted on two of the J.P. Carey Inc. convertible notes by being late with the December 31, 2019 Form 10-K filing on the extended date. One dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

The derivative fair value of the above at March 31, 2022 and at December 31, 2021 is $50,300 and $123,300, respectively.

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
March 31, 2022 and 2021
(Unaudited)

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

During the three months ended March 31, 2021 JP Carey claimed a total of six additional conversions to common stock totaling $120,580, represented by $116,080 in accrued interest and $4,500 in conversion fees, and received a total of 22,515,059 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believes that a cumulative amount of $80,129 has been received by JP Carey in excess of the remaining balance due. The Company is presently in negotiation with JP Carey to apply this excess to additionally retire the two outstanding JP Carey notes of $60,000 and $10,000, together with all or a substantial portion of accrued interest thereon.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 amortized into interest expense through the maturity date of May 20, 2021

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. The Company accrued $26,947 of interest at the default rate of 24% for the period from May 29, 2020 to March 31, 2022, and the principal balance was $60,000 at March 31, 2022 and December 31, 201.

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 amortized into interest expense through the maturity date of June 11, 2021. The principal balance was $10,000 at March 31, 2022 and December 31, 2021.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

At March 31, 2022 and at December 31, 2021 the outstanding balance on the note was $100,000 principal and $14,656 and $12,190 accrued interest, respectively.

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

At March 31, 2022 and December 31, 2021 the outstanding balance on the note was $9,200 principal, and accrued interest was $917 and $ 736, respectively.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

On February 16, 2022 the Company entered into an Exchange Agreement with JP Carey whereby this Note and all accrued interest, security interest and warrants were fully cancelled and exchanged for 15,000 Series D preferred shares. (See Note 8).

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

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at March 31, 2022, using Monte Carlo simulations and the following range of assumptions:

Volatility	163.05% – 172.75%
Risk Free Rate	0.52% – 1.06%
Expected Term	0.25 – 0.54

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in 2021. The discounts are being amortized over the respective Note terms.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

Derivative liabilities

At March 31, 2022 and December 31, 2012 derivative liabilities are summarized as follows:.

Balance , December 31, 2021	$123,300
Extinguishment of derivative liability on exchange of convertible note for Series D preferred stock	(74,000)
Change in fair value of remaining derivatives	1,000
Balance, March 31, 2022	$50,300

Balance, December 31, 2020	$1,320,000
Initial derivative liabilities charged to operations	1,796,835
Initial derivative liabilities recorded as debt discount	74,165
Gain on settlement of derivatives upon conversion	(134,802)
Change in fair value of derivatives	(2,932,898)
Balance, December 31, 2021	$123,300

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at March 31, 2022 and December 31, 2021.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of March 31, 2022:

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
March 31, 2022 and 2021
(Unaudited)

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

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense of $97,000 at March 31, 2022 and at December 31, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at either March 31, 2022 or December 31, 2021 has been established for these claims.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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
March 31, 2022 and 2021
(Unaudited)

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

Due to the mandatory redemption feature, Series C convertible preferred shares are reflected as a current liability. Furthermore, because these shares are convertible at 71% of the common shares market price around the time of the conversion date, they are treated as a stock settled debt under ASC 480 with a premium recorded and charged to interest expense for each issuance. In addition, the Company records a cumulative dividend to the mandatorily redeemable Series C preferred liability with a charge to interest expense since this liability must be reflected at redemption value.

As of June 30, 2020, the Company has revalued the shares and premiums at the stated value of $1.50 per share in accordance with the events discussed below. On May 29, 2020 the Company defaulted on the shares by being late with the filing of the Form 10-K, thereby increasing the dividend rate to 22% and the stated value to $1.50 per share.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

During the three months ended March 31, 2022 59,125 shares of Series C convertible preferred stock were issued to an investor under a preferred stock purchase agreement, at a price of approximately $0.91 per share. Cash of $53,750, a discount of $5,375 and a premium expense of $24,150 were recorded during this period with respect to this issuance. A holder of the Series C converted a total of 208,250 Series C shares to 207,382,158 common shares for a redemption value of $301,640 including accrued dividends, plus premium, recorded into equity

At March 31, 2022 the remaining liability totals $463,284 represented by a remaining balance of $316,250 in redeemable Series C stock, together with the related premium of $128,328 and accrued dividends of $18,706.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

Each Series D preferred share is convertible, at the option of the holder, at any time, into nonassessable common shares (a) at 80% of the average closing price reported on OTC Markets for the 20 trading days preceding conversion through June 30, 2021, (b) as amended, at 80% of the average closing price reported on OTC Markets for the 10 trading days preceding conversion effective July 1, 2021,and (c) as amended as amended, at 50% of the lowest closing price reported on OTC Markets for the 10 trading days preceding conversion effective March 3, 2022

During the three months ended June 30, 2021 the Company received a total of $850,000 from the sale of 85,000 Series D Convertible Preferred Stock, and incurred offering costs of $31,309. In addition, during that period 44,970 Series D Preferred shares were subsequently converted to 31,029,932 common shares at an average conversion rate of $0.01449 per common share, resulting in a remaining balance at June 30, 2021 of 40,030 Series D Preferred.

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

During the three months ended March 31, 2022 the Company received a total of $246,200 from the sale of 24,620 Series D Convertible Preferred Stock. In addition, during that period the Company issued 15,000 Series D Convertible Preferred Stock to a holder of a convertible note with principal outstanding of $150,000 in exchange for the cancellation of that note and accrued note interest. The Company recognized a gain on this exchange equal to $81,707, which consists of the settlement of accrued interest of $14,384 and settlement of the derivative liability of $74,000, offset by interest expense of $6,667 incurred in 2022 up to the exchange date of February 16, 2022. Further, during that period 41,626 Series D Preferred shares were subsequently converted to 517,006,635 common shares at an average conversion rate of $0.000805 per common share, resulting in a remaining balance at March 31, 2022 of 49,626 Series D Preferred.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

Recorded the issuance of 20,000 common shares not previously recognized

During the three months ended March 31, 2022, the Company:

Issued 176,986,025 common shares, valued at $ 637,150, to certain third parties as initial consideration to acquire the underlying Artist Republik business and related technology, trademarks and customer lists from Artist Republik, Inc.

Issued 207,382,158 common shares on conversion of 208,259 Series C preferred stock plus accrued dividends, valued $301,640.

Issued 517,006,635 shares of common stock on conversion of 41,626 Series D preferred stock at a conversion value of $416,260.

Issued 50,000,000 shares of common stock on the cashless exercise of 100,000,000 warrants related to a convertible note, which had a Black Scholes valuation of $332,999 recorded as a deemed dividend.

9. SHARE PURCHASE WARRANTS

Activity in the three month ended March 31, 2022 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2021	66,817,000	0.0067	3.74
Granted	1,000,000	0.01	4.93
Cancelled warrants	(30,000,000)
Rachet adjustment	270,000,000
Warrants exercised	(100,000,000)
Balance outstanding, March 31, 2022	207,817,000

Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31,2020	-	-	-
Granted	3,500	10.00	4.43
Balance outstanding, December 31,2021	3,500	10.00	4.43
Balance outstanding, March 31, 2022	3,500	10,00	4.13

The Preferred Series D warrants, when exercised at the price of $10.00 per share, as amended, are then convertible to common shares at 50% of the Company’s lowest closing stock price over 10 trading days prior to conversion.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

On March 3, 2021 the Company issued warrants to Trillium Partners LP to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share, subject to full ratchet price protection, and entitles Trillium to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

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

On January 10, 2022, March 22, 2022 and March 31, 2022 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 500,000, 250,000 and 250,000 shares, respectively, of the Company’s common stock (the “Warrants”) in part consideration as finder’s fees in connection with the purchase of Series D Preferred stock, at an exercise price of $0.01 per share. However, there is no accounting entry to record the Black Scholes valuations since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering.

On March 22, 2022 Trillium Partners LP exercised the full ratchet price protection provisions available under its original March 3, 2021 30 million common stock warrant, such that the warrant escalated to a total of 300 million common shares, of which 150 million common shares could be exercised on a cashless basis. On March 28, 2022 Trillium Partners LP submitted an exercise notice on 100 million of the 300 million reset warrants, and claimed 50 million cashless common shares, which were issued by the Company on March 30, 2022. The Black-Scholes valuation of the difference between the warrant before and after the rachet was $323,999, which was recorded as a deemed dividend.

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)
Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	1.65
Balance outstanding, December 31, 2021	16,500,000	$0.0141	1.65
Granted	40,000,000	0.0150	2.00
Balance outstanding, March 31, 2022	56,500,000	0.0142	1.84

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited)

On March 3, 2022 the Company granted stock options to 2 music consultants of 20 million common shares each vesting quarterly over 2 years, exercisable at a price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $58,000 which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $2,417 for the three months ended March 31, 2022 (2021: $0).

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

As of March 31, 2022 and December 31, 2021 there were derivatives measured at fair value on a recurring basis (see note 5) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value:

March 31, 2022

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$50,300	$50,300

December 31, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$123,300	$123,300

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021
(Unaudited)

12. BUSINESS ACQUISITION

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

Amortizable intangible assets acquired totaling $172,152, consisting of customer relationships $14,001 and technology platform $161,151, are being amortized to operating expense on a straight-line basis over a three year life from date of acquisition. Amortization expense for the three months ended March 31, 2022 totaled $14,596. The tradename has an indefinite life and therefore is not amortized but subject to impairment testing periodically, but at least annually. Goodwill is subject to periodic impairment testing at least annually and is expected to be amortized over 15 years for tax purposes.

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2022 the Company issued a total of 741,170,939 common shares on conversion of 21,500 Series D Preferred Stock, an at average conversion of $0.00029 per share.

Subsequent to March 31, 2022 the Company received $151,000 from the sale of 15,100 Series D Convertible Preferred Stock at $10.00 per share. In connection with these sales, the Company paid Primary Capital finder’s fees totaling $5,000 and issued 5 year Warrants on 500,000 common shares at an exercise price of $0.01 per share.

Subsequent to March 31, 2022 the Company received cash of $43,500 from a convertible promissory note with a principal value of $55,000, less OID of $5,000, less legal fees of $4,000 and less a finder’s fee of $2,500. .The note carries interest at the rate of 12% per annum and has a maturity date of November 30, 2022. The note also carries a right of conversion to the Company common shares at the fixed rate of $0.00025 per share.

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

Overview

Friendable, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada

About Friendable Inc.

Friendable Inc. is a mobile technology and marketing company focused on developing and identifying products, services and brand opportunities with mass market potential and scalability.

Friendable published its first mobile application in the Apple App Store and Google Play Store in 2014 in the social networking and dating category. The Friendable app achieved over 1.5 million downloads, top 10 worldwide rankings, and has led to celebrity-related marketing opportunities and various relationships with well-known music artists as well as up-and-coming independent artists.

On June 28, 2017, the Company formed a wholly owned Nevada subsidiary called Fan Pass, Inc.

Friendable has since pivoted its business focus to its Music Artist Offering, a one of a kind 360 artist platform. The offering now includes music production/collaboration, music distribution (Spotify, Sound Cloud), Play Listing, Livestream/live events, promotions, ticket sales, behind the scenes, merchandising designs/store/ship, tips, fan interaction, subscription offerings and more, which all equal revenue sharing and earning for all music artists. It is the Company’s goal to become the new launch point for Indie Artists, as well as Artists at all levels, as they build engagement, revenue, and fans/followers.

The Fan Pass livestream artist platform was launched July 24, 2020. The platform has proven invaluable for artists and fans alike as performances shifted from the stage to the “digital screen”. The Company has grown its product and services offerings to include a 360 suite of music artist services, completing this full spectrum solution with its acquisition of Artist Republik and FeaturedX in January 2022.

Friendable was founded by brothers Robert A. Rositano Jr. and Dean Rositano, who have more than 27 years of experience working together on technology-related ventures.

For more information, visit www.Friendable.com www.FanPassLive.com www.artistrepublik.com/ and www.featuredx.com/

Additionally, Download the Fan Pass app on the Apple App Store or the Google Play Store.

Audiences can visit the website at www.fanpasslive.com or download the mobile app from the Apple App or Google Play stores. Fan Pass offers a seven-day free trial, which provides a VIP all-access pass. After seven days, this free trial converts to a fee-based subscription of $2.99 per month, of which artists also receive up to 40% as revenue sharing on a recurring monthly basis.

What precisely does Fan Pass Live do?

For starters, Fan Pass breaks down the barrier between artists and fans, with artists broadcasting their events, concerts, and announcements to supporters directly from the Fan Pass mobile application or desktop. More importantly, it gives back to artists a way to remain relevant to their fan base and earn revenue, launch their careers without the debt and ownership created by cumbersome record labels and ultimately provides all the products, services, and support to develop revenues, brand, fan base, music distribution and production/collaboration for artists at any level of their career as well.

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

For artists there are tools available to help them “up their game” such as the creation of custom logos and merchandising, live chat options, promotional aids that provide the ability to live stream, post photos, audio, and video with ease. For subscribers, fans can browse for upcoming events, shop merchandising, search by music genre and create dashboards. They can also view notifications, discussions, and their favorite music artists in one app.

While it’s free for the artists to join, Fan Pass monetizes its business model by using an “ALL ACCESS VIP” Offering. Commencing with the release of Fan Pass v2.0 on July 24, 2021, this offering is priced at a $2.99 monthly subscription ($25.99 annual subscription), paid by fans through its website, Apple App Store or Google Play Stores, with a three-day free trial. Fan Pass also offers an “Artist Pro” monthly subscription of $8.99 which offers the “ALL ACCESS VIP”, plus advanced dashboard analytics, merchandising store access and promotion of scheduled music events, On August 5, 2021, the Company announced the approval of the Fan Pass v2.0 livestream artist platform by both the Apple App and Google Play Stores. The mobile applications can be downloaded by users worldwide, and Fan Pass v2.0 is also accessible via desktop and web applications.

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

On January 4, 2022, the Company completed its acquisition of substantially all the assets of Artist Republik, Inc. (“Artist Republik”). Artist Republik is a subscription service specifically created for music artists to obtain music distribution on certain digital platforms (such as Spotify and Apple Music) and receipt of royalties from those platforms, together with providing a marketplace to purchase beats, obtain enhanced audio production and purchase access to playlists. Its decentralized platform allows independent music artists from around the world to take control of their own careers through networking, centralized resources, and AI-based management tools. Artist Republik has attracted approximately 100,000 artists to its offerings and has operating revenues from the sales of services. The Company acquired all of Artist Republik’s customer lists, customers, back-end processes, name, trademarks, internet domains and other things necessary to carry on the business of Artist Republik.

In January, 2022 we also launched and released FeaturedX.com, a web property acquired as part of the Company’s acquisition of Artist Republik, FeaturedX has thousands of artists currently available and is a place where artists can book a guest feature, co-write, MIDI composition or live instrumental tracking for artists releasing their next single or looking to extend reach and exposure by tapping into these available resources for music production and collaboration. While continuing to deliver a variety of expanded services to our artists, platforms, and offerings, FeaturedX has now taken center stage as our next service offering ready for growth. Working closely with Mr. O’Leary and Mr. Menig, the 2 original co-founders of Featured X, it was immediately clear that having them both on board as partners for our journey forward would be one of our keys to success. This said, we have been able to reach agreement with both O’Leary and Menig to join our team as partners as we focus on revenue, artists, and additional services growth on a platform that already has great momentum. Ryan “Tuck” O’Leary is a co-founder of FeaturedX and best known for slinging his bass around with “Texas Metal” powerhouse Fit For A King, and has added another ace to his ever-growing deck. In August 2020 alongside his longtime friend Jeff Menig, O’Leary launched a new connective platform for creatives. FeaturedX is the first premier platform for connecting and working with your favorite artists from a multitude of genres. This is a dream team of the greatest artists in alternative music. Combining years of friendships and touring experience we built this as a community. Now teaming up with Fan Pass Live, FeaturedX is looking to continue expanding and growing an already stellar roster of creatives. Jeff Menig is a co-founder of FeaturedX and an entertainment industry professional with over 21 years of experience in band management, live events, merchandise, consulting, artist development, and marketing. His unrelentingly passionate and persistent entrepreneur makes precision focused usage of the diverse set of skills he’s developed. Menig builds brands and bands for the social media age, optimizing the multiple opportunities for engagement, communication, and personal interaction for his clients. His keen attention to detail, from visual elements to messaging, makes him invaluable as he teams with Fan Pass Live to grow the FeaturedX brand and services.

For a complete and up to date presentation of the entire 360 platform, brands, products and services offered by the Company please use the following link to view the Company’s 360 Capabilities Deck & Presentation or visit the investors tab on the Company’s website, which will lead to the Friendable, Inc. Investor Relations or friendable.com/ir where the presentation can also be located. LINK “360 Capabilities Deck & 2022 Presentation”

Executive Leadership

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

Results of Operations

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES
Music royalties and services	$64,040	$-
Subscription and merchandising sales	1,216	1,305
	65,256	1,305

OPERATING EXPENSES:

Commissions	3,542	159
General and administrative	384,521	380,685
Software development, hosting and support related party	180,000	105,000
Other software and support fees	13,814	-
Revenue shares	49,042	861
Investor relations	3,587	18,716
Amortization of intangible assets	14,956	-
Advertising, promotion and marketing	134,854	55,633-
	783,956	561,054

LOSS FROM OPERATIONS	(718,700)	(559.749)

OTHER INCOME (EXPENSE):
Accretion and interest expense	(70,204)	(266,372)
Loss on initial derivative expense	-	(1,796,835)
Gain on extinguishment of convertible note	81,707	-
Gain(loss) on change in fair value of derivatives	(1,000)	138,000
	10,503	(1,925,207)

NET LOSS	$(708,197)	$(2,484,956)

For the three months ended March 31, 2022 compared to March 31, 2021

Revenues

The Company had revenues of $65,256 and $1,305 for the three months ended March 31, 2022 and 2021 respectively. Revenues in 2022 related primarily to music royalties and service fees derived from the Artist Republik business acquired January 5, 2022 and secondarily to subscription fees from Artist Republik $313 and subscription and merchandising sales from Fan Pass $903.(2021 Fan Pass $1,305).

Operating Expenses

The Company had operating expenses of $783,956  and $561,054  for the three months ended March 31, 2022 and 2021 respectively. The increase in operating expenses in 2022 was due primarily to higher costs associated with the Artist Republik business, with increased software, hosting and related support expense, coupled with increased artists’ share expense on the music royalty and services revenue.

In addition, former employees of Artist Republik Inc. were retained on a temporary basis during the transition of the Artist Republik business to the Company. The Company also had advertising, promotion and marketing expense of $134,854 and $55,633 for the three months ended March 31, 2022 and 2021 respectively to increase awareness through social media platforms to the increased menu of music services now available to music artists.

Other Income and Expense

The Company had other net income of $10,503 for the three months ended March 31, 2022, compared to other expense of $1,925,207 for the three months ended March 31, 2021 which included a loss on initial derivative of $1,796,835.

Net Loss

The Company had a net loss of $708,197 for the three months ended March 31, 2022, compared to a net loss of $2,484,956 for the three months ended March 31, 2021. The decrease in net loss was due primarily to the loss on initial derivative expense of $1,796,835. in 2021 described above.

Liquidity and Capital Resources

Working Capital

	March 30, 2022	December 31, 2021
	(unaudited)
Current Assets	$80,579	$253,523
Current Liabilities	$5,215,886	$5,007,005
Working Capital (Deficiency)	$(5,135,307)	$(4,753,482)

Current assets at March 31, 2022 decreased compared to December 31, 2021 primarily due to lower cash.

Current liabilities at March 31, 2022 increased compared to December 31, 2021 primarily due to a contingent purchase consideration of $410,000 relating to the acquisition of the Artist Republik business in 2022, partially offset by a reduction of $ 209,883 in 2022 in the Company’s mandatorily redeemable Series C convertible preferred stock liability.

Cash Flows

	Nine months	Three months
	Ended	Ended
	March 31, 2022	March 31, 2021
Net Cash Used in Operating Activities	$(474,561)	$(486,299)
Net Cash Provided by Investing Activities	9,500	-
Net Cash Provided by Financing Activities	289,950	627,850
Net Increase (Decrease) in Cash	$(175,111)	$141,551

Net Cash Used in Operating Activities

Our cash used in operating activities was $474,561 for the three month period ended March 31, 2022 compared to $486,299 for the three month period ended March 31, 2021. Net loss was $708,197 and $2,484,956 for the three month periods ending March 31, 2022 and 2021 respectively. In 2022, adjustments to reconcile the net loss to net cash used primarily included stock option expense $24,436 , amortization of debt discount $19,315, amortization of intangible assets of $14,596, and premium, accretion and dividends on Series C preferred stock $38,010. In 2021, adjustments to reconcile the net loss to net cash used included an adjustment for initial derivative expense $1,796,835. In 2022, changes in operating assets and liabilities included an increase in amount due to related party of $20,000 and an increase to accounts payable and accrued expenses of $ 198,368 . In 2021 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $138,056 offset by a reduction in amount due to related party $115,000.

Net Cash Provided by Investing Activities

For the three months ending March 31, 2022 we received cash of $9,500 from the business combination of Artist Republik.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $289,950 for the three month period ended March 31, 2022 included the issuance of Series D preferred stock under Regulation A of $246,200 less finder’s fees of $10,000, and net proceeds from the issuance of Series C preferred stock of $ 53,750. Our cash provided by financing activities of $627,850 for the three month period ended March 31, 2021 included the issuance of Series C preferred stock sold for cash of $269,350 and net proceeds from the issuance of convertible notes of $358,500.

The Company derives the majority of its financing by issuing Series C and Series D preferred stock to investors. The investors have the right to convert Series C preferred stock into common shares of the Company after the requisite Rule 144 waiting period. Series D preferred stock however can be immediately converted to common shares pursuant to the terms of the Company’ Regulation A offering. Conversion generally calls for the common shares to be issued at a deep discount ranging from 37% to 50% to the market price at the time of conversion.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company has a working capital deficiency of $5,135,307, has an accumulated deficit of $40,506,622 and has a stockholder’s deficit of $4,112,253 and its operations continue to be funded primarily from sales of its stock. During the three months ended March 31, 2022 the Company had a net loss and net cash used in operations of $708,197 and $474,561. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue raising financing through equity sales of Series C and Series D Preferred stock, while intending to reduce and/or eliminate its convertible debt. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense at March 31, 2022 and at December 31, 2021 has been established.

ITEM 1A. RISK FACTORS.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022:

Issued 176,986,025 common shares , valued at $ 637,150, to certain third parties as initial consideration to acquire the underlying Artist Republik business and related technology, trademarks and customer lists from Artist Republik, Inc.

Issued 207,382,158 common shares on conversion of 208,259 Series C preferred stock plus accrued dividend, valued $301,640.

Issued 517,006,635 shares of common stock on conversion of 41,626 Series D preferred stock at a conversion value of $416,260.

Issued 50,000,000 shares of common stock on the partial cashless exercise of a warrant related to a convertible note.

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

FRIENDABLE, INC.

Date: May 23, 2022	By :	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)