Form 10-Q
period 2022-06-30
Friendable, Inc.
filed 2022-08-22
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,997,132,871 shares of common stock outstanding as of August 22, 2022, of which 6,324,451 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,264	$253,523
Total Current Assets	24,264	253,523

OTHER ASSETS
Intangible assets, net of amortization $29,192	178,190	-
Goodwill	830,268	-
	1,008,458	-

Total Assets	$1,032,722	$253,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,215,092	$2,929,215
Accounts payable - related party	99,500	100,000
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	96,794	131,948
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 229,625 and 465,375 issued and outstanding at June 30, 2022 and December 31, 2021, including a premium of $92,945 and $189,237 respectively (liquidation value $ 250,615 at June 30, 2022)	343,560	673,167
Derivative liabilities	156,000	123,300
Contingent purchase consideration payable	410,000	-
Liability to be settled in common stock	988,375	988,375
Deferred revenue	2,914	-
Total Current Liabilities	5,373,235	5,007,005

Commitments and contingencies (Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,634 and 19,634 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $0.0001 59,655 and 51,632 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (liquidation value $596,650 at June 30, 2022)	6	5
Common stock, $0.0001 par value, 7,500,000,000 shares authorized, 3,490,137,621 and 478,340,607 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	349,015	47,835
Common stock issuable, $0.0001 par value, 6,324,451 and 6,324,451 shares at June 30, 2022 and December 31, 2021, respectively.	632	632
Additional paid-in capital	36,579,388	34,672,442
Accumulated deficit	(41,269,584)	(39,474,426)
Total Stockholders’ Deficit	(4,340,513)	(4,753,482)

Total Liabilities and Stockholders’ Deficit	1,032,722	$253,523

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Subscription and merchandising sales	$1,365	$1,609	$2,581	$2,914
Music royalties and services	46,173	-	110,213	-
	47,538	1,609	112,794	2,914

OPERATING EXPENSES:
Commissions	2,618	199	6,160	358
General and administrative	338,348	265,924	722,869	646,609
Software development, hosting and support- related party	180,000	232,500	360,000	337,500
Other software and support fees	16,028	-	29,842	-
Revenue shares	46,781	343	95,823	1,204
Investor relations	3,453	28,134	7,040	46,850
Advertising,promotion and marketing	37,647	210,419	172,501	266,052
Amortization of intangible assets	14,596	-	29,192	-
Total operating expenses	639,471	737,519	1,423,427	1,298,573

LOSS FROM OPERATIONS	(591,933)	(735,910)	(1,310,633)	(1,295,659)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(34,415)	(243,541)	(104,619)	(509,913)
Gain on extinguishment of convertible note	-	-	81,706	-
Loss on initial derivative expense	(59,000)	-	(59,000)	(1,796,835)
Loss on settlement of convertible debt	(85,913)	-	(85,913)	-
Gain on change in fair value of derivative	8,300	1,813,000	7,300	1,951,000
	(171,028)	1,569,459	(160,526)	(355,748)

NET INCOME (LOSS)	$(762,961)	$833,549	$(1,471,159)	$(1,651,407)

DEEMED DIVIDEND	-	-	(323,999)	-

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(762,961)	$833,549	$(1,795,158)	$(1,651,407)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic	$(0.0004)	$0.004	$(0.0012)	$(0.01)
Diluted	$(0.0004)	$(0.002)	$(0.0012)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,124,525,723	209,845,801	1,479,033,703	195,050,024
Diluted	2,124,525,723	342,550,050	1,479,033,703	195,050,024

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred		Series D Preferred		Common Stock				Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	19,634	$2	284,000	$28	51,632	$5	478,340,607	$47,835	6,324,451	$632	$34,672,442	$(39,474,426)	$(4,753,482)

Initial common stock issued to acquire Artist Republik business	-	-	-	-	-	-	176,986,025	17,699	-	-	619,451	-	637,150

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	207,382,158	20,738	-	-	280,902	-	301,640

Sale of Series D preferred	-	-	-	-	24,620	2	-	-	-	-	246,198	-	246,200

Issuance of Series D preferred in settlement of convertible note	-	-	-	-	15,000	2	-	-	-	-	149,998	-	150,000

Common stock issued on conversion of Series D preferred	-	-	-	-	(41,626)	(4)	517,006,635	51,700	-	-	(51,696)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	24,436	-	24,436

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(10,000)	-	(10,000)

Deemed dividend	-	-	-	-	-	-	-	-	-	-	323,999	(323,999)	-

Stock issued on exercise of cashless warrant related to convertible loan	-	-	-	-	-	-	50,000,000	5,000	-	-	(5,000)	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(708,197)	(708,197)

Balance, March 31, 2022	19,634	$2	284,000	$28	49,626	$5	1,429,715,425	$142,972	6,324,451	$632	$36,250,730	$(40,506,622)	$(4,112,253)

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	570,782,540	57,078	-	-	68,393	-	125,471

Sale of Series D preferred	-	-	-	-	38,600	4	-	-	-	-	385,996	-	386,000

Conversion of convertible note	-	-	-	-	-	-	43,069,867	4,308	-	-	2,154	-	6,462

Common stock issued on conversion of Series D preferred	-	-	-	-	(28,571)	(3)	1,446,569,789	144,657	-	-	(144,654)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	29,269	-	29,269

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(12,500)	-	(12,500)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(762,962)	(762,962)

Balance, June 30, 2022	19,634	$2	284,000	$28	59,655	$6	3,490,137,621	$349,015	6,324,451	$632	$36,579,388	$(41,269,584)	$(4,340,513)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of convertible notes	-	-	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Issuance of common stock previously issuable	-	-	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)	-	-	-	-

Common shares issued in payment of loan commitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-	-	-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)

Balance, March 31, 2021	19,786	$2	284,000	$28	-	-	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

Sale of Series D preferred	-	-	-	-	85,000	850,000	-	-	-	-	-	-	-	850,000

Issuance of common stock previously issuable	-	-	-	-	-	-	42,522,600	4,252	(42,522,600)	(4,252)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	11,496,360	1,150	-	-	136,403	-	-	137,553

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(50)	-	-	-	-	-	2,555,738	255	-	-	(255)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(44,970)	(449,700)	31,029,932	3,103	-	-	446,597	-	-	-

Regulation A expense	-	-	-	-	-	-	-	-	-	-	(31,309)	-	-	(31,309)

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	833.549	833,549

Balance, June 30, 2021	19,736	$2	284,000	$28	40,030	$400,300	220,570,060	$22,057	20,258,169	2,025	32,391,889	-	$(38,220,653)	$(5,404,352)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,471,159)	$(1,651,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loan fees deducted from proceeds	-	29,000
Debt conversion fees charged to expense	-	8,600
Stock option expense	53,705	43,006
Amortization of debt discount	26,254	221,719
Amortization of intangible assets	29,192	-
Initial derivative expense	59,000	1,796,835
(Gain) Loss on change in fair value of derivatives	(7,300)	(1,951,000)
Premium and accretion on stock settled debt	-	189,490
Premium, dividends and accretion on Series C preferred stock	43,358	-
Gain on extinguishment of debt	(81,706)	-
Change in operating assets and liabilities:
Accounts receivable	-	12,322
Prepaid expenses	-	33,833
Accounts payable - related party	500	(108,999)
Accounts payable and accrued expenses	293,033	208,298
Deferred income	2,914	-
NET CASH USED IN OPERATING ACTIVITIES	(1,052,209)	(1,168,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	9,500	-
NET CASH PROVIDED BY INVESTMENT ACTIVITIES	9,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	53,750	361,475
Redemption of Series C preferred stock	-	(50,940)
Proceeds from sale of convertible Series D preferred stock from Regulation A offering	782,200	850,000
Offering costs of convertible Series D preferred stock	-	(31,309)
Finder's fees on sales of Series D preferred stock	(22,500)	-
Proceeds from issuance of convertible notes	-	358,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	813,450	1,487,726

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(229,259)	319,423

CASH AND CASH EQUIVALENTS - beginning of period	253,523	52,702

CASH AND CASH EQUIVALENTS - end of period	$24,264	$372,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of stock subscription receivable	$-	$4,500
Derivative value recorded as debt discounts	$55,000	$74,165
Conversion of convertible notes and accrued interest to common stock	$6,462	$159,142
Exchange of convertible note for Series D preferred stock	$150,000	$-
Conversion of Series C redeemable preferred shares to common stock	$427,112	$188,142
Conversion of Series D preferred stock to common stock	$701,970	$449,700
Conversion of accrued interest to common stock	$36,578	$-
Warrants issued with debt and recorded as debt discounts	$-	$301,411
Shares issued with debt and recorded as debt discounts	$-	$11,924

Acquisition of Artist Republik business with common stock and and contingent consideration	$1,037,650	$-
Deemed dividend on warrant ratchet	$323,999	$-

Cash consists of:
Cash	$24,264	$372,125

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021
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

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each. On July 19, 2022 the Company again increased its authorized common shares, this time from 5 billion (5,000,000,000) to 7.5 billion (7,500,000,000) of $0.0001 par value each. The latter increase has been reflected retroactively in the accompanying consolidated balance sheet.

On August 1, 2022 three holders of our convertible preferred and common stock, representing a majority of our issued and outstanding common stock, approved to effect a 1 for 500 common shares reverse split of the Company’s common stock. Subject to FINRA approval, the Company anticipates that this action will be effected on or before close of business on September 5, 2022.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022, the Company has a working capital deficiency of $5,348,971, an accumulated deficit of $41,269,584 and has a stockholder’s deficit of $4,340,513 and its operations continue to be funded primarily from sales of its stock. During the three and six months ended June 30, 2022 the Company had a net loss of $762,961 and $ 1,471,159, respectively, and net cash used in operations of $1,052,209. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of June 30, 2022 and as of December 31, 2021. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three months ended June 30, 2022 the Company derived its revenue from monthly subscription fees and merchandising sales from its Fan Pass app, which revenues were recognized when performance obligations were met; and from annual subscriptions and music services provided through Artist Republik, which revenues were recognized proportionately for annual subscriptions, and when performance obligations were met for music services. At June 30, 2022 the Company recorded deferred income of $2,914 attributable to the unused portion of annual subscription fees within current liabilities on the balance sheet. During the three and six months ended June 30, 2021 the Company’s sole revenue source was from subscription fees from its Fan Pass app and from merchandising sales which were recognized when received.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the six months ended June 30, 2022 and June 30, 2021 the Company incurred a revenue sharing expense relating to Fan Pass of $857 and $1,204, respectively, and had a revenue share liability of $3,175 at June 30, 2022, which is included in accounts payable and accrued expenses.

The Company’s newly acquired Artist Republik business also provides music artists, who have paid their annual subscription fee, revenue sharing opportunities ranging from 100% of all music royalties received, 90% of Featured X revenues and a blended average of 17.5% of all other types of music revenues received. During the six months ended June 30, 2022 the Company incurred a revenue sharing expense on its Artist Republik business segment of $94,966 (on revenues of $110,213) or an average share rate of approximately 86%, which is included in “revenue shares” expense in the consolidated statement of operations. At June 30, 2022 the Company had a revenue share liability relating to Artist Republik of $48,574, which is included in accounts payable and accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill and Intangible Assets

 Intangible assets with finite lives, which primarily consist of our technology platforms and customer relationships totaling $175,152, are amortized using the straight-line method over their estimated useful life of three years. Goodwill $830,268 and other intangible assets with indefinite lives, which consist primarily of trademarks $32,320, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized.

Advertising, Promotion and Marketing Costs

The Company’s policy regarding advertising, promotion and marketing costs is to expense such costs when incurred. During the six months ended June 30, 2022, the Company incurred $172,501 (2021: $266,052) in advertising, promotion and marketing costs, primarily for social media promotion programs and amortization of deferred expense.

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
June 30, 2022 and 2021
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

During January 2021, the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of options are exercisable at a price of $0.014 per share. In addition, during January 2021, stock options on 1.5 million common shares, vesting quarterly over 3 years, were issued to a prospective employee, at the exercise price of $0.015 per share. During March 2022, the Company awarded stock options to two third party music consultants totaling 40 million common shares vesting quarterly over 2 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of all of the above options is $277,450, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $53,705 for the six months ended June 30, 2022 (2021: $43,006).

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At June 30, 2022 and December 31, 2021, the Company had no accounts receivable and therefore did not have any allowance for doubtful accounts.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

The diluted loss per share for the three months ended June 30,2021 is computed as follows:

Three months ended June 30, 2021

Net income	$833,549
Interest expense	243,541
Gain on change in fair value of derivatives	(1,813,000)
Dilutive loss	$(735,910)

Weighted average basic common shares outstanding	209,845,801
Dilutive common shares from convertible debt	132,704,249
Dilutive common shares outstanding	342,550,050

Diluted loss per common share	$(0.002)

As of June 30, 2022, there were approximately 41,121,857,214 potentially dilutive common shares, as follows.

Potential dilutive shares

618,317,000	Warrants and Stock Options outstanding
1,302,851,200	Common shares issuable upon conversion of convertible debt
31,468,158,648	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
1,764,894,366	Common shares issuable upon conversion of Preferred Series C shares
5,966,500,000	Common shares issuable upon conversion of Preferred Series D shares
41,121,857,214

As of December 31, 2021, there were approximately 4,978,285,856 potentially dilutive common shares, as follows.

Potential dilutive shares

100,464,436	Warrants and Stock Options outstanding
90,152,420	Common shares issuable upon conversion of convertible debt
4,361,985,540	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
252,440,793	Common shares issuable upon conversion of Preferred Series C shares
172,106,667	Common shares issuable upon conversion of Preferred Series D shares
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
June 30, 2022 and 2021
(Unaudited)

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

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2022, the Company incurred $264,170 (June 30, 2021: $264,685) in salaries, stock options and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the three ended June 30, 2022, the Company incurred $360,000 and $30,000 (June 30, 2021: $337,500 and $30,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses.

As of June 30, 2022 accounts payable, related party includes $99,500 (December 31, 2021 $100,000) due to a company with two officers and directors in common, and $1,363,908 (December 31, 2021: $1,213,908) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand

4. CONVERTIBLE DEBENTURES

The Company had an obligation to issue a total of 105,370,929 common shares to certain convertible debenture holders relating to a 2019 convertible debentures settlement agreement. During 2020 a total of 4,411,851 common shares were issued, leaving a total of 100,959,078 issuable at December 31, 2020. During 2021 the Company issued a total of 97,222,626 common shares, leaving a total of 3,736,452 issuable at December 31, 2021 and June 30, 2022.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at June 30, 2022:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P. Carey Inc.	May 20, 2020	$50,784	$30,501	$81,285
Quick Capital LLC	May 4, 2022	55,000	488	55,488
Trillium Partners LP	June 28, 2022	21,000	-	21,000
Ellis International LP	October 13, 2020	100,000	17,149	117,149
Anvil Financial Management LLC	January 1, 2021	9,200	1,101	10,301
Total		235,984	$49,239	$285,223
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(48,060)
Net carrying value: June 30, 2022		$96,794

The following is a summary of Convertible Promissory Notes at December 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	March 3, 2021	$150,000	$12,452	$162,452
J.P. Carey Inc.	May 20, 2020	60,000	23,396	83,396
J.P. Carey Inc.	June 11, 2020	10,000	-	10,000
Ellis International LP	October 13, 2020	100,000	12,190	112,190
Anvil Financial Management LLC	January 1, 2021	9,200	736	9,936
Total		$329,200	$48,774	$377,974
Less: J.P. Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(25,993)
Net carrying value: December 31, 2021		$131,948

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

The Company defaulted on two of the J.P. Carey Inc. convertible notes by being late with the December 31, 2019 Form 10-K filing on the extended date. One dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

The derivative fair value of the above embedded conversion options at June 30, 2022 and at December 31, 2021 is $156,000 and $123,300, respectively.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

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

During the three months ended March 31, 2021 JP Carey claimed a total of six additional conversions to common stock totaling $120,580, represented by $116,080 in accrued interest and $4,500 in conversion fees, and received a total of 22,515,059 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believed that a cumulative amount of $80,129 has been received by JP Carey in excess of the remaining balance due. However, on June 28, 2022 the Company reached a Settlement Agreement with JP Carey, whereby the excess conversion amount was reduced to $19,216 provided that the Company recognize that $25,000 of the original JPCarey note had been assigned to Trillium Partners LP. and that a default penalty, net of an interest adjustment, of $60,913 should apply. The excess conversion of $19,216 was applied to fully settle the JPCarey Note of June 11, 2020 of $10,000 and to reduce the principal balance outstanding on the JPCarey Note of May 20,2020 by $ 9,216 to $ 50,784. The Company recorded a loss of settlement of $85,913. The March 30, 2017 JPCarey note however has now been fully settled.

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 amortized into interest expense through the maturity date of May 20, 2021

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. In accordance with the Settlement Agreement with JPCarey dated June 28, 2022 referred to above, the outstanding principal balance was reduced by $ 9,218 to $ 50,784 at June 30, 2022. The Company accrued $30,501 of interest at the default rate of 24% for the period from May 29, 2020 to June 30, 2022.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $63,000, resulting in derivative expense of $53,000 and a discount against the note of $10,000 amortized into interest expense through the maturity date of June 11, 2021. In accordance with the Settlement Agreement with JPCarey dated June 28, 2022 referred to above, the Note has been fully settled.

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

At June 30, 2022 and at December 31, 2021 the outstanding balance on the note was $100,000 principal and $17,149 and $12,190 accrued interest, respectively.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

As additional compensation, Anvil was issued a 5 year warrant to purchase 92,000 of the Company’s common stock at a price of $0.25 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $2,015, but the relative fair value was recorded as a discount as discussed below.

At June 30, 2022 and December 31, 2021 the outstanding balance on the note was $9,200 principal, and accrued interest was $1,101 and $ 736, respectively.

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
June 30, 2022 and 2021
(Unaudited)

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Trillium Partners LP Convertible Note dated June 28, 2022

As part of the Settlement Agreement with JPCarey referred to above regarding the JP Carey Convertible Note dated March 30, 2017, the Company agreed to acknowledge that $25,000 of this JPCarey Note had been assigned to Trillium Partners LP on the same terms and conditions as existed on the original. March 30, 2017 JPCarey note. On June 30, 2022 Trillium converted $4,000 of principal and $804 of accrued interest, together with conversion fees of $ 1,655, and received 43,069,867 common shares. The remaining principal balance at June 30, 2022 is $21,000.

Quick Capital, LLC note dated May 2, 2022

On May 2, 2022, the Company issued a 12% convertible note in the principal amount of $55,000 to Quick Capital, LLC with a maturity date of December 4, 2022 and received cash of $43,500 (net of Original Issue Discount of $5,000, a finder’s fee of $2,500 to Revere Securities LLC and $4,000 expense deducted for the noteholder’s legal fees). The Company recorded $7,500 of the fees as discounts and expensed $4,000. The Note is convertible into common stock, subject to Rule 144, at any time after 180 days from the issue date. The Conversion Price shall be equal to the Fixed Price of $0.00025 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the Conversion Price becomes 50% of the average of the lowest two trading prices for the preceding 25 trading days prior to conversion. In addition, in the event of default where the amount of principal and interest is not paid when due shall bear default interest at the rate of 24% per annum until paid. The note, together with accrued interest, may be prepaid within 180 days after its Issue Date at a premium of 120%. At the election of the Noteholder any and all amounts due under the Note may also be settled through the issuance of the Company’s Preferred D stock of equivalent value.

At June 30, 2022 the outstanding balance on the note was $55,000 principal and accrued interest $488.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at June 30, 2022, using Monte Carlo simulations and the following range of assumptions:

Volatility	166% – 338%
Risk Free Rate	1.44% – 2.51%
Expected Term	0.25 – 0.58

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in 2021. The discounts are being amortized over the respective Note terms.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Derivative liabilities

At June 30, 2022 and December 31, 2021 derivative liabilities are summarized as follows:.

Balance, December 31, 2021	$123,300
Extinguishment of derivative liability on exchange of convertible note for Series D preferred stock	(74,000)
Initial derivative liability charged to operations	59,000
Initial derivative liability recorded as debt discount	55,000
Change in fair value of remaining derivatives	(7,300)
Balance, June 30, 2022	$156,000

Goodwill Impairment Test

We perform a fair value-based impairment test of the carrying value of goodwill on an annual basis and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

For our annual impairment test, we perform qualitative assessments of our business operations to verify that such operations have fair values that meet or exceed the carrying value of goodwill. We weigh the relative impact of factors that are specific to our business as well as industry and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of our business segments are less than their respective carrying values. Therefore, performing a quantitative impairment test was unnecessary and no impairment was determined.

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at June 30, 2022 and December 31, 2021.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of June 30, 2022:

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

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

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense of $97,000 at June 30, 2022 and at December 31, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at either June 30, 2022 or December 31, 2021 has been established for these claims.

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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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

Series C

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value $0.0001 per share (“Common Stock”) the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In the event that a default event occurs where the Company fails to issue shares upon conversion, the stated price will be $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to six months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted). A mandatory redemption trigger has not occurred as of June 30, 2022.

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
June 30, 2022 and 2021
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

During the three months ended March 31, 2022 59,125 shares of Series C convertible preferred stock were issued to an investor under a preferred stock purchase agreement, at a price of approximately $0.91 per share. Cash of $53,750, a discount of $5,375 and a premium expense of $24,150 were recorded during this period with respect to this issuance. A holder of the Series C converted a total of 208,250 Series C shares to 207,382,158 common shares for a redemption value of $301,640 including accrued dividends, plus premium, recorded into equity

During the three months ended June 30, 2022 a holder of the Series C converted a total of 86,625 Series C shares to 570,782,540 common shares for a redemption value of $125,472 including accrued dividends, plus premium, recorded into equity

At June 30, 2022 the remaining liability totals $343,560 represented by a remaining balance of $229,625 in redeemable Series C stock, together with the related premium of $92,945 and accrued dividends of $20,990.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

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

During the three months ended March 31, 2022 the Company received a total of $246,200 from the sale of 24,620 Series D Convertible Preferred Stock. In addition, during that period the Company issued 15,000 Series D Convertible Preferred Stock to a holder of a convertible note with principal outstanding of $150,000 in exchange for the cancellation of that note and accrued note interest. The Company recognized a gain on this exchange equal to $81,707, which consists of the settlement of accrued interest of $14,384 and settlement of the derivative liability of $74,000, offset by interest expense of $6,667 incurred in 2022 up to the exchange date of February 16, 2022. Further, during that period 41,626 Series D Preferred shares were subsequently converted to 517,006,635 common shares at an average conversion rate of $0.000805 per common share, resulting in a remaining balance at June 30, 2022 of 49,626 Series D Preferred.

During the three months ended June 30, 2022 the Company received a total of $386,000 from the sale of 38,600 Series D Convertible Preferred Stock. In addition, during that period 28,571 Series D Preferred shares were subsequently converted to 1,446,569,789 common shares at an average contractual conversion rate of approximately $0.0002 per common share, resulting in a remaining balance at June 30, 2022 of 59,655 Series D Preferred.

COMMON STOCK:

Effective July 1, 2021 the Company increased its authorized common shares from 1 billion (1,000,000,000) to 2 billion (2,000,000,000) of $0.0001 par value each. On March 18, 2022 the Company further increased its authorized common shares from 2 billion (2,000,000,000) to 3 billion (3,000,000,000) of $0.0001 par value each. On April 7, 2022 the Company increased its authorized common shares, this time from 3 billion (3,000,000,000) to 5 billion (5,000,000,000) of $0.0001 par value each. On July 19, 2022 the Company again increased its authorized common shares, this time from 5 billion (5,000,000,000) to 7.5 billion (7,500,000,000) of $0.0001 par value each. The latter increase has been reflected retroactively in the accompanying consolidated balance sheet.

On August 1, 2022 three holders of our convertible preferred and common stock, representing a majority of our issued and outstanding common stock, approved to effect a 1 for 500 reverse split of the Company’s common stock. Subject to FINRA approval, the Company anticipates that this action will be effected on or before close of business on September 5, 2022.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

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

 During the three months ended June 30, 2022, the Company:

Issued 570,782,540 common shares on conversion of 86,625 Series C preferred stock plus accrued dividends valued at $125,472.

Issued 1,446,569,789 shares of common stock on conversion of 28,571 Series D preferred stock with a stated value of $285,710.

Issued 43,069,867 shares of common stock on the conversion of $4,000 of a convertible note, $804 of accrued interest and $1,655 of conversion fees at a conversion value of $6,462.

9. SHARE PURCHASE WARRANTS

Activity in the six months ended June 30, 2022 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2021	66,817,000	0.0067	3.74
Granted	2,500,000	0.01	4.78
Granted	2,500,000	0.001	4.96
Cancelled warrants	(30,000,000)	(0.005)	-
Rachet adjustment	270,000,000	0.0005	3.67
Warrants exercised	(100,000,000)	(0.0005)	-
Balance outstanding, June 30, 2022	211,817,000	0.00236	3.66

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31, 2020	-	-	-
Granted	3,500	10.00	4.43
Balance outstanding, December 31, 2021	3,500	10.00	4.43
Balance outstanding, June 30, 2022	3,500	10,00	3.93

The Preferred Series D warrants, when exercised at the price of $10.00 per share, as amended, are then convertible to common shares at 50% of the Company’s lowest closing stock price over 10 trading days prior to conversion. At a conversion of $0.0001 per share, at June 30,2022 the Preferred Series D warrants would convert to 350,000,000 common

On January 1, 2021 the Company issued warrants to Anvil Financial Management LLC to purchase up to 92,000 shares of the Company’s common stock (the “Warrants”) in part consideration for providing financing advice. The warrants are exercisable at any time on or after the date of issuance at the price of $0.25 per share and entitles Anvil to purchase the Company’s common stock for a period of up to 5 years from January 1, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants Issued Related to Notes”.

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

On March 3, 2021 the Company issued warrants to JP Carey Enterprises, Inc. to purchase up to 30,000,000 shares of the Company’s common stock (the “Warrants”) in connection with providing the Company with financing through a Convertible Promissory Note with the principal value of $150,000. The warrants are exercisable at any time on or after the date of issuance at the price of $0.005 per share and entitles JPCarey to purchase the Company’s common stock for a period of up to 5 years from March 3, 2021. On the initial measurement date, applying the applicable Black Scholes valuation, the relative fair value of the warrants was recorded as a debt discount and an increase to paid-in capital. See Note 5 “Warrants issued related to Notes”. On February 16, 2022 the Company entered into an Exchange Agreement with JP Carey whereby this Note and all accrued interest, security interest and warrants were fully cancelled and exchanged for 15,000 Series D preferred shares (see subsequent events footnote).

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
June 30, 2022 and 2021
(Unaudited)

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

On April 1, 2022, April 21, 2022, May 21, 2022 and May 27, 2022 the Company issued warrants to Robert Nathan/Primary Capital, LLC to purchase up to 250,000, 250,000, 250,000 and 750,000 respectively, of the Company’s common stock (the “Warrants”) in part consideration as finder’s fees in connection with the purchase of Series D Preferred stock, at an exercise price of $0.01 per share. On June 22, 2022 the Company issued warrants to Robert Nathan/Revere Securities, LLC to purchase up to  2,500,000, of the Company’s common stock (the “Warrants”) in part consideration as finder’s fees in connection with the purchase of Series D Preferred stock, at an exercise price of $0.001 per share. However, there is no accounting entry to record the Black Scholes valuations since the cost of these warrants was treated as an offering cost against the proceeds of the Series D Preferred stock offering

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)
Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	1.15
Balance outstanding, December 31, 2021	16,500,000	$0.0141	1.15
Granted	40,000,000	0.0150	1.67
Balance outstanding, June 30, 2022	56,500,000	0.0142	1.52

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January, 2021 stock options on a further 1.5 million common shares were granted, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $ 44,038 for the six months ended June 30, 2022 and $87,042 for the year ended December 31, 2021.

On March 3, 2022 the Company granted stock options to 2 music consultants of 20 million common shares each vesting quarterly over 2 years, exercisable at a price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $58,000 which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $9,667 for the six months ended June 30, 2022 (2021: $0).

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
June 30, 2022 and 2021
(Unaudited)

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

As of June 30, 2022 and December 31, 2021 there were derivatives measured at fair value on a recurring basis (see note 5) presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value:

June 30, 2022

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$156,000	$156,000

December 31, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$123,300	$123,300

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

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

Amortizable intangible assets acquired totaling $172,152, consisting of customer relationships $14,001 and technology platform $161,151, are being amortized to operating expense on a straight-line basis over a three year life from date of acquisition. Amortization expense for the six months ended June 30, 2022 totaled $29,192. The tradename has an indefinite life and therefore is not amortized but subject to impairment testing periodically, but at least annually. Goodwill is subject to periodic impairment testing at least annually and is expected to be amortized over 15 years for tax purposes.

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2022 the Company issued a total of 905,500,000 common shares on conversion of 9,055 Series D Preferred Stock, an at average conversion of $0.0001 per share.

Subsequent to June 30, 2022 the Company issued a total of 423,800,000 common shares on conversion of $28,525 Series C Preferred Stock and accrued dividends of $ 1,141 an at average conversion of $0.00007 per share.

Subsequent to June 30, 2022 the Company received $247,000 from the sale of 24,700 Series D Convertible Preferred Stock at $10.00 per share. In connection with these sales, the Company paid Revere Securities LLC a finders fee of $1,750 and issued 5 year Warrants on 1,750,000 common shares at an exercise price of $0.001 per share.

Subsequent to June 30, 2022 the Company issued 171,370,800 common shares on conversion of a convertible note principal of $12,000, accrued interest of $2,487. and conversion fees of $2,650 (total $ 17,137), at a conversion rate of $0.0001 per share.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES:
Subscription and merchandising sales	$1,365	$1,609	$2,581	$2,914
Music royalties and services	46,173	-	110,213	-
	47,538	1,609	112,794	2,914
OPERATING EXPENSES
Commissions	2,618	199	6,160	358
General and administrative	338,348	269,924	722,869	646,609
Software development, hoisting and support – related party	180.,000	232,500	360,000	337,500
Other software support fees	16,028	-	29,842	-
Revenue shares	46,781	343	95,823	1,204
Investor relations	3,453	28,134	7,040	46,850
Advertising, promotion and marketing	37,647	210,419	172,501	266,052
Amortization of intangible assets	14,596	-	29,192	-
	639,471	737,519	1,423,427	1,298,573

LOSS FOR OPERATIONS	(591,933)	(735,910)	(1,310,633)	(1,295,659)

OTHER INCOME(EXPENSE)
Accretion and interest expense	(34,415)	(243,541)	(104,619)	(509,913)
Gain on extinguishment of convertible note	-	-	81,706	-
Loss in initial derivative expense	(59,000)	-	(59,000)	(1,796,835)
Loss on settlement of convertible debt	(85,913)	-	(85,913)	-
Gain on change to fair value of derivatives	8,300	1,813,000	7,300	1,951,000
	(171,028)	1,569,459	(160,526)	(355,748)

NET INCOME (LOSS)	$(762,961)	$833,549	$(1,471,159)	$(1,651,407)

For the three months ended June 30, 2022 compared to June 30, 2021

Revenues:

The Company had revenues of $47,538 and $1,609 for the three months ended June 30, 2022 and 2021 respectively. Revenues in 2022 included $46,173 in music royalties and services and $725 in subscriptions relating to the Artist Republik music business acquired January 5, 2022 (2021 $0). The remainder of 2022 revenue related to Fan Pass subscriptions and merchandising sales of $615 for the three months ended June 30, 2022 (2021:$ 1,609).

Operating Expenses

The Company had operating expenses of $639,471 and $737,519 for the three months ended June 30, 2021 and 2020 respectively. The decrease in operating expenses was due primarily to lower advertising, promotion and marketing expenses in 2022, partially offset with higher general and administrative expenses.

Other Income and Expense

The Company had other expense of $171,028 for the three months ended June 30, 2022, compared with other income of $1,569,459 for the three months ended June 30, 2021, The decrease in other income was due primarily to a gain on change in fair value of derivatives in 2021 of $1,813,000, compared primarily to a loss on initial derivative expense of $59,000 and loss on settlement of convertible debt of $85,913 in 2022.

Net Income (Loss)

The Company had net loss of $762,961 for the three months ended June 30, 2022, compared to a net income of $833,549 for the three months ended June 30, 2021. The net income in 2021 was due primarily to a gain on change in fair value of derivatives in 2021 of $ 1,813,000, offset by higher operating expenses.

For the six months ended June 30, 2021 compared to June 30, 2021

Revenues

The Company had revenues of $112,794 and $2,914 for the six months ended June 30, 2022 and 2021 respectively. The increase was due to the Artist Republik music business acquired January 5, 2022. Revenue in 2021 related entirely to subscriber and merchandising revenue from the Company’s Fan Pass app.

Operating Expenses

The Company had operating expenses of $1,423,427 and $1,298,573 for the six months ended June 30, 2022 and 2021 respectively. The increase in operating expenses of $124,854 was due primarily to an increase of $94,966 in revenue shares expense on Artist Republik revenue, new amortization expense of intangible assets $29,192, and an increase of $76,260 in general and administrative expenses arising primarily from higher legal and audit fees attributable to the acquisition of the Artist Republik business, partially offset by lower advertising, promotion and marketing expense.

Other Income and Expense

The Company had other expense of $160,526 and $355,748 for the six months ended June 30, 2022 and 2021 respectively. The reduction in 2022 related primarily to a decrease in accretion and interest expense $ 405,294, offset by a loss on settlement of convertible debt $ 85,913.

Net Loss

The Company had net losses of $1,471,159 and $1,651,407 for the six months ended June 30, 2022 and 2021 respectively. The decrease in net loss was due primarily to increased operating expenses, partially offset by a reduction in other expense and an increase in revenues.

Liquidity and Capital Resources

Working Capital

	June 31, 2022	December 31, 2021
	(unaudited)
Current Assets	$24,264	$253,523
Current Liabilities	$5,373,235	$5,007,005
Working Capital (Deficiency)	$(5,348,971)	$(4,753,482)

Current assets at June 30, 2022 decreased compared to December 31, 2021 due to lower cash.

Current liabilities at June 30, 2022 increased compared to December 31, 2021 primarily due to a contingent purchase consideration of $410,000 relating to the acquisition of the Artist Republik business in 2022 and an increases in accounts payable and accrued expenses of $285,877, partially offset by a reduction of $ 329,607 in 2022 in the Company’s mandatorily redeemable Series C convertible preferred stock liability.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2022	June 30, 2021
Net Cash Used in Operating Activities	$(1,052,209)	$(1,168,303)
Net Cash Provided by Investing Activities	9,500	-
Net Cash Provided by Financing Activities	813,450	1,487,226
Net Increase (Decrease) in Cash	$(229,259)	$319,423

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Net Cash Used in Operating Activities

Our cash used in operating activities was $1,052,209 for the six month period ended June 30, 2022 compared to $1,168,303 for the six month period ended June 30, 2021. Net loss was $1,471,159 and $1,651,407 for the six month periods ending June 30, 2022 and 2021 respectively. In 2022, adjustments to reconcile the net loss to net cash used primarily included stock option expense $53,705, amortization of debt discount $26,254, amortization of intangible assets of $29,192, initial derivative expense of $59,000. In 2021, adjustments to reconcile the net loss to net cash used included primarily an adjustment for initial derivative expense $1,796,835 and change in fair value of derivatives of $(1,951,000). In 2022, changes in operating assets and liabilities included an decrease in amount due to related party of $500 and an increase to accounts payable and accrued expenses of $293,033. In 2021 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $208,298 offset by a reduction in amount due to related party $108,999.

Net Cash Provided by Investing Activities

For the six months ending June 30, 2022 we received cash of $9,500 from the business combination of Artist Republik.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $813,450 for the six month period ended June 30, 2022 included the issuance of Series D preferred stock under Regulation A of 782,200 less finder’s fees of $22,500, and net proceeds from the issuance of Series C preferred stock of $ 53,750. Our cash provided by financing activities of $1,487,726 for the six month period ended June 30, 2021 included the issuance of Series C preferred stock sold for cash of $361,475, proceeds from the issuance of Series D preferred stock under Regulation A of $850,000, less offering costs of $31,309, and net proceeds from the issuance of convertible notes of $358,500.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022, the Company has a working capital deficiency of $5,348,971, has an accumulated deficit of $41,269,584 and has a stockholder’s deficit of $4,340,513 and its operations continue to be funded primarily from sales of its stock. During the six months ended June 30, 2022 the Company had a net loss and net cash used in operations of $1,471,159 and $1,052,209. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through short term loans and the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue raising financing through equity sales of Series C and Series D Preferred stock, while intending to reduce and/or eliminate its convertible debt. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense at June 30, 2022 and at December 31, 2021 has been established.

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

During the three months ended June 30, 2022:

Issued 570,782,540 common shares on conversion of 86,625 Series C preferred stock plus accrued dividend, valued $125,472.

Issued 1,446,569,789 shares of common stock on conversion of 41,626 Series D preferred stock at a conversion value of $416,260.

Issued 43,069,667 shares of common stock on conversion of $4,000 principal on a convertible note, accrued interest $806 and conversion costs $1,655, for a total conversion value of $6,462.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the December 31, 2019 Form 10-K filing on the extended date. Under the default provision of the Series C preferred stock the dividend rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company also defaulted on four convertible notes, one dated March 30, 2017 (which has now been fully settled), one dated April 8, 2020 in the amount of $35,000, one dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1	Temporary Hardship Exemption
(101)	Interactive Data File
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDABLE, INC.

Date: August 22, 2022	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)