Form 10-Q/A
period 2022-06-30
Friendable, Inc.
filed 2022-08-25
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No, 1

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

i

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/Q to Friendable, Inc.’s Quarterly Report on Form 10-Q for the priod ended June 30, 2022, filed with the Securities and Exchange Commission on August 22, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Subscription and merchandising sales	$1,365	$1,609	$2,581	$2,914
Music royalties and services	46,173	-	110,213	-
	47,538	1,609	112,794	2,914

OPERATING EXPENSES:
Commissions	2,618	199	6,160	358
General and administrative	338,348	265,924	722,869	646,609
Software development, hosting and support- related party	180,000	232,500	360,000	337,500
Other software and support fees	16,028	-	29,842	-
Revenue shares	46,781	343	95,823	1,204
Investor relations	3,453	28,134	7,040	46,850
Advertising,promotion and marketing	37,647	210,419	172,501	266,052
Amortization of intangible assets	14,596	-	29,192	-
Total operating expenses	639,471	737,519	1,423,427	1,298,573

LOSS FROM OPERATIONS	(591,933)	(735,910)	(1,310,633)	(1,295,659)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(34,416)	(243,541)	(104,619)	(509,913)
Gain on extinguishment of convertible note	-	-	81,706	-
Loss on initial derivative expense	(59,000)	-	(59,000)	(1,796,835)
Loss on settlement of convertible debt	(85,913)	-	(85,913)	-
Gain on change in fair value of derivative	8,300	1,813,000	7,300	1,951,000
	(171,029)	1,569,459	(160,526)	(355,748)

NET INCOME (LOSS)	$(762,962)	$833,549	$(1,471,159)	$(1,651,407)

DEEMED DIVIDEND	-	-	(323,999)	-

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(762,962)	$833,549	$(1,795,158)	$(1,651,407)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic	$(0.0004)	$0.004	$(0.0012)	$(0.01)
Diluted	$(0.0004)	$(0.002)	$(0.0012)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,124,525,723	209,845,801	1,479,033,703	195,050,024
Diluted	2,124,525,723	342,550,050	1,479,033,703	195,050,024

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

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of Convertible notes	-	-	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Issuance of common stock previously issuable	-	-	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)		-	-	-

Common shares issued in payment of loan commitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574			11,924

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-		-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)

Balance, March 31, 2021	19,786	$2	284,000	$28	-	-	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

Sale of Series D preferred	-	-	-	-	85,000	850,000	-	-	-	-	-	-	-	850,000

Issuance of common stock previously issuable	-	-	-	-	-	-	42,522,600	$4,252	(42,522,600)	(4,252)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	11,496,360	1,150	-	-	136,403	-	-	137,553

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(50)	-	-	-	-	-	2,555,738	255	-	-	(255)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(44,970)	(449,700)	31,029,932	3,103	-	-	446,597	-	-	-

Series D offering costs	-		-		-		-		-		(31,309)	-	-	(31,309)

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	833,549	833,549

Balance, June 30,2021	19,736	$2	284,000	$28	40,030	$400,300	220,570,060	$22,057	20,258,169	2,025	32,391,889	$-	$(38,220,653)	$(5,404,352)

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022, the Company has a working capital deficiency of $5,348,971, an accumulated deficit of $41,269,584 and has a stockholder’s deficit of $4,340,513 and its operations continue to be funded primarily from sales of its stock. During the three and six months ended June 30, 2022 the Company had a net loss of $762,962 and $ 1,471,159, respectively, and net cash used in operations of $1,052,209. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at June 30, 2022:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P. Carey Inc.	May 20, 2020	$50,784	$30,501	$81,285
Quick Capital LLC	May 4, 2022	55,000	488	55,488
Trillium Partners LP	June 28, 2022	21,000	-	21,000
Ellis International LP	October 13, 2020	100,000	17,149	117,149
Anvil Financial Management LLC	January 1, 2021	9,200	1,101	10,301
Total		235,984	$49,239	$285,223
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(48,060)
Net carrying value: June 30, 2022		$96,794

The following is a summary of Convertible Promissory Notes at December 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P.Carey Inc.	March 3, 2021	$150,000	$12,452	$162,452
J.P.Carey Inc.	May 20, 2020	60,000	23,396	83,396
J.P.Carey Inc.	June 11, 2020	10,000	-	10,000
Ellis International LP	October 13, 2020	100,000	12,190	112,190
Anvil Financial Management LLC	January 1, 2021	9,200	736	9,936
Total		329,200	$48,774	$377,974
Less: J.P.Carey Inc excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(25,993)
Net carrying value: December 31, 2021		$131,948

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited)

Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31, 2020	-	-	-
Granted	3,500	10.00	4.43
Balance outstanding, December 31, 2021	3,500	10.00	4.43
Balance outstanding, June 30, 2022	3,500	10.00	3.93

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

FRIENDABLE, INC.

Date: August 25, 2022	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: August 25, 2022	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)