Form 10-Q
period 2022-09-30
Friendable, Inc.
filed 2022-11-18
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,549,605,4721 shares of common stock outstanding as of November 15, 2022, of which 6,324,451 are issuable as of the date of this report.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRIENDABLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

FRIENDABLE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,745	$253,523
Total Current Assets	5,745	253,523

OTHER ASSETS
Technology platform and trademarks, net of amortization $43,788	163,594	-
	163,594	-

Total Assets	$169,339	$253,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,393,726	$2,929,215
Accounts payable - related party	162,500	100,000
Short term loans	61,000	61,000
Convertible debentures and convertible promissory notes, net of discounts	101,645	131,948
Mandatorily redeemable Series C convertible Preferred stock, 1,000,000 designated, 170,500 and 465,375 issued and outstanding at September 30, 2022 and December 31, 2021, including a premium of $68,796 and $189,237 respectively (liquidation value $193,023 at September 30, 2022)	261,819	673,167
Derivative liabilities	108,753	123,300
Contingent purchase consideration payable	410,000	-
Liability to be settled in common stock	988,375	988,375
Deferred revenue	5,330	-
Total Current Liabilities	5,493,148	5,007,005

Commitments and contingencies (Note 7)

TEMPORARY EQUITY
31,126 Series D convertible Preferred stock issued and outstanding subject to potential rescission
Par value	3	-
Additional paid-in capital	311,257	-
	311,260	-
1,429,999,087 common shares issued and outstanding subject to potential rescission
Par value	143,000	-
Additional paid-in capital	1,289,940	-
	1,432,940	-
Total temporary equity	1,744,200	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 authorized at par value $0.0001:
Series A convertible Preferred stock, 25,000 shares designated at par value of $0.0001 19,634 and 19,634 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Series B convertible Preferred stock, 1,000,000 shares designated at par value of $0.0001 284,000 and 284,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. (Liquidation value $284,000)	28	28
Series D convertible Preferred stock, 500,000 shares designated at par value of $0.0001, 44,174 and 51,632 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. (Liquidation value $753,000, including shares in temporary equity, at September 30, 2022)	4	5
Common stock, $0.0001 par value, 7,500,000,000 shares authorized, 4,113,281,933 and 478,340,607 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	411,328	47,835
Common stock issuable, $0.0001 par value, 6,324,451 and 6,324,451 shares at September 30, 2022 and December 31, 2021, respectively.	632	632
Additional paid-in capital	35,161,805	34,672,442
Accumulated deficit	(42,641,808)	(39,474,426)
Total Stockholders’ Deficit	(7,068,009)	(4,753,482)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$169,339	$253,523

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Subscription and merchandising sales	$2,596	$1,866	$5,177	$4,780
Music royalties and services	46,337	-	156,550	-
	48,933	1,866	161,727	4,780

OPERATING EXPENSES:
Commissions	2,581	247	8,741	605
General and administrative	325,283	315,672	1,048,151	962,281
Software development, hosting and support- related party	180,000	260,000	540,000	597,500
Other software and support fees	14,606	-	44,448	-
Revenue shares	42,465	920	138,288	2,124
Investor relations	2,587	58,118	9,627	104,968
Advertising, promotion and marketing	30,427	127,269	202,928	393,321
Amortization of intangible assets	14,596	-	43,788	-
Goodwill impairment	830,268	-	830,268	-
Total operating expenses	1,442,813	762,226	2,866,239	2,060,799

LOSS FROM OPERATIONS	(1,393,880)	(760,360)	(2,704,512)	(2,056,019)

OTHER INCOME(EXPENSE):
Accretion and interest expense	(50,592)	(426,200)	(155,211)	(936,113)
Gain on extinguishment of convertible note	-	-	81,706	-
Loss on initial derivative expense	(19,452)	-	(78,452)	(1,796,835)
Loss on settlement of convertible debt	-	-	(85,913)	-
Gain on change in fair value of derivative	91,699	867,298	98,999	2,818,298
	21,655	441,098	(138,871)	85,350

NET INCOME (LOSS)	$(1,372,225)	$(319,262)	$(2,843,383)	$(1,970,669)

DEEMED DIVIDEND	-	-	(323,999)	-

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,372,225)	$(319,262)	$(3,167,382)	$(1,970,669)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic	$(0.0003)	$(0.001)	$(0.0012)	$(0.01)
Diluted	$(0.0003)	$(0.001)	$(0.0012)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,783,828,146	309,158,542	2,592,737,325	233,457,551
Diluted	4,783,828,146	309,158,542	2,592,737,325	233,457,551

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and nine months ended September 30, 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred		Series D Preferred		Common Stock				Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	19,634	$2	284,000	$28	51,632	$5	478,340,607	$47,835	6,324,451	$632	$34,672,442	$(39,474,426)	$(4,753,482)

Initial common stock issued to acquire Artist Republik business	-	-	-	-	-	-	176,986,025	17,699	-	-	619,451	-	637,150

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	207,382,158	20,738	-	-	280,902	-	301,640

Sale of Series D preferred	-	-	-	-	24,620	2	-	-	-	-	246,198	-	246,200

Issuance of Series D preferred in settlement of convertible note	-	-	-	-	15,000	2	-	-	-	-	149,998	-	150,000

Common stock issued on conversion of Series D preferred	-	-	-	-	(41,626)	(4)	517,006,635	51,700	-	-	(51,696)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	24,436	-	24,436

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(10,000)	-	(10,000)

Deemed dividend	-	-	-	-	-	-	-	-	-	-	323,999	(323,999)	-

Stock issued on exercise of cashless warrant related to convertible loan	-	-	-	-	-	-	50,000,000	5,000	-	-	(5,000)	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(708,197)	(708,197)
Balance, March 31,2022	19,634	$2	284,000	$28	49,626	$5	1,429,715,425	$142,972	6,324,451	$632	$36,250,730	$(40,506,622)	$(4,112,253)

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	570,782,540	57,078	-	-	68,393	-	125,471

Sale of Series D preferred	-	-	-	-	38,600	4	-	-	-	-	385,996	-	386,000

Conversion of convertible note	-	-	-	-	-	-	43,069,867	4,308	-	-	2,154	-	6,462

Common stock issued on conversion of Series D preferred	-	-	-	-	(28,571)	(3)	1,446,569,789	144,657	-	-	(144,654)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	29,269	-	29,269

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(12,500)	-	(12,500)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(762,962)	(762,962)
Balance, June 30, 2022	19,634	$2	284,000	$28	59,655	$6	3,490,137,621	$349,015	6,324,451	$632	$36,579,388	$(41,269,584)	$(4,340,513)

Common stock issued on conversion of Series C preferred	-	-	-	-	-	-	818,999,999	81,900	-	-	3,580	-	85,480

Sale of Series D preferred	-	-	-	-	24,700	2	-	-	-	-	246,998	-	247,000

Conversion of convertible note	-	-	-	-	-	-	328,643,400	32,864	-	-	(3,934)	-	28,930

Common stock issued on conversion of Series D preferred	-	-	-	-	(9,055)	(1)	905,500,000	90,550	-	-	(90,549)	-	-

Amortization of value of Stock options	-	-	-	-	-	-	-	-	-	-	29,269	-	29,269

Finder’s fees paid on sales of Series D preferred	-	-	-	-	-	-	-	-	-	-	(1,750)	-	(1,750)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	$(1,372,225)	(1,372,225)

Reclassification to temporary equity for potential rescission	-	-	-	-	(31,126)	(3)	(1,429,999,087)	(143,000)	-	-	(1,601,197)	-	(1,744,200)

Balance, September 30, 2022	19,634	$2	284,000	$28	44,174	$4	4,113,281,933	$411,329	6,324,451	$632	$35,161,805	$(42,641,809)	$(7,068,009)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and nine months ended September 30, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock				Additional	Common Stock		Total
	Shares		Shares		Shares		Shares		Shares		Paid In	Subscription	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issuable	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	19,786	$2	284,000	$28	-	-	51,665,821	$5,167	103,547,079	$10,354	$31,269,833	$(4,500)	$(36,569,246)	$(5,288,362)

Conversion of convertible notes	-	-	-	-	-	-	31,532,405	3,153	-	-	164,590	-	-	167,743

Common shares issued in payment of loan commitment fee	-	-	-	-	-	-	3,500,000	350	-	-	11,574	-	-	11,924

Issuance of common stock previously issuable	-	-	-	-	-	-	40,766,310	4,077	(40,766,310)	(4,077)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	5,500,894	550	-	-	50,039	-	-	50,589

Common stock warrants issued, related to loans	-	-	-	-	-	-	-	-		-	301,411	-	-	301,411

Settlement of share subscription receivable	-	-	-	-	-	-	-	-	-	-	-	4,500	-	4,500

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	20,988	-	-	20,988

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,484,956)	(2,484,956)
Balance, March 31, 2021	19,786	$2	284,000	$28	-	-	132,965,430	$13,297	62,780,769	$6,277	$31,818,435	$-	$(39,054,202)	$(7,216,163)

Sale of Series D preferred	-	-	-	-	85,000	850,000	-	-	-	-	-	-	-	850,000

Issuance of common stock previously issuable	-	-	-	-	-	-	42,522,600	4,252	(42,522,600)	(4,252)	-	-	-	-

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	11,496,360	1,150	-	-	136,403	-	-	137,553

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(50)	-	-	-	-	-	2,555,738	255	-	-	(255)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(44,970)	(449,700)	31,029,932	3,103	-	-	446,597	-	-	-

Regulation A expense	-		-		-		-		-		(31,309)	-	-	$(31,309)

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	833,549	833,549
Balance, June 30,2021	19,736	$2	284,000	$28	40,030	$400,300	220,570,060	$22,057	20,258,169	$2,025	$32,391,889	$-	$(38,220,653)	$(5,404,352)

Conversion of convertible notes	-	-	-	-	-	-	42,352,994	$4,235	-	-	$329,216	-	-	$333,451

Sale of Series D preferred	-	-	-	-	76,000	760,000	-	-	-	-	-	-	-	760,000

Common stock issued for services	-	-	-	-	-	-	2,000,000	200	-	-	17,200	-	-	17,400

Issuance of common stock previously issuable	-	-	-	-	-	-	8,709,641	871	(8,709,641)	(871)	-	-	-	-

Common stock issued to debenture holder to be offset against holder’s convertible debt	-	-	-	-	-	-	7,290,359	729	-	-	90,400	-	-	91,129

Common shares issued on conversion of Series C preferred	-	-	-	-	-	-	17,799,687	1,780	-	-	160,874	-	-	162,654

Amortization of value of employee stock options	-	-	-	-	-	-	-	-	-	-	22,018	-	-	22,018

Common shares issued on conversion of Series A preferred	(52)	-	-	-	-	-	4,928,511	493	-	-	(493)	-	-	-

Common shares issued on conversion of Series D preferred	-	-	-	-	(75,506)	(755,060)	114,102,488	11,410	-	-	743,650	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(319,262)	(319,262)
Balance, September 30, 2021	19,684	$2	284,000	$28	40,524	$405,240	417,753,740	$41,775	11,548,528	$1,154	$33,754,754	$-	$(38,539,915)	$(4,336,962)

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,843,383)	$(1,970,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	17,400
Non-cash loan fees deducted from proceeds	-	29,000
Debt conversion fees charged to expense	-	8,600
Stock option expense	82,974	65,024
Amortization of debt discount	58,784	467,101
Amortization of intangible assets	43,788	-
Impairment of goodwill	830,268	-
Initial derivative expense	78,452	1,796,835
Gain on change in fair value of derivatives	(98,999)	(2,818,298)
Premium, dividends and accretion on Series C preferred stock	41,721	281,654
Gain on extinguishment of debt	(81,705)	-
Loss on settlement of debt	85,913	-
Change in operating assets and liabilities:
Accounts receivable	-	12,500
Prepaid expenses	-	66,543
Accounts payable - related party	62,500	(134,499)
Accounts payable and accrued expenses	501,879	335,176
Deferred income	5,330	-
NET CASH USED IN OPERATING ACTIVITIES	(1,232,478)	(1,843,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	9,500	-
	9,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	53,750	515,900
Redemption of Series C preferred stock	-	(95,150)
Payment of Series C preferred stock dividends	-	(3,625)
Proceeds from sale of convertible Series D preferred stock from Regulation A offering	879,200	1,610,000
Offering costs of convertible Series D preferred stock	(24,250)	(31,310)
Proceeds from issuance of convertible notes	66,500	358,500
Prepayment of convertible note	-	(116,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	975,200	2,237,815

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(247,778)	394,182

CASH AND CASH EQUIVALENTS - beginning of period	253,523	52,702

CASH AND CASH EQUIVALENTS - end of period	$5,745	$446,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Settlement of stock subscription receivable	$-	$4,500
Derivative value recorded as debt discounts	$80,000	$446,700
Conversion of convertible notes and accrued interest to common stock	$25,000	$401,949
Exchange of convertible note for Series D preferred stock	$150,000	$-
Conversion of Series C redeemable preferred shares to common stock	$512,591	$350,789
Conversion of Series D preferred stock to common stock	$792,520	$1,204,700
Conversion of accrued interest to common stock	$36,578	$46,970
Acquisition of Artist Republik business with common stock and and contingent consideration	$1,037,650	$-
Deemed dividend on warrant ratchet	$323,999	$-
Cash consists of :
Cash	$5,745	$446,884

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

1. NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Friendable, Inc., (the “Company”), was incorporated in the State of Nevada.

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

With a suite of artist-centric services that extend livestreaming capabilities and virtual performance options, this powerful combination of support and services offered by Fan Pass and Artist Republik includes music distribution for all artists, while fans can enjoy access to a variety of artist channels across different genres, exclusive live events, behind-the-scenes content, artist merchandising and more. The offering also provides artists more autonomy and freedom over their own music, ticketing streams, blog/social promotion, custom merchandise development, beats/samples sales and more, all without being signed to a record label or giving up their creative rights.

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

On August 1, 2022 three holders of our convertible preferred and common stock, representing a majority of our issued and outstanding common stock, approved to effect a 1 for 500 common shares reverse split of the Company’s common stock. Subject to FINRA approval, the Company anticipates that this action will be effected in the second half of November, 2022.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company has a working capital deficiency of $5,487,403, an accumulated deficit of $42,641,808 and has a stockholder’s deficit of $ 7,068,009 after reclassifying temporary equity of $ 1,744,200 applicable to potential rescission claims by the holders of Series D convertible Preferred stock. Its operations continue to be funded primarily from sales of its stock and proceeds from convertible debt. During the three and nine months ended September 30, 2022 the Company had a net loss of $1,372,225 and $2,843.383, respectively, and net cash used in operations of $1,232,478. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue to raise financing through equity sales and convertible debt, and to continue to expand its revenue from its new Artist Republik music services business, together with seeking ways to gain cash and revenue through the sale of aspects of its intangible assets such the sale and/or licensing as its intellectual property, computer systems and customer data. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all of its wholly owned subsidiaries as of September 30, 2022 and as of December 31, 2021. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company’s fiscal year end is December 31.

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

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value valuation of assets acquired and liabilities assumed in business combinations, fair value of consideration issued in business combinations, valuation of intangible assets and goodwill, valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when the following criteria have been met; valid contracts are identified with specific customers, performance obligations have been identified, price is determinable, price is allocated to performance obligations, and the Company has satisfied the performance obligations. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the three and nine months ended September 30, 2022 the Company derived its revenue primarily from music royalties, music services and annual subscriptions provided through the Artist Republik business, which revenues were recognized proportionately for annual subscriptions and when performance obligations were met for music royalties and music services, and to a lesser degree from monthly subscription fees and merchandising sales from its Fan Pass app, which revenues were recognized when received. At September 30, 2022 the Company recorded deferred income of $5,330 attributable to the unused portion of Artist Republik annual subscription fees within current liabilities on the consolidated balance sheet.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

Subsequent to the launch of the Fan Pass app in July, 2020 and pursuant to various agreements between Fan Pass, Inc. and music artists, managers, talent agencies, partners and/or record labels and certain round one investors and convertible noteholders (collectively, “Revenue Share Participants”) such individuals and/or entities are eligible to receive a share of net proceeds derived by the Company from subscription receipts from the Fan Pass app and from merchandise sales. The Company has established an “Artist Pool” equal to 40% of net Fan Pass “Fan Subscriptions” received, in which the “pool” is paid out to individual artists based on fan activity or “Content Views” within an artist’s channel on the Fan Pass app. Additionally, a standard 50% of net merchandise sales (created by Fan Pass for each artist) received or sold by each artist is shared with each artist. In some instances, the Company may adjust the sharing percentage for special situation artists or “Mega Stars” who may command a different merchandise split. Certain investors, along with Series B Preferred stockholders, are entitled to proportionately participate in an “Investor Pool” equal to approximately 4% of net subscription and net merchandising sales receipts. In addition, as compensation for bringing music artists to perform for the initial Fan Pass app launch, Eclectic Artists is eligible receive 5% of Fan Pass net revenue, and the holder of a convertible note is entitled to receive a prorated share of 20% of Fan Pass net revenue up to $70,000 and, thereafter, a prorated share of 5% of Fan Pass net revenue for 5 years. Net revenue is defined as gross receipts, minus source commissions and other cost of goods sold as defined in the agreements, including deduction for the cost of merchandise, hosting, streaming and other platform and processing fees. During the nine months ended September 30, 2022 and September 30, 2021 the Company incurred a revenue sharing expense relating to the Fan Pass business segment of $1,391 and $2,124, respectively, and had a revenue share liability of $3,688 at September 30, 2022, which is included in accounts payable and accrued expenses.

The Company’s newly acquired Artist Republik business also provides music artists, who have paid their annual subscription fee, revenue sharing opportunities ranging from 100% of all music royalties received, 90% of Featured X revenues and a blended average of 17.5% of all other types of music revenues received. During the nine months ended September 30, 2022 the Company incurred a revenue sharing expense on its Artist Republik business segment of $136,897 (on revenues of $156,550) or an average share rate of approximately 87%, which is included in “revenue shares” expense in the consolidated statement of operations. At September 30, 2022 the Company had a revenue share liability relating to the Artist Republik business of $74,376, which is included in accounts payable and accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets

Intangible assets with finite lives, which primarily consist of our technology platforms and customer relationships totaling $175,152, are amortized using the straight-line method over their estimated useful life of three years. At September 30, 2022 cumulative amortization totaled $43,788. Other intangible assets with indefinite lives, which consist primarily of trademarks $32,230, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

Goodwill

We perform a fair value-based impairment test of the carrying value of goodwill on an annual basis and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

For our annual impairment test, we perform qualitative assessments of our business operations to verify that such operations have fair values that meet or exceed the carrying value of goodwill. We weigh the relative impact of factors that are specific to our business as well as industry and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is more likely than not that the fair values of our business segments are less than their respective carrying values.

Goodwill totaling $830,268, arising from the acquisition of the Artist Republik business on January 5, 2022, was initially calculated and recorded as an intangible asset through June 30, 2022. However, in accordance with ASC 350-20-35-3B, at September 30, 2022 a quantitative assessment was made which concluded that the fair value of goodwill was zero, and therefore significantly below its carrying value, requiring an impairment reserve of $830,268, which has been reflected as an expense in the three and nine month periods ending September 30, 2022 in the Consolidated Statements of Operations.

Advertising, Promotion and Marketing Costs

The Company’s policy regarding advertising, promotion and marketing costs is to expense such costs when incurred. During the nine months ended September 30, 2022, the Company incurred $202,928 (2021: $393,321) in advertising, promotion and marketing costs, primarily for social media promotion programs and amortization of deferred expense.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

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

During January 2021, the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of options are exercisable at a price of $0.014 per share. In addition, during January 2021, stock options on 1.5 million common shares, vesting quarterly over 3 years, were issued to a prospective employee, at the exercise price of $0.015 per share. During March 2022, the Company awarded stock options to two third party music consultants totaling 40 million common shares vesting quarterly over 2 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of all of the above options is $277,450, which is being amortized to general and administrative expense over their lifetime. Of this total, the Company incurred a stock option expense of $82,974 for the nine months ended September 30, 2022 (2021: $66,057).

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors its outstanding receivables for timely payments and potential collection issues. At September 30, 2022 and December 31, 2021, the Company had no accounts receivable and therefore did not have any allowance for doubtful accounts.

Financial Instruments

Financial assets and financial liabilities are recognized in the balance sheet when the Company has become party to the contractual provisions of the instruments.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

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

As of September 30, 2022, there were approximately 73,316,375,234 potentially dilutive common shares, as follows.

Potential dilutive shares

968,317,000	Warrants and Stock Options outstanding
4,621,839,183	Common shares issuable upon conversion of convertible debt
49,946,449,248	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
2,718,633,803	Common shares issuable upon conversion of Preferred Series C shares
15,060,000,000	Common shares issuable upon conversion of Preferred Series D shares
73,316,375,234

As of December 31, 2021, there were approximately 4,978,285,856 potentially dilutive common shares, as follows.

Potential dilutive shares

100,464,436	Warrants and Stock Options outstanding
90,152,420	Common shares issuable upon conversion of convertible debt
4,361,985,540	Common shares issuable upon conversion of Preferred Series A shares
1,136,000	Common shares issuable upon conversion of Preferred Series B shares
252,440,793	Common shares issuable upon conversion of Preferred Series C shares
172,106,667	Common shares issuable upon conversion of Preferred Series D shares
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
September 30, 2022 and 2021
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

3. RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2022, the Company incurred $598,239 (September 30, 2021: $480,884) in salaries, stock options, health insurance and payroll taxes to officers, directors, and other related family employees with such costs being recorded as general and administrative expenses.

During the nine months ended September 30, 2022, the Company incurred $540,000 and $45,000 (September 30, 2021: $597,500 and $45,000) in software development, app hosting and support and office rent to a company with two officers and directors in common with such costs being recorded as software development, hosting and support and general and administrative expenses.

As of September 30, 2022 accounts payable, related party includes $162,500 (December 31, 2021 $100,000) due to a company with two officers and directors in common, and $1,438,908 (December 31, 2021: $1,213,908) payable in salaries to current directors and officers of the Company, which is included in accounts payable and accrued expenses. The amounts are unsecured, non-interest bearing and are due on demand.

4. CONVERTIBLE DEBENTURES

The Company had an obligation to issue a total of 105,370,929 common shares to certain convertible debenture holders relating to a 2019 convertible debentures settlement agreement. During 2020 a total of 4,411,851 common shares were issued, leaving a total of 100,959,078 issuable at December 31, 2020. During 2021 the Company issued a total of 97,222,626 common shares, leaving a total of 3,736,452 issuable at December 31, 2021 and September 30, 2022.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

5. CONVERTIBLE PROMISSORY NOTES

The following is a summary of Convertible Promissory Notes at September 30, 2022:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P. Carey Enterprises, Inc.	May 20, 2020	$50,784	$33,573	$84,357
Quick Capital LLC	September 13, 2022	27,778	155	27,933
Quick Capital LLC	May 4, 2022	55,000	2,152	57,152

Ellis International LP	October 13, 2020	100,000	19,669	119,669
Anvil Financial Management LLC	January 1, 2021	9,200	1,286	10,486
Total		242,762	$56,835	$299,597
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(49,987)
Net carrying value: September 30, 2022		$101,645

The following is a summary of Convertible Promissory Notes at December 31, 2021:

	Issuance	Principal	Accrued	Principal and
	Date	Outstanding	Interest	Accrued interest
J.P. Carey Enterprises, Inc.	March 3, 2021	$150,000	$12,452	$162,452
J.P. Carey Enterprises, Inc.	May 20, 2020	60,000	23,396	83,396
J.P. Carey Enterprises, Inc.	June 11, 2020	10,000	-	10,000
Ellis International LP	October 13, 2020	100,000	12,190	112,190
Anvil Financial Management LLC	January 1, 2021	9,200	736	9,936
Total		$329,200	$48,774	$377,974
Less: J.P. Carey Enterprises, Inc. excess debt conversions to be allocated against other outstanding notes		(80,129)
Less: Ellis International LP excess common stock drawdown to be offset against Ellis convertible note		(91,130)
Less: Unamortized discounts		(25,993)
Net carrying value: December 31, 2021		$131,948

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

The Company defaulted on two of the J.P. Carey Enterprises, Inc. convertible notes by being late with the December 31, 2019 Form 10-K filing on the extended date. One dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000, causing the interest rate to increase to 24%.

The derivative fair value of the above embedded conversion options at September 30, 2022 and at December 31, 2021 is $108,753 and $123,300, respectively.

Further information concerning the above Notes is as follows:

J.P.Carey Enterprises, Inc. (“J.P. Carey”) Convertible Note dated March 30, 2017 and assignments.

On April 7, 2017, the Company entered into a Settlement Agreement with Joseph Canouse (the “Agreement”). The Company and Mr. Canouse had been in a dispute regarding what amount, if any, was owed pursuant to a consulting agreement between the parties signed in April 2014. In December 2016, Mr. Canouse obtained a judgment in state court in Georgia and the right to garnish the Company’s bank accounts. Pursuant to the Settlement Agreement, the Company agreed to issue an 8% Convertible Note in the principal amount of $82,931 (the “Note”). The Note was issued to J.P. Carey Enterprises, Inc.(“J.P. Carey”) an entity controlled by Mr. Canouse. Although the Note is dated March 30, 2017, it was issued on April 7, 2017. The note maturity date was December 31, 2017. In return for the issuance of the Note, Mr. Canouse filed a Consent Motion to Withdraw Judgment, dismiss all garnishments, and cease all collection activities.

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
September 30, 2022 and 2021
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

During the three months ended March 31, 2021 JP Carey claimed a total of six additional conversions to common stock totaling $120,580, represented by $116,080 in accrued interest and $4,500 in conversion fees, and received a total of 22,515,059 common shares at an average price of $0.0545 to fully convert the remaining balance on the note. Adjusting for additional interest expense, the Company believed that a cumulative amount of $80,129 has been received by JP Carey in excess of the remaining balance due. However, on June 28, 2022 the Company reached a Settlement Agreement with JP Carey, whereby the excess conversion amount was reduced to $19,216 provided that the Company recognize that $25,000 of the original JPCarey note had been assigned to Trillium Partners LP. and that a default penalty, net of an interest adjustment, of $60,913 should apply. The excess conversion of $19,216 was applied to fully settle the JPCarey Note of June 11, 2020 of $10,000 and to reduce the principal balance outstanding on the JPCarey Note of May 20, 2020 by $9,216 to $50,784. The Company recorded a loss of settlement of $85,913. The March 30, 2017 JPCarey note however has now been fully settled

J.P. Carey Enterprises, Inc. (“JPCarey”)Securities Purchase Agreement and Convertible Note dated May 20, 2020

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

Upon certain default events the conversion price may change. Therefore, the embedded conversion option is bifurcated and treated as a derivative liability. On the date of issuance, the Company recorded a derivative liability of $233,000, resulting in derivative expense of $173,000 and a discount against the note of $60,000 amortized into interest expense through the maturity date of May 20, 2021

The Company defaulted by being late with filing the Form 10-K on May 29, 2020. In accordance with the Settlement Agreement with JP Carey dated June 28, 2022 referred to above, the outstanding principal balance was reduced by $ 9,218 to $ 50,784 at September 30, 2022. The Company accrued $33,573 of interest at the default rate of 24% for the period from May 29, 2020 to September 30, 2022.

J.P. Carey Enterprises, Inc (“JP Carey”) Convertible Note dated June 11, 2020.

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
September 30, 2022 and 2021
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

At September 30, 2022 and at December 31, 2021 the outstanding balance on the note was $100,000 principal and $19,669 and $12,190 accrued interest, respectively.

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
September 30, 2022 and 2021
(Unaudited)

As additional compensation, Anvil was issued a 5 year warrant to purchase 92,000 of the Company’s common stock at a price of $0.25 per share. In accordance with Black Scholes valuation requirements, this Purchase Warrant has a fair value of $2,015, but the relative fair value was recorded as a discount as discussed below.

At September 30, 2022 and December 31, 2021 the outstanding balance on the note was $9,200 principal, and accrued interest was $1,286 and $ 736, respectively.

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
September 30, 2022 and 2021
(Unaudited)

JP Carey Enterprises

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
September 30, 2022 and 2021
(Unaudited)

Trillium Partners LP Convertible Note dated June 28, 2022

As part of the Settlement Agreement with JPCarey referred to above regarding the JP Carey Convertible Note dated March 30, 2017, the Company agreed to acknowledge that $25,000 of this JPCarey Note had been assigned to Trillium Partners LP on the same terms and conditions as existed on the original March 30, 2017 JPCarey note. On June 30, 2022 Trillium converted $4,000 of principal and $804 of accrued interest, together with conversion fees of $1,655, and received 43,069,867 common shares. On July 12, 2022 Trillium converted $12,000 of principal and $2,487 of accrued interest, together with conversion fees of $2,650, and received 171,370,800 common shares. On August 24, 2022 Trillium converted $9,000 of remaining principal and $144 of accrued interest, together with conversion fees of $2,650, and received 157,272,600 common shares in full settlement of the note.

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

At September 30, 2022 the outstanding balance on the note was $55,000 principal and $2,152 of accrued interest.

Quick Capital, LLC note dated September 13 , 2022

On September 13 , 2022, the Company issued a 12% convertible note in the principal amount of $27,778 to Quick Capital, LLC with a maturity date of April 13, 2023 and received cash of $23,000 (net of Original Issue Discount of $2,778, and $2,000 expense deducted for the noteholder’s legal fees). The Company expensed $2,000. The Note is convertible into common stock, subject to Rule 144, at any time after 180 days from the issue date. The Conversion Price shall be equal to the Fixed Price of $0.00005 per share. The holder does not have the right to convert the note, to the extent that the holder would beneficially own in excess of 4.99% of our outstanding common stock. The note defines several events that constitute default including failure to pay principal and interest by the maturity date and failure to comply with the exchange act. In the event of default, the Conversion Price becomes 50% of the average of the lowest two trading prices for the preceding 25 trading days prior to conversion. In addition, in the event of default where the amount of principal and interest is not paid when due shall bear default interest at the rate of 24% per annum until paid. The note, together with accrued interest, may be prepaid within 180 days after its Issue Date at a premium of 120%.

At September 30, 2022 the outstanding balance on the note was $27,778 principal and accrued interest $155.

As discussed above, the Company determined that the conversion options embedded in certain convertible debt meet the definition of a derivative liability. The Company estimated the fair value of the conversion options at the date of issuance, and at September 30, 2022, using the following Black Scholes assumptions

Volatility	281%
Risk Free Rate	1 2.5%
Expected Term	0.007 - 0.036-0

Warrants Issued Related to Notes

The Company recorded a relative fair value of $301,411 for all the warrants issued with Notes or issued as finder’s fees relating to Notes issued in 2021. The discounts are being amortized over the respective Note terms.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

Derivative liabilities

At September 30, 2022 and December 31, 2021 derivative liabilities are summarized as follows:

Balance, December 31, 2021	$123,300
Extinguishment of derivative liability on exchange of convertible note for Series D preferred stock	(74,000)
Initial derivative liability charged to operations	78,452

Initial derivative liability recorded as debt discount	80,000
Change in fair value of remaining derivatives	(98,999)
Balance, September 30, 2022	$108,753

6. SHORT TERM LOANS

The Company received short term, interest free, loans of $10,000, $16,000, $15,000 and $20,000 (total $61,000) on July 9, 2020, August 13, 2020, September 2, 2020 and September 28, 2020 respectively, from Joseph Canouse, the provider of the J.P. Carey Inc. convertible promissory notes. The balance was $61,000 at September 30, 2022 and December 31, 2021.

7. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s commitments and contingencies as of September 30, 2022:

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

On September 19, 2019, the Company entered into a Settlement Agreement, as Amended, with Integrity Media settling the civil action known as Integrity Media, Inc. vs. Friendable, Inc. et al., Orange County Case No. 30-2016-00867956-CU-CO-CJC. Pursuant to the Settlement Agreement, the Company agreed to issue to Integrity 750,000 shares of its common stock to be issued in tranches every 30 days or according to the instructions of Integrity, in exchange for 275 of the Company’s preferred shares held by Integrity and the cash payment of $30,000 for costs. Robert Rositano, the Company’s CEO, has also personally guaranteed the Company’s compliance with the terms of the Settlement Agreement. The cash payment is to be made within 9 Months of the date of the Settlement Agreement. However, at the date of this filing both the $30,000 cash payment has not been made and the preferred shares have not been returned.

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

(iii) Lawsuit Contingency- Infinity Global Consulting Group Inc

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense of $97,000 at September 30, 2022 and at December 31, 2021 has been established.

(iv) Claim asserted by StockVest

On March 11, 2021 the Company received claims asserted by StockVest for (a) the issuance of 1,054,820 common shares (market value of approximately $19,000) representing anti-dilution stock as additional compensation for services provided to the Company pursuant to a certain Consulting, Public Relations and Marketing Letter Agreement dated July 6, 2017, and (b) because said additional stock had not been issued by the Company, StockVest asserted an additional claim for liquidated damages of $155,000. The Company believes that these asserted claims are without merit. Accordingly, no accrued expense at either September 30, 2022 or December 31, 2021 has been established for these claims.

(v) Regulation A Purchase Rescission Rights

In response to the Company’s post qualification amendment filed July 21, 2022 to the Company’s Convertible Series D Preferred Regulation A offering, on October 7, 2022 the Company received correspondence from the Securities and Exchange Commission (“SEC”) that the structure of its Regulation A Offering may not be in compliance with Regulation A. Pursuant to the Company’s Regulation Offering, the Company offered shares of its Series D Preferred Stock that were convertible into shares of the Company’s common stock at a variable price. The SEC previously qualified the original Regulation A Offering on March 29, 2021 and again on May 13, 2022. It is now the SEC’s contention that the original offering may be an “at-the-market” offering. If the offering was not in compliance with Regulation A, the purchasers of the Series D Preferred Stock may have certain claims against the Company for rescission. The Company has advised all such holders and has obtained verbal confirmation from them that they will not seek rescission. The Company is in the process of obtaining written waivers from these investors. As of the date of this report the Company has obtained waivers from two of the total eight investors. Certain investors still hold Series D Preferred Stock and certain investors have already converted some shares of the Series D Preferred into common stock. Accordingly, as of September 30, 2022 the Company has reclassified the Series D Preferred Stock of $311,260 representing 31,126 Series D Preferred to temporary equity and has reclassified the common stock issued upon conversion of Series D Preferred Stock of $1,432,940 representing 1,429,999,087 common shares to temporary equity relating to the six investors that have not yet provided written waivers as of the date of this report.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

The Company is undertaking to revise its Regulation A Offering to state the fixed rate at which conversions of Series D Preferred Stock can be converted to common shares, together with a full listing of the dates and amounts of Series D Preferred and common stock issued thereon for all conversions to date. Once the Regulation A Offering has been amended as described in the foregoing it will require further review and qualification by the SEC before any new Series D Preferred subscriptions and purchases can occur. This amendment will affect both current and future holders of Series D Preferred Stock

COVID-19 Disclosure

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

8. PREFERRED AND COMMON STOCK

Series A:

The Series A Preferred Stock was authorized in 2014 and is convertible into nine (9) times the number of common stock outstanding at time of conversion until the closing of a Qualified Financing (Through June 30, 2021 “Qualified Financing” was defined as the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $2,500,000. Effective July 1, 2021 this was amended so that “Qualified Financing” is now defined as the sale and issuance of the Company’s equity securities that results in gross proceeds in excess of $10,000,000.) The number of shares of common stock issued on conversion of Series A preferred stock is based on the ratio of the number of shares of Series A preferred stock converted to the total number of shares of preferred stock outstanding at the date of conversion multiplied by nine (9) times the number of common stock outstanding at the date of conversion. After the qualified financing the conversion shares issuable shall be the original issue price of the Series A preferred stock divided by $0.002. The holders of Series A Preferred stock are entitled to receive non-cumulative dividends when and if declared at a rate of 6% per year. On all matters presented to the stockholders for action the holders of Series A Preferred stock shall be entitled to cast votes equal to the number of shares the holder would be entitled to if the Series A Preferred stock were converted at the date of record.

During the year ended December 31, 2019 588 shares of Series A preferred stock were converted to common stock by two related parties who donated them to the Diocese of Monterey. In addition, 890 Series A shares were converted into 2,018,746 common shares by parties related to the two directors. The 2,018,746 common shares were issuable as of December 31, 2019 and were subsequently issued during the nine months ended June 30, 2020.

During the nine months ended June 30, 2020 two directors converted 3 shares of Series A Preferred Stock into 54,076 shares of common stock.

On June 3, 2020 the Company and Eclectic Artists LLC (“E Artists”) entered into a Partner Agreement and Stock Subscription Agreement, pursuant to which E Artists will engage musical artists and other talent to engage on the Company’s FanPass platform, providing live streaming events available through the FanPass mobile application for a term of 18 months. As compensation for bringing the artists to the FanPass platform, E Artists will receive 5% of net revenue attributable to the Fan Pass platform, initially for a period of 18 months. In addition, E Artists will receive Series A preferred stock such that when converted would be equal to 5% of the outstanding common stock. The number of Series A preferred shares was calculated at 118 shares valued at $135,617 based on the quoted trading price of the Company’s common stock of $0.0605 on the agreement date and 2,241,596 equivalent common shares. The Company recorded a prepaid expense of $135,617 and has amortized a total of $97,010 as sales and marketing expense for the period through June 30, 2021, which includes amortization of $44,793 for the nine months ended June 30, 2021 (2020 $6,682). Concurrent with the issuance of the Series A Shares to E Artists, Robert Rositano, Jr., the Company’s CEO and Dean Rositano, the Company’s president, returned an aggregate of 118 Series A Preferred shares to the Company’s treasury.

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

On October 11, 2021 50 Series A Preferred shares held by a third party were converted to 7,519,927 common shares. After this conversion the total issued and outstanding Series A Preferred shares were further reduced to 19,634 Series A Preferred issued and outstanding at both September 30, 2022 and December 31, 2021.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

Series B

On August 8, 2019 the Company filed a Designation of Series B convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series B Preferred Stock with a stated value of $1.00 per share. A holder of Series B Preferred Stock has the right to convert their Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. Initially, the conversion price for the Series B Preferred Stock is $0.25 per share, subject to standard anti-dilution adjustments. Additionally, each share of Series B Preferred Stock shall be entitled to, as a dividend, a pro rata portion of an amount equal to 10% (Ten Percent) of the Net Revenues (“Net Revenues” being “Gross Sales” minus “Cost of Goods Sold” as defined in the agreements) derived from the subscriptions and other sales, but excluding and net of Vimeo fees, processing fees and up sells, generated by Fan Pass Inc., the wholly-owned subsidiary of the Corporation. The Series B Dividend shall be calculated and paid on a monthly basis in arrears starting on the day 30 days following the first day of the month following the initial issuance of the Series B Preferred and continuing for a period of 60 (Sixty) months. The holders of Series B Preferred stock shall have no voting rights. The holders of Series B Preferred stock shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series B Preferred Stock shall be entitled to be paid the liquidation amount, as defined out of the assets of the Company available for distribution to its shareholders, after distributions to holders of the Series A Preferred Stock and before distributions to holders of Common Stock. Each Series B Preferred share is convertible into 4 shares of common stock valued at $0.25. A total of 284,000 Series B Preferred shares were issued and outstanding at September 30, 2022 and December 31, 2021.

Series C

On November 25, 2019 the Company filed a Designation of Series C convertible Preferred Stock with the state of Nevada, designating 1,000,000 shares of the Series C Preferred Stock with a stated value of $1.00 per share. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends with the Company’s common stock, par value $0.0001 per share (“Common Stock”) the Series C Preferred Stock will convert into common stock immediately upon liquidation and be pari passu with the common stock in the event of litigation), and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. The Series C Preferred Stock does not have any voting rights. Each share of Series C Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value of $1.00 (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion and increase to 22% upon an event of default as defined. In the event of any default other than the Company’s failure to issue shares upon conversion, the stated price will be $1.50. In the event that a default event occurs where the Company fails to issue shares upon conversion, the stated price will be $2.00. The holder shall have the right six months following the issuance date, to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock of the Company. The conversion price shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the market price, representing a discount rate of 29%. Market price means the average of the two lowest trading prices for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series C Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders. The Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series C Preferred Stock, exercisable on not more than three trading days prior written notice to the Holders, in full, in accordance with Section 6 of the designations at a premium of up to 35% for up to nine months. Company’s mandatory redemption: On the earlier to occur of (i) the date which is twenty-four (24) months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders (which have not been previously redeemed or converted). A mandatory redemption trigger has not occurred as of September 30, 2022.

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
September 30, 2022 and 2021
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

During the three months ended March 31, 2022 59,125 shares of Series C convertible preferred stock were issued to an investor under a preferred stock purchase agreement, at a price of approximately $0.91 per share. Cash of $53,750, a discount of $5,375 and a premium expense of $24,150 were recorded during this period with respect to this issuance. A holder of the Series C converted a total of 208,250 Series C shares to 207,382,158 common shares for a redemption value of $301,640 including accrued dividends, plus premium, recorded into equity

During the three months ended June 30, 2022 a holder of the Series C converted a total of 86,625 Series C shares to 570,782,540 common shares for a redemption value of $125,472 including accrued dividends, plus premium, recorded into equity.

During the three months ended September 30, 2022 a holder of the Series C converted a total of 59,125 Series C shares to 818,999,999 common shares for a redemption value of $85,480 including accrued dividends, plus premium, recorded into equity.

At September 30, 2022 the remaining liability totals $261,819 represented by a remaining balance of $170,500 in redeemable Series C stock, together with the related premium of $68,796 and accrued dividends of $22,523.

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
September 30, 2022 and 2021
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

During the three months ended March 31, 2022 the Company received a total of $246,200 from the sale of 24,620 Series D Convertible Preferred Stock. In addition, during that period the Company issued 15,000 Series D Convertible Preferred Stock to a holder of a convertible note with principal outstanding of $150,000 in exchange for the cancellation of that note and accrued note interest. The Company recognized a gain on this exchange equal to $81,707, which consists of the settlement of accrued interest of $14,384 and settlement of the derivative liability of $74,000, offset by interest expense reversal of $6,667. . Further, during that period 41,626 Series D Preferred shares were subsequently converted to 517,006,635 common shares at an average conversion rate of $0.000805 per common share, resulting in a remaining balance at September 30, 2022 of 49,626 Series D Preferred.

During the three months ended June 30, 2022 the Company received a total of $386,000 from the sale of 38,600 Series D Convertible Preferred Stock. In addition, during that period 28,571 Series D Preferred shares were subsequently converted to 1,446,569,789 common shares at an average contractual conversion rate of approximately $0.0002 per common share, resulting in a remaining balance at September 30, 2022 of 59,655 Series D Preferred.

During the three months ended September 30, 2022 the Company received a total of $247,000 from the sale of 24,700 Series D Convertible Preferred Stock. In addition, during that period 9,055 Series D Preferred shares were subsequently converted to 905,500,000 common shares at an average contractual conversion rate of $0.0001 per common share, resulting in a remaining balance at September 30, 2022 of 75,300 Series D Preferred.

In response to the Company’s post qualification amendment filed July 21, 2022 to the Company’s Convertible Series D Preferred Regulation A offering, on October 7, 2022 the Company received correspondence from the Securities and Exchange Commission (“SEC”) that the structure of its Regulation A Offering may not be in compliance with Regulation A. Pursuant to the Company’s Regulation Offering, the Company offered shares of its Series D Preferred Stock that were convertible into shares of the Company’s common stock at a variable price. The SEC previously qualified the original Regulation A Offering on March 29, 2021 and again on May 13, 2022. It is now the SEC’s contention that the original offering may be an “at-the-market” offering. If the offering was not in compliance with Regulation A, the purchasers of the Series D Preferred Stock may have certain claims against the Company for rescission. The Company has advised all such holders and has obtained verbal confirmation from them that they will not seek rescission. The Company is in the process of obtaining written waivers from these investors. As of the date of this report the Company has obtained waivers from two of the total eight investors. Certain investors still hold Series D Preferred Stock and certain investors have already converted some shares of the Series D Preferred into common stock. Accordingly, as of September 30, 2022 the Company has reclassified the Series D Preferred Stock of $311,260 representing 31,125 Series D Preferred to temporary equity and has reclassified the common stock issued upon conversion of Series D Preferred Stock of $1,432,940 representing 1,429,999,087 common shares to temporary equity relating to the six investors that have not yet provided written waivers as of the date of this report.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

On August 1, 2022 three holders of our convertible preferred and common stock, representing a majority of our issued and outstanding common stock, approved to effect a 1 for 500 reverse split of the Company’s common stock. Subject to FINRA approval, the Company anticipates that this action will be effected before the end of November, 2022.

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

Recorded the issuance of 20,000 common shares not previously recognized

During the three months ended March 31, 2022, the Company:

Issued 176,986,025 common shares, valued at $637,150, to certain third parties as initial consideration to acquire the underlying Artist Republik business and related technology, trademarks and customer lists from Artist Republik, Inc.

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

During the three months ended September 30, 2022, the Company:

Issued 818,999,999 common shares on conversion of 59,125 Series C preferred stock plus accrued dividends valued at $85,480.

Issued 905,500,000 shares of common stock on conversion of 9,055 Series D preferred stock with a stated value of $90,550.

Issued 328,643,400 shares of common stock on the conversion of $21,000 of a convertible note, $2,630 of accrued interest and $5,300 of conversion fees at a conversion value of $28,930.

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

9. SHARE PURCHASE WARRANTS

Activity in the nine months ended September 30, 2022 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2021	66,817,000	0.0067	3.44
Granted	2,500,000	0.01	4.48
Granted	2,500,000	0.001	4.66
Cancelled warrants	(30,000,000)	(0.005)	-
Rachet adjustment	270,000,000	0.0005	3.27
Warrants exercised	(100,000,000)	(0.0005)	-
Balance outstanding, September 30, 2022	211,817,000	0.00236	3.41

Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31, 2020	-	-	-
Granted	3,500	10.00	4.13
Balance outstanding, December 31, 2021	3,500	10.00	4.13
Balance outstanding, September 30, 2022	3,500	10,00	3.63

The Preferred Series D warrants, when exercised at the price of $10.00 per share, as amended, are then convertible to common shares at 50% of the Company’s lowest closing stock price over 10 trading days prior to conversion. At a conversion of $0.0001 per share, at September 30, 2022 the Preferred Series D warrants would convert to 350,000,000 common.

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

10. STOCK-BASED COMPENSATION

	Number of Stock	Weighted Average Exercise Price	Weighted Average Remaining Life
	Options	$	(Years)
Balance outstanding, December 31, 2020	-	-	-
Granted	16,500,000	$0.0141	0.90
Balance outstanding, December 31, 2021	16,500,000	$0.0141	0.90
Granted	40,000,000	0.0150	1.12
Balance outstanding, September 30, 2022	56,500,000	0.0142	0.97

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

During January, 2021 the Company awarded stock options to its 5 employees totaling 5 million common shares vesting quarterly over 2 years and 10 million common shares vesting quarterly over 3 years, both sets of option are exercisable at a price of $0.014 per share. In addition, during January 2021 stock options on a further 1.5 million common shares were granted, vesting quarterly over 3 years at the exercise price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $194,700 and $24,750 respectively, which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $44,038 for the nine months ended September 30, 2022 and $87,042 for the year ended December 31, 2021.

On March 3, 2022 the Company granted stock options to 2 music consultants of 20 million common shares each vesting quarterly over 2 years, exercisable at a price of $0.015 per share. Applying the Black-Scholes valuation method, the total cost of these options is $58,000 which is being amortized to general and administrative expense over their vesting periods. Of this total, the Company incurred a stock option expense of $9,667 for the nine months ended September 30, 2022 (2021: $0).

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
September 30, 2022 and 2021
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

As of September 30, 2022 and December 31, 2021 there were derivatives measured at fair value on a recurring basis (see note 5) and goodwill measured at fair value on a non-recurring basis presented on the Company’s balance sheet, as follows:

Liabilities at Fair Value:

September 30, 2022

	Level 1	Level 2	Level 3	Total
Recurring: Embedded conversion options derivative liabilities	-	-	$108,753	$108,753

Non-recurring: Goodwill	-	-	-	-

December 31, 2021

	Level 1	Level 2	Level 3	Total
Embedded conversion options derivative liabilities	-	-	$123,300	$123,300

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
September 30, 2022 and 2021
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

Amortizable intangible assets acquired totaling $172,152, consisting of customer relationships $14,001 and technology platform $161,151, are being amortized to operating expense on a straight-line basis over a three year life from date of acquisition. Amortization expense for the nine months ended September 30, 2022 totaled $43,788. The tradename has an indefinite life and therefore is not amortized but subject to impairment testing periodically, but at least annually.

Goodwill totaling $830,268, arising from the acquisition of the Artist Republik business on January 5, 2022, was initially calculated and recorded as an intangible asset through June 30, 2022. However, in accordance with ASC 350-20-35-3B, at September 30, 2022 a quantitative assessment was made which concluded that the fair value of goodwill was zero, and therefore significantly below its carrying value, requiring an impairment reserve of $830,268, which has been reflected as an expense in the three and nine month periods ending September 30, 2022 in the Consolidated Statements of Operations.

13. SUBSEQUENT EVENTS

On October 6, 2022, Friendable, Inc. (the “Company”) entered into an agreement with the Centillion Group Inc with respect to the distribution online and offline, and monetization of certain data acquired by the Company in the course of its business. The Company will be entitled to receive, as a one time, first money payment, the first $100,000 of sales generated from this data sharing arrangement, with a revenue share of 38% of such data revenues thereafter, increasing to a 40% share in year two of the agreement. The initial term of this agreement is for 3 years from October 6, 2022, automatically renewing for 2 year increments unless either party terminates upon no less than 120 days notice prior to the end of the initial or renewal terms.

The Company received advances of $12,500 on October 7, 2022, $ 4,500 on October 14, 2022, $4,000 on October 26, 2022 and $4,000 on October 31, 2022 (total $25,000) against the above mentioned $100,000.

Subsequent to September 30, 2022, on November 1, 2022 the Company issued a Convertible Note in favor of JP Carey Limited Partners LP in the principal amount of $44,800 and received net proceeds of $40,000 after deduction for OID of $4,800. The Note has a maturity date of November 1, 2023, accrues interest at the rate of 12% per annum and is convertible into the Company’s common shares at 50% of the lowest trading price in the 30 trading days prior to conversion.

Subsequent to September 30, 2022, on November 16, 2022 the Company issued a Convertible Note in favor of Quick Capital, LLC in the principal amount of $16,000 and received net proceeds of $10,000 after deduction for OID of $4,000 and deduction for noteholder’s legal fees of $2,000. The Note has a maturity date of February 16, 2023, accrues interest at the rate of 12% per annum and is convertible into the Company’s common shares at 50% of the 2 lowest trading prices in the 25 trading days prior to conversion. As additional consideration on May 16, 2023 Quick Capital LLC is entitled to receive that number of the Company’s common shares equal to $16,000 divided by the lower of (i) $0.0001 per share or (ii) the closing price of the Company’s common shares on May 15, 2023.

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

Overview

Friendable, Inc., (the “Company”), was incorporated in the State of Nevada.

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

For more information,

visit www.Friendable.com, www.FanPassLive.com, www.artistrepublik.com and www.featuredX,com

Additionally, Download the FanPass and FanPassLive apps on the Apple App Store or the Google Play Store.

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

Artist Republk business acquisition

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

For a complete and up to date presentation of the entire 360 platform, brands, products and services offered by the Company please use the following link to view the Company’s 360 Capabilities Deck & Presentation or visit the investors tab on the Company’s website, which will lead to the Friendable, Inc. Investor Relations or friendable.com/ir where the presentation can also be located. LINK “360 Capabilities Deck & 2022 Presentation”

In August, 2022 the Company received notice from the Company’s counsel that the “Business Division” of the SEC had contracted counsel, in response to a routine amendment filed by the Company on July 21, 2022 to its Regulation A offering, asserting the need to move away from any Regulation A offering that was not at a fixed price per share and/or was not an offering limiting conversion to common shares at a fixed price, and if the offering was not in compliance with Regulation A, the purchasers of the Series D Preferred Stock may have certain claims against the Company for rescission. The Company has advised all such holders and has obtained verbal confirmation from them that they will not seek rescission. The Company is in the process of obtaining written waivers from these investors. As of the date of this report the Company has obtained waivers from two of the total eight investors. Certain investors still hold Series D Preferred Stock and certain investors have already converted some shares of the Series D Preferred into common stock. Accordingly, as of September 30, 2022 the Company has reclassified the Series D Preferred Stock of $311,260 representing 31,126 Series D Preferred to temporary equity and has reclassified the common stock issued upon conversion of Series D Preferred Stock of $1,432,940 representing 1,429,999,087 common shares to temporary equity relating to the six investors that have not yet provided written waivers as of the date of this report.

The Artist Republik brand and business was the first to be damaged by the SEC’s decision. The Company’s ability to finance through it’s “Qualified Regulation A” offering was halted by the SEC’s actions/requirement, as well as investor’s ability to participate in the offering until such time the Company amends and re-files its Regulation A on a fixed per common share conversion price basis and has obtained SEC Qualification to that amendment.

Artist Republik had run a “Song of the Summer” or “SOTS” campaign for artist song submission to pay top 5 $1,000 each for best Song of the Summer. The Company’s cash flows from the Artist Republik business itself are not able to fully sustain operations and the Company relies upon investment capital for marketing promotions, growth, development, and technology deployments and, with the SEC questioning the Company’s Regulation A offering which effectively halted ongoing funding efforts, the Company, has not been able to pay out these prize monies yet. In addition, the Artist Republik website, features, and functions are currently unavailable until such time the Company can raise capital again through its amended and re-qualified Regulation A offering, the intended 1 for 500 stock split becomes effective and it can successfully engage in alternative financing structures. In the interim and temporarily, the Company’s current level of revenues from the Artist Republik business has significantly declined below management’s original forecast for third and fourth quarter 2022 as a result of certain technologies that were inactive or not working correctly as inherited from the acquisition of Artist Republik. Additionally, the Company retained the Artist Republik founder and other key personnel that represented their specific knowledge and ability to integrate front end and back-end systems, servers and API’s that are all needed for the interworking’s of the Fan Pass Live “360” offering which is to include music distribution. Unfortunately, those retained following the transition and representations made prior, during and following the acquisition were not held or performed by the outside personnel retained. The Company’s CTO continues to work diligently to unwind certain aspects of prior technologies while integrating in such a way that the Artist Republik services and offering can become live again in Q1 of 2023, as Management believes it is a significant draw for independent artists and becomes the initial “Front Door” or entry point for each artist to begin their journey with the Company and all its service offerings.

Management further performed a quantitative assessment of the carrying value of goodwill of $830,268 that arose from the January, 2022 acquisition of the Artist Republik business and determined that, as of September 30, 2022, it needed to be expensed in the Consolidated Statements of Operations.

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

Results of Operations

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES:
Subscription and merchandising sales	$2,596	$1,866	$5,177	$4,780
Music royalties and services	46,337	-	156,550	-
	48,933	1,866	161,727	4,780
OPERATING EXPENSES
Commissions	2,581	247	8,741	605
General and administrative	325,283	315,672	1,048,151	962,281
Software development, hoisting and support – related party	180,000	260,000	540,000	597,500
Other software support fees	14,606	-	44,448	-
Revenue shares	42,465	920	138,288	2,124
Investor relations	2,587	58,118	9,627	104,968
Advertising, promotion and marketing	30,427	127,269	202,928	393,321
Impairment of goodwill	830,268	-	830,268	-
Amortization of intangible assets	14,596	-	43,788
	1,442,813	762,226	2,866,239	2,060,799

LOSS FOR OPERATIONS	(1,393,880)	(760,360)	(2,704,512)	(2,056,019)

OTHER INCOME(EXPENSE)
Accretion and interest expense	(50,552)	(426,200)	(155,211)	(936,113)
Gain on extinguishment of convertible note	-	-	81,706	-
Loss in initial derivative expense	(19,452)	-	(78,452)	(1,796,835)
Loss on settlement of convertible debt	-	-	(85,913)	-
Gain on change to fair value of derivatives	91,699	867,298	98,999	2,818,298
	21,655	441,098	(138,871)	85,350

NET INCOME (LOSS)	$(1,372,225)	$(319,262)	$(2,843,393)	$(1,970,669)

For the three months ended September 30, 2022 compared to September 30, 2021

Revenues:

The Company had revenues of $48,933 and $1,866 for the three months ended September 30, 2022 and 2021 respectively. Revenues in 2022 included $46,337 in music royalties and services and $1,496 in subscriptions relating to the Artist Republik music business acquired January 5, 2022 (2021 $0). The remainder of 2022 revenue related to Fan Pass subscriptions and merchandising sales of $1,099 for the three months ended September 30, 2022 (2021:$1,866).

Operating Expenses

The Company had operating expenses of $1,442,813 and $762,226 for the three months ended September 30, 2022 and 2021 respectively. The increase in operating expenses in 2022 was due primarily to the expensing of goodwill due to impairment of $830,268 and increased artist revenue shares, partially offset by lower investor relations expense and related party software development, hosting and support.

Other Income and Expense

The Company had other income of $21,655 for the three months ended September 30, 2022, compared with other income of $441,098 for the three months ended September 30, 2021. The decrease in other income was due primarily to a gain on change in fair value of derivatives in 2021 of $867,298 offset by higher accretion and interest expense of $ 426,200 in 2021.

Net Loss

The Company had net loss of $1,372,225 for the three months ended September 30, 2022, compared to a net loss of $319,262 for the three months ended September 30, 2021. The higher net loss in 2022 was due primarily to the expensing of goodwill due to impairment $830,268. In addition, 2021 had a gain on change in fair value of derivatives of $867,298, offset by higher accretion and interest expense, compared with 2022.

For the nine months ended September 30, 2022 compared to September 30, 2021

Revenues

The Company had revenues of $161,727 and $4,780 for the nine months ended September 30, 2022 and 2021 respectively. The increase was due to the Artist Republik music business acquired January 5, 2022. Revenue in 2021 related entirely to subscriber and merchandising revenue from the Company’s Fan Pass app.

Operating Expenses

The Company had operating expenses of $2,866,239 and $2,060,799 for the nine months ended September 30, 2022 and 2021 respectively. The increase in operating expenses was due primarily to the expensing of goodwill due to impairment of $830,268 in 2022, increase of $136,164 in revenue shares expense on Artist Republik revenue, new amortization expense of intangible assets $43,788, and an increase of $85,870 in general and administrative expenses arising primarily from higher legal and audit fees attributable to the acquisition of the Artist Republik business, partially offset by lower investor relations and advertising, promotion and marketing expense.

Other Income and Expense

The Company had other expense of $138,871 and other income of $85,350 for the nine months ended September 30, 2022 and 2021, respectively. The reduction in 2022 related primarily to a gain on change in fair value of derivatives of $2,818,298 offset by a loss on initial derivative expense of $1,796,835 and increased accretion and interest expense of $936,113 in 2021.

Net Loss

The Company had net losses of $2,843,383 and $1,970,669 for the nine months ended September 30, 2022 and 2021 respectively. The increase in net loss was due primarily to the expensing of goodwill due to impairment of $830,268 which increased operating expenses, partially offset by a reduction in other expense and an increase in revenues.

Liquidity and Capital Resources

Working Capital

	September 30, 2022	December 31, 2021
	(unaudited)
Current Assets	$5,745	$253,523
Current Liabilities	$(5,493,148)	$(5,007,005)
Working Capital (Deficiency)	$(5,487,405)	$(4,753.482)

Current assets at September 30, 2022 decreased compared to December 31, 2021 due to lower cash.

Current liabilities at September 30, 2022 increased compared to December 31, 2021 primarily due to a contingent purchase consideration of $410,000 relating to the acquisition of the Artist Republik business in 2022 and an increases in accounts payable and accrued expenses of $464,511, partially offset by a reduction of $411,348 in 2022 in the Company’s mandatorily redeemable Series C convertible preferred stock liability.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2022	September 30, 2021
Net Cash Used in Operating Activities	$(1,232,478)	$(1,843,633)
Net Cash Provided by Investing Activities	9,500	-
Net Cash Provided by Financing Activities	975,200	2,237,815
Net Increase (Decrease) in Cash	$(247,778)	$394,182

Net Cash Used in Operating Activities

Our cash used in operating activities was $1,232,478 for the nine month period ended September 30, 2022 compared to $1,843,633 for the nine month period ended September 30, 2021. Net loss was $2,843,383 and $1,970,669 for the nine month periods ending September 30, 2022 and 2021 respectively. In 2022, adjustments to reconcile the net loss to net cash used primarily included stock option expense $82,974, amortization of debt discount $58,784, amortization of intangible assets of $43,788, expensing the impairment of goodwill $830,268 and initial derivative expense of $78,452. In 2021, adjustments to reconcile the net loss to net cash used included primarily an adjustment for initial derivative expense $1,796,835 and change in fair value of derivatives of $(2,818,298). In 2022, changes in operating assets and liabilities included an increase in amount due to related party of $62,500 and an increase to accounts payable and accrued expenses of $501,879. In 2021 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $335,176 offset by a reduction in amount due to related party $134,499.

Net Cash Provided by Investing Activities

For the nine months ending September 30, 2022 we received cash of $9,500 from the business combination of Artist Republik.

Net Cash Provided by Financing Activities

Our cash provided by financing activities of $975,200 for the nine month period ended September 30, 2022 included cash from the issuance of Series D preferred stock under Regulation A of $879,200 less finder’s fees of $24,250, net proceeds from the issuance of Series C preferred stock of $ 53,750 and proceeds of $66,500 from the issuance of convertible notes. Our cash provided by financing activities of $2,237,815 for the nine month period ended September 30, 2021 included the issuance of Series C preferred stock sold for cash of $515,900 proceeds from the issuance of Series D preferred stock under Regulation A of $1,610.000, less offering costs of $31,310, and net proceeds from the issuance of convertible notes of $358,500 offset by a prepayment of convertible note of $ 116,500.

The Company derives the majority of its financing by issuing Series C and Series D preferred stock to investors. The investors have the right to convert Series C preferred stock at a discount of 29% to the then market price into common shares of the Company after the requisite Rule 144 waiting period. Series D preferred stock had been immediately convertible into common stock at deep discounts ranging from 20% to 50% to the market until the Securities and Exchange Commission first raised their concern in August 2022 regarding this “at-the-market” convertibility and ruled that future of Series D preferred stock conversions to common stock must occur at a defined (to be determined) set market price.

Going Concern

Following the Securities and Exchange Commission’s request to amend the Company’s Regulation A offering, the Company had also entered a corporate action for its 500 for 1 reverse stock split. Such split has yet to be approved by FINRA as of the date of this filing. However, the Company expects notice for an effective date shortly. An effective date will trigger the Company’s amended Regulation A filing, review and qualification by the SEC which may enable the Company to resume capital raising efforts for the future growth objectives of the business.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company has a working capital deficiency of $5,487,403 has an accumulated deficit of $42,641,808 and has a stockholder’s deficit of $7,069,008 after reclassification of temporary equity of $1,744,200 and its operations continue to be funded primarily from sales of its stock. During the nine months ended September 30, 2022, including the expensing of goodwill due to impairment of $830,268, the Company had a net loss and net cash used in operations of $2,843,383 and $1,232,478. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the issuance of convertible notes and equity instruments. The unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue raising financing through equity sales of Series C and Series D Preferred stock, while intending to reduce and/or eliminate its convertible debt. No assurance can be given that any such additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) Integrity Media, Inc.

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

(ii) Infinity Global Consulting Group Inc.

Infinity Global Consulting Group Inc. had previously filed a default judgement on May 29, 2018 in the 11th Judicial Circuit, Miami-Dade County, Florida court alleging that it was owed a services fee of $97,000, plus an entitlement to a warrant to purchase 5 million of the Company’s common shares at $0.03 per share. The Company believes that this claim is without merit since service on the Company was defective and the Company never received an actual notice of the lawsuit. Accordingly, on November 16, 2020 the Company filed a motion to set aside the default judgement. At the date of this filing, the motion still awaits a hearing. An accrued expense at September 30, 2022 and at December 31, 2021 has been established.

ITEM 1A. RISK FACTORS.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022:

Issued 176,986,025 common shares, valued at $637,150, to certain third parties as initial consideration to acquire the underlying Artist Republik business and related technology, trademarks and customer lists from Artist Republik, Inc.

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

During the three months ended September 30, 2022, the Company:

Issued 818,999,999 common shares on conversion of 59,125 Series C preferred stock plus accrued dividends valued at $85,480.

Issued 905,500,000 shares of common stock on conversion of 9,055 Series D preferred stock with a stated value of $90,550.

Issued 328,643,400 shares of common stock on the conversion of $21,000 of a convertible note, $2,630 of accrued interest and $5,300 of conversion fees at a conversion value of $28,930.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 29, 2020 the Company defaulted on the outstanding Series C preferred stock previously issued by being late with the December 31, 2019 Form 10-K filing on the extended date. Under the default provision of the Series C preferred stock the dividend rate increases from 8% to 22% and the stated price increases from $1.00 to $1.50. The Company also defaulted on four convertible notes, one dated March 30, 2017 (which has now been fully settled), one dated April 8, 2020 in the amount of $35,000 (which has now been fully settled), one dated May 20, 2020 in the amount of $60,000 and another one dated June 11, 2020 of $10,000 (which has now been fully settled) , causing the interest rate to increase to 24%.

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

FRIENDABLE, INC.

Date: November 18, 2022	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)