Form 10-Q/A
period 2022-09-30
Friendable, Inc.
filed 2022-11-21
CIK 1414043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

i

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Friendable, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 18, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

See accompanying notes to consolidated financial statements

FRIENDABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,843,383)	$(1,970,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	17,400
Non-cash loan fees deducted from proceeds	-	29,000
Debt conversion fees charged to expense	-	8,600
Stock option expense	82,974	65,024
Amortization of debt discount	58,784	467,101
Amortization of intangible assets	43,788	-
Impairment of goodwill	830,268	-
Initial derivative expense	78,452	1,796,835
Gain on change in fair value of derivatives	(98,999)	(2,818,298)
Premium, dividends and accretion on Series C preferred stock	41,721	281,654
Gain on extinguishment of debt	(81,706)	-
Loss on settlement of debt	85,913	-
Change in operating assets and liabilities:
Accounts receivable	-	12,500
Prepaid expenses	-	66,543
Accounts payable - related party	62,500	(134,499)
Accounts payable and accrued expenses	501,880	335,176
Deferred income	5,330	-
NET CASH USED IN OPERATING ACTIVITIES	(1,232,478)	(1,843,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	9,500	-
	9,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series C preferred stock	53,750	515,900
Redemption of Series C preferred stock	-	(95,150)
Payment of Series C preferred stock dividends	-	(3,625)
Proceeds from sale of convertible Series D preferred stock from Regulation A offering	879,200	1,610,000
Offering costs of convertible Series D preferred stock	(24,250)	(31,310)
Proceeds from issuance of convertible notes	66,500	358,500
Prepayment of convertible note	-	(116,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	975,200	2,237,815

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(247,778)	394,182

CASH AND CASH EQUIVALENTS - beginning of period	253,523	52,702

CASH AND CASH EQUIVALENTS - end of period	$5,745	$446,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Settlement of stock subscription receivable	$-	$4,500
Derivative value recorded as debt discounts	$80,000	$446,700
Conversion of convertible notes and accrued interest to common stock	$25,000	$401,949
Exchange of convertible note for Series D preferred stock	$150,000	$-
Conversion of Series C redeemable preferred shares to common stock	$512,591	$350,789
Conversion of Series D preferred stock to common stock	$792,520	$1,204,700
Conversion of accrued interest to common stock	$36,578	$46,970
Acquisition of Artist Republik business with common stock and contingent consideration	$1,037,650	$-
Deemed dividend on warrant ratchet	$323,999	$-
Cash consists of :
Cash	$5,745	$446,884

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company has a working capital deficiency of $5,487,403, an accumulated deficit of $42,641,808 and has a stockholder’s deficit of $ 7,068,009 after reclassifying temporary equity of $ 1,744,200 applicable to potential rescission claims by the holders of Series D convertible Preferred stock. Its operations continue to be funded primarily from sales of its stock and proceeds from convertible debt. During the three and nine months ended September 30, 2022 the Company had a net loss of $1,372,225 and $2,843,383, respectively, and net cash used in operations of $1,232,478. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain the necessary financing through the continued issuance of equity instruments. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Volatility	281%
Risk Free Rate	12.5%
Expected Term	0.007 - 0.036-0

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

FRIENDABLE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited)

9. SHARE PURCHASE WARRANTS

Activity in the nine months ended September 30, 2022 is as follows:

Common stock warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (Years)
Balance outstanding, December 31, 2021	66,817,000	0.0067	3.44
Granted	2,500,000	0.01	4.48
Granted	2,500,000	0.001	4.66
Cancelled warrants	(30,000,000)	(0.005)	-
Rachet adjustment	270,000,000	0.0005	3.27
Warrants exercised	(100,000,000)	(0.0005)	-
Balance outstanding, September 30, 2022	211,817,000	0.00236	3.41

Series D warrants

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price $	Remaining Life (years)
Balance outstanding, December 31, 2020	-	-	-
Granted	3,500	10.00	4.13
Balance outstanding, December 31, 2021	3,500	10.00	4.13
Balance outstanding, September 30, 2022	3,500	10.00	3.63

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

The Company received advances of $12,500 on October 7, 2022, $4,500 on October 14, 2022, $4,000 on October 26, 2022 and $4,000 on October 31, 2022 (total $25,000) against the above mentioned $100,000.

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

For more information,

visit www.Friendable.com, www.FanPassLive.com, www.artistrepublik.com and www.featuredX.com

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

Net Cash Used in Operating Activities

Our cash used in operating activities was $1,232,478 for the nine month period ended September 30, 2022 compared to $1,843,633 for the nine month period ended September 30, 2021. Net loss was $2,843,383 and $1,970,669 for the nine month periods ending September 30, 2022 and 2021 respectively. In 2022, adjustments to reconcile the net loss to net cash used primarily included stock option expense $82,974, amortization of debt discount $58,784, amortization of intangible assets of $43,788, expensing the impairment of goodwill $830,268 and initial derivative expense of $78,452. In 2021, adjustments to reconcile the net loss to net cash used included primarily an adjustment for initial derivative expense $1,796,835 and change in fair value of derivatives of $(2,818,298). In 2022, changes in operating assets and liabilities included an increase in amount due to related party of $62,500 and an increase to accounts payable and accrued expenses of $501,880. In 2021 changes in operating assets and liabilities included an increase to accounts payable and accrued expenses of $335,176 offset by a reduction in amount due to related party $134,499.

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

FRIENDABLE, INC.

Date: November 21, 2022	By:	/s/ Robert Rositano, Jr.
Name: Robert Rositano, Jr.
Title: CEO, Secretary, and Director (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Robert Rositano, Jr
Name: Robert Rositano, Jr
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)